Form 10-K
period 1999-12-31
ATLAS PIPELINE PARTNERS LP
filed 2000-04-27
CIK 1092914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________


                         Commission file number: 1-14998

                          ATLAS PIPELINE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             23-3011077
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

311 Rouser Road
Moon Township, Pennsylvania                                      15108
(Address of principal executive offices)                       (Zip code)


Registrant's telephone number, including area code: (412) 262-2830

Securities registered pursuant to Section 12(b) of the Act:
Common Units of Limited Partnership Interest

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                 As of April 21, 2000, there were outstanding 1,500,000 Common Units and 1,641,026 Subordinated Units

The aggregate market value of the equity securities held by non-affiliates of the registrant, based on the closing price on April 25, 2000 was approximately $19,125,000.

                                EXPLANATORY NOTE

This report is being filed pursuant to Rule 15d-2 under the Securities Exchange Act of 1934 and contains only certified financial statements as required by Rule 15d-2. The registrant is not filing statements of income and cash flows for itself because it had no operations during the fiscal year end.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K



                                                                                                                Page

INDEX TO FINANCIAL STATEMENTS.............................................................................        3

PART IV
     Item 14:    Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................        5

SIGNATURES................................................................................................       88


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                       Page
                                                                                                                       ----
REGISTRANT'S FINANCIAL STATEMENTS
   ATLAS PIPELINE PARTNERS, L.P.
     BALANCE SHEET
     Report of Independent Certified Public Accountants................................................................   5
     Balance Sheet as of December 31, 1999.............................................................................   6
     Notes to Balance Sheet............................................................................................   7
   ATLAS PIPELINE PARTNERS, L.P.
     UNAUDITED PRO FORMA FINANCIAL STATEMENTS
     Introduction......................................................................................................   8
     Pro Forma Balance Sheet as of December 31, 1999...................................................................   9
     Pro Forma Statement of Operations for the year ended December 31, 1999............................................  10
     Pro Forma Statement of Operations for the year ended December 31, 1998............................................  11
     Notes to Pro Forma Financial Statements...........................................................................  12
   ATLAS PIPELINE PARTNERS GP, LLC
     BALANCE SHEET
     Report of Independent Certified Public Accountants................................................................  14
     Balance Sheet as of December 31, 1999.............................................................................  15
     Notes to Balance Sheet............................................................................................  16
HISTORICAL OPERATING FINANCIAL STATEMENTS
   RESOURCE AMERICA, INC. GATHERING OPERATIONS
     COMBINED FINANCIAL STATEMENTS
     Report of Independent Certified Public Accountants................................................................  17
     Combined Balance Sheets as of December 31, 1999 and 1998..........................................................  18
     Combined Statements of Operations for the years ended December 31, 1999, 1998 and 1997............................  19
     Combined Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997............................  20
     Notes to Combined Financial Statements............................................................................  21
   VIKING RESOURCES CORPORATION GATHERING OPERATIONS
     FINANCIAL STATEMENTS
     Report of Independent Certified Public Accountants................................................................  25
     Statements of Assets and Liability as of August 31, 1999 (unaudited) and December 31, 1998 and 1997...............  26
     Statements of Operations for the eight months ended August 31, 1999 and 1998 (unaudited) and the years ended December 31, 1998, 1997, and 1996...............................................................  27
     Statements of Cash Flows for the eight months ended August 31, 1999 and 1998 (unaudited) and the years ended December 31, 1998, 1997, and 1996...............................................................  28
     Notes to Financial Statements....................................................................................   29
   THE ATLAS GROUP, INC. GATHERING OPERATIONS
     COMBINED FINANCIAL STATEMENTS
     Report of Certified Public Independent Accountants................................................................  33
     Combined Balance Sheet as of September 30, 1998 ..................................................................  34
     Combined Statements of Operations for the nine months ended September 29, 1998 and the year ended December 31, 1997................................................................................  35
     Combined Statements of Cash Flows for the nine months ended September 29, 1998 and the year ended December 31, 1997................................................................................  36
     Notes to Combined Financial Statements............................................................................  37


                          INDEX TO FINANCIAL STATEMENTS
                                   (Continued)

                                                                                                                       Page
                                                                                                                       ----
OBLIGORS' FINANCIAL STATEMENTS
   ATLAS AMERICA, INC.
     CONSOLIDATED FINANCIAL STATEMENTS
     Consolidated Balance Sheet as of December 31, 1999 (unaudited)..................................................    40
     Consolidated Statements of Operations for the three months ended December 31, 1999
       and 1998 (unaudited)..........................................................................................    41
     Consolidated Statements of Cash Flows for the three months ended December 31, 1999
       and 1998 (unaudited)..........................................................................................    42
     Notes to Consolidated Financial Statements (unaudited)..........................................................    43
   ATLAS AMERICA, INC.
     CONSOLIDATED FINANCIAL STATEMENTS
     Report of Independent Certified Public Accountants..............................................................    44
     Consolidated Balance Sheets as of September 30, 1999 and 1998...................................................    45
     Consolidated Statement of Operations for the year ended September 30, 1999......................................    46
     Consolidated Statements of Changes in Stockholder's Equity for the year ended September 30, 1999................    47
     Consolidated Statement of Cash Flows for the year ended September 30, 1999......................................    48
     Notes to Consolidated Financial Statements......................................................................    49
   THE ATLAS GROUP, INC.
     CONSOLIDATED FINANCIAL STATEMENTS
     Independent Auditors' Report....................................................................................    58
     Consolidated Statements of Financial Position as of June 30, 1998 and July 31, 1997.............................    59
     Consolidated Statements of Income for the eleven months ended June 30, 1998 and the year
       ended July 31, 1997...........................................................................................    60
     Consolidated Statements of Cash Flows for the eleven months ended June 30, 1998 and the year
       ended July 31, 1997...........................................................................................    61
     Notes to Consolidated Financial Statements......................................................................    62
   RESOURCE ENERGY, INC.
     CONSOLIDATED FINANCIAL STATEMENTS
     Consolidated Balance Sheet at December 31, 1999 (unaudited).....................................................    71
     Consolidated Statements of Operations for the three months ended December 31, 1999
       and 1998 (unaudited)..........................................................................................    72
     Consolidated Statements of Cash Flows for the three months ended December 31, 1999
       and 1998 (unaudited)..........................................................................................    73
     Notes to Consolidated Financial Statements (unaudited)..........................................................    74
   RESOURCE ENERGY, INC.
     CONSOLIDATED FINANCIAL STATEMENTS
     Report of Independent Certified Public Accountants..............................................................    75
     Consolidated Balance Sheets as of September 30, 1999 and 1998...................................................    76
     Consolidated Statements of Operations for the years ended September 30, 1999, 1998 and 1997.....................    77
     Consolidated Statements of Changes in Stockholder's Equity for the years ended September 30, 1999,
       1998 and 1997.................................................................................................    78
     Consolidated Statements of Cash Flows for the years ended September 30, 1999, 1998 and 1997.....................    79
     Notes to Consolidated Financial Statements......................................................................    80

ITEM 14.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               Report of Independent Certified Public Accountants


Partners
Atlas Pipeline Partners, L.P.


         We have audited the accompanying balance sheet of Atlas Pipeline Partners, L.P. (the "Partnership") (a development stage partnership) as of December 31, 1999. This balance sheet is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of the Partnership, as of December 31, 1999 in conformity with generally accepted accounting principles.













/s/ Grant Thornton LLP
---------------------
Cleveland, Ohio
April 21, 2000

                          ATLAS PIPELINE PARTNERS, L.P.
                        (A DEVELOPMENT STAGE PARTNERSHIP)


                                  BALANCE SHEET
                                December 31, 1999


                                     ASSETS
CURRENT ASSET
         Cash....................................................................................       $  1,000
                                                                                                        ========



                                PARTNERS' EQUITY

PARTNERS' EQUITY.................................................................................       $  1,000
                                                                                                        ========


























                           See notes to balance sheet

                          ATLAS PIPELINE PARTNERS, L.P.
                        (A DEVELOPMENT STAGE PARTNERSHIP)


                             NOTES TO BALANCE SHEET
                                December 31, 1999


NOTE 1 -- NATURE OF OPERATIONS

         Atlas Pipeline Partners, L.P. ("the Partnership") is a Delaware limited partnership that was formed May 6, 1999, by subsidiaries of Resource America, Inc. ("RAI"), to acquire the gathering operations of RAI and to sell limited partnership units. These gathering operations operate 888 miles of gas gathering pipelines located in Pennsylvania, Ohio and New York. RAI is a publicly traded company (trading under the symbol REXI on the NASDAQ system) operating in the real estate finance, leasing, and energy sectors. The Partnership is a development stage company and has not commenced significant operations.

NOTE 2 -- SUBSEQUENT EVENT

         In January 2000, Atlas Pipeline Partners, L.P. completed its initial public offering of 1.5 million of its common units at a price of $13 per unit and subsequently acquired the gathering operations of RAI.

                          ATLAS PIPELINE PARTNERS, L.P.

                    UNAUDITED PRO FORMA FINANCIAL STATEMENTS


         Following are the unaudited pro forma financial statements of Atlas Pipeline Partners, L.P. ("Atlas Pipeline"), as of December 31, 1999 and for the years ended December 31, 1999 and 1998. The unaudited pro forma balance sheet assumes that the registrant's initial public offering and the acquisition of the natural gas pipeline gathering systems occurred as of December 31, 1999, and the statements of operations assume the offering and transaction occurred January 1, 1998. The transaction adjustments are presented in the notes to the unaudited pro forma financial statements. The unaudited pro forma financial statements and accompanying notes should be read together with the Financial Statements and related notes included elsewhere.

         Atlas Pipeline accounted for the acquisition of the gathering systems in the unaudited pro forma financial statements as a "drop-down" transaction in accordance with the guidance of Emerging Issues Task Force Statement No. 87-21, "Changing Accounting Basis in Master Limited Partnership Transactions." Based on such guidance, the assets acquired from the gathering operations of Resource America, Inc. and The Atlas Group, Inc. were recorded at historical cost.

         The pro forma balance sheet and the pro forma statements of operations are unaudited and were derived by adjusting the historical financial statements of the gathering operations of Resource America, Inc. ("RAI") and its wholly-owned subsidiaries, The Atlas Group, Inc., and Viking Resources Corporation. Atlas Pipeline is a newly formed limited partnership which acquired the net assets related to the gathering operations of RAI and its above-mentioned Subsidiaries in January 2000. Atlas Pipeline is providing unaudited pro forma financial statements for informational purposes only. They should not be construed as indicative of Atlas Pipeline's financial position or results of operations had the transactions been consummated on the dates assumed. Moreover, they do not project Atlas Pipeline's financial position or results of operations for any future date or period.

                          ATLAS PIPELINE PARTNERS, L.P.

                       PRO FORMA BALANCE SHEET (UNAUDITED)
                                December 31, 1999
                                 (in thousands)

                                                                                Historical
                                                                                   Atlas     Pro Forma and
                                                                                 Pipeline      Offering        Pro Forma
                                                                                 Partners     Adjustments     As Adjusted
ASSETS
Cash and cash equivalents....................................................    $       1    $   17,385  A    $      750
                                                                                                 (16,636) B
Property and equipment
Gas gathering and transmission facilities....................................             -       15,760  B        15,760
Less - accumulated depreciation and amortization.............................             -            -                -
                                                                                 ----------   ----------       ----------
                                                                                          -       15,760           15,760
                                                                                 ----------   ----------       ----------
                                                                                 $        1   $   16,509       $   16,510
                                                                                 ==========   ==========       ==========

LIABILITIES
Advances from parent.........................................................    $        -   $  (12,970) B    $        -
                                                                                                  12,970  B
Accounts payable.............................................................             -         (874) B             -
                                                                                                     874  B

PARTNERS' EQUITY
Common units.................................................................                     17,393  A        17,393
Subordinated units...........................................................             -         (876) B          (876)
General partner interest ....................................................             1           (8) A            (7)
                                                                                 ----------   ----------       ----------
                                                                                 $        1   $   16,509       $   16,510
                                                                                 ==========   ==========       ==========













                   See notes to pro forma financial statements

                          ATLAS PIPELINE PARTNERS, L.P.

                  PRO FORMA STATEMENT OF OPERATIONS (UNAUDITED)
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                     (in thousands, except per unit amount)

                                                                  Historical    Historical
                                                                   Resource       Viking
                                                                    America      Resources   Pro Forma and
                                                                   Gathering     Gathering     Offering         Pro Forma
                                                                  Operations    Operations    Adjustments      As Adjusted
Revenues:
   Transportation and compression revenue.....................  $     3,541     $       509    $   3,386  C   $     7,436

Costs and expenses:
   Transportation and compression.............................          695              83            -              778
   General and administrative.................................          417              77            -              494
   Property tax...............................................           16               3            -               19
   Interest expense...........................................          397               -         (397) D             -
   Depreciation and amortization..............................          680              45         (725) E         1,051
                                                                                                   1,051  F
                                                                -----------     -----------    ---------
     Total costs and expenses.................................        2,205             208          (71)           2,342
                                                                -----------     -----------    ----------     -----------
Income from operations........................................        1,336             301        3,457            5,094
Provision (benefit) for income taxes..........................          532             120         (652) G             -
                                                                -----------     -----------    ---------      -----------
Net income....................................................  $       804     $       181    $   4,109      $     5,094
                                                                ===========     ===========    =========      ===========

Net income per unit...........................................                                                $      1.59
                                                                                                              ===========



















                   See notes to pro forma financial statements

                          ATLAS PIPELINE PARTNERS, L.P.

                  PRO FORMA STATEMENT OF OPERATIONS (UNAUDITED)
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                     (in thousands, except per unit amount)

                                                     Historical
                                     ---------------------------------------------
                                        Resource        Viking           Atlas
                                         America       Resources         Group
                                        Gathering     Corporation      Gathering
                                       Operations     Operations      Operations
                                          Year           Year         Nine Months                  Additional
                                          Ended          Ended           Ended                      Pro Forma       Pro Forma
                                      December 31,   December 31,   September 29,    Pro Forma     and Offering        as
                                          1998           1998            1998       Adjustments    Adjustments      Adjusted
                                     -------------  --------------    ------------  -----------    -----------      --------
Revenues:
   Transportation and compression
     revenue..........................  $   1,022     $     769        $   2,026    $         -    $   3,300C      $     7,117

Costs and expenses:
   Transportation and compression.....        191            71              315              -            -               577
   General and administrative.........         90           116              355              -            -               561
   Property tax expense...............         39             9                1              -            -                49
   Interest expense...................         79             -              277              -         (356)D               -
   Depreciation and amortization .....        275            49            1,098         (1,422)E          -             1,051
                                                                                          1,051 F
                                        ---------     ---------        ---------    -----------    ---------       -----------
     Total costs and expenses.........        674           245            2,046           (371)        (356)            2,238
                                        ---------     ---------        ---------    -----------    ---------       -----------
Income (loss) from operations.........        348           524              (20)           371        3,656             4,879
Provision (benefit) for income taxes..        138           210               (8)           145         (485)G               -
                                        ---------     ---------        ---------    -----------    ---------       -----------
Net income (loss).....................  $     210     $     314        $     (12)   $       226    $   4,141       $     4,879
                                        =========     =========        =========    ===========    =========       ===========
Net income per unit...................                                                                             $     1.52
                                                                                                                   ==========










                   See notes to pro forma financial statements

                          ATLAS PIPELINE PARTNERS, L.P.

               NOTES TO PRO FORMA FINANCIAL STATEMENTS (UNAUDITED)

         The accompanying pro forma financial statements include the gathering operations pipeline assets, liabilities, equity and operations of Atlas America, Inc., Viking Resources Corporation ("VRC"), and Resource Energy, Inc., wholly-owned subsidiaries of Resource America, Inc. These gathering operations operate gas gathering pipelines located in Pennsylvania, Ohio and New York. Resource America is a publicly traded company (trading under the symbol REXI on the NASDAQ system) operating in the real estate finance, leasing, and energy sectors.

         On September 29, 1998, Resource America acquired all of the common stock of Atlas America, formerly The Atlas Group, Inc., in exchange for 2,063,496 shares of Resource America's common stock and the assumption of Atlas America's debt. The acquisition was recorded under the purchase method of accounting and, accordingly, the results of the gas gathering operations of Atlas America are included in these pro forma financial statements commencing January 1, 1998. The purchase price has been allocated to gathering assets acquired and related liabilities assumed based on the fair market value at the date of acquisition. The pro forma statement of operations for the year ended December 31, 1998 includes the historical results for Atlas gathering operations for the nine months ended September 30, 1998. The three months of post-acquisition operations is included in the Resource America gathering operations results.

         On August 31, 1999, Resource America acquired all of the common stock of VRC in exchange for 1,243,684 shares of Resource America's common stock, $29.0 million in cash and the assumption of VRC debt. The acquisition was recorded under the purchase method of accounting and, accordingly, the results of the gas gathering and transportation operations of VRC are included in these financial statements commencing January 1, 1998. The purchase price has been allocated to pipeline assets acquired and liabilities assumed based on the fair market value at the date of acquisition. The pro forma statement of operations for the year ended December 31, 1999 includes the historical results for Viking Resources gathering operations for the eight months ended August 31, 1999. The four months of post-acquisition operations is included in the Resource America gathering operations results.

         The pro forma and offering adjustments have been prepared as if the acquisition of the gathering systems had taken place on December 31, 1999, in the case of the pro forma balance sheet, or as of January 1, 1998 in the case of the pro forma income statement for the years ended December 31, 1999 and 1998.

         A. Reflects the estimated net proceeds to the Partnership of $17.4 million from the issuance and sale of 1.5 million common units at an initial public offering price of $13.00 per common unit, net of underwriters' discounts and commissions of approximately $1.4 million and offering expenses of approximately $750,000. Upon completion of the offering, Atlas Pipeline will have $750,000 of working capital.

         B. Reflects the transaction by which Atlas Pipeline will obtain ownership of the assets of Resource America gathering operations at net book value in exchange for cash of $2.8 million, the assumption of $13.0 million in debt, a $874,000 payment to two affiliated partnerships from whom a portion of the gathering systems will be acquired and 1,641,026 subordinated units. As this transaction is between entities under common control, it has been recorded at historical net book value of $15.8 million, with the incremental amount of $876,000 recorded as a reduction in partners' equity relating to the subordinated units.

         C. Reflects the pro forma revenues from the master natural gas gathering agreement effective upon consummation of the offering pursuant to which Atlas Pipeline will transport natural gas production. Pro forma revenues from such agreements were calculated based on Resource America Gathering Operations historical natural gas production volumes.

         D. Reflects the elimination of historical interest expense paid to Resource America as such loans will not be assumed.

         E. Reflects the elimination of historical depreciation and amortization expense.

         F. Reflects pro forma depreciation expense based on the fair value assigned to the assets in allocating the purchase price paid by Resource America for The Atlas Group, Inc. and an assessment of the remaining useful lives of those assets at the date of acquisition.

         G. Reflects the elimination of the historical income tax provision as income taxes will be borne by the partners and not Atlas Pipeline.

                          ATLAS PIPELINE PARTNERS, L.P.

Pro Forma Net Income Per Unit

         Pro forma net income per unit is determined by dividing the pro forma net income that would have been allocated to the common and subordinated unitholders, which is 98% of pro forma net income, by the number of common and subordinated units expected to be outstanding at the closing of the offering. For purposes of this calculation, the minimum quarterly cash distribution was assumed to have been paid to both common and subordinated unitholders and the number of common and subordinated units outstanding, 3,205,129, was assumed to have been outstanding the entire period. Pursuant to the partnership agreement, to the extent that the minimum quarterly distribution is exceeded, the general partner is entitled to certain incentive distributions which will result in less income proportionately being allocated to the common and subordinated unitholders. Basic and diluted pro forma net income per common and subordinated units are equal as there are no dilutive units.


Distribution of Cash Upon Liquidation

         Following the beginning of Atlas Pipeline's dissolution and liquidation, assets will be sold or otherwise disposed of and the partners' capital account balances will be adjusted to reflect any resulting gain or loss. The proceeds of liquidation will first be applied to the payment of its creditors in the order of priority provided in the partnership agreement and by law. After that, the proceeds will be distributed to the unitholders and the general partner in accordance with their capital account balances, as so adjusted.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Atlas Pipeline Partners GP, LLC


         We have audited the accompanying balance sheet of Atlas Pipeline Partners GP, LLC (the "Company") (a development stage company) as of December 31, 1999. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of the Company, as of December 31, 1999 in conformity with generally accepted accounting principles.



















/s/ Grant Thornton LLP





Cleveland, Ohio
April 21, 2000

                         ATLAS PIPELINE PARTNERS GP, LLC
                          (A Development Stage Company)

                                  BALANCE SHEET
                                December 31, 1999



                                     ASSETS


CURRENT ASSET
         Cash....................................................................................       $  1,000
                                                                                                        ========



                              STOCKHOLDER'S EQUITY

STOCKHOLDER'S EQUITY.............................................................................       $  1,000
                                                                                                        ========






























                           See notes to balance sheet

                         ATLAS PIPELINE PARTNERS GP, LLC
                          (A Development Stage Company)

                             NOTES TO BALANCE SHEET
                                December 31, 1999


NOTE 1 -- NATURE OF OPERATIONS

         Atlas Pipeline Partners GP, LLC (an indirect wholly owned subsidiary of Resource America, Inc. ("RAI")) is a Delaware corporation that was formed November 18, 1999 to become the general partner and manage the operations and activities of Atlas Pipeline Partners, L.P. a partnership formed to acquire RAI gas gathering operations. RAI gathering operations operate 888 miles of gas gathering pipelines located in Pennsylvania, Ohio and New York. RAI is a publicly traded company (trading under the symbol REXI on the NASDAQ system) operating in the real estate finance, leasing, and energy sectors.

         Atlas Pipeline Partners GP, LLC, Inc. is a development stage company and has not commenced significant operations.

NOTE 2 -- SUBSEQUENT EVENT

         In January 2000, Atlas Pipeline Partners, L.P. completed its initial public offering of 1.5 million of its common units at a price of $13 per unit and subsequently acquired RAI's gas gathering operations.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors
Resource America, Inc.

         We have audited the accompanying combined balance sheets of Resource America, Inc. Gathering Operations as of December 31, 1999 and 1998, and the related combined statements of operations and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Resource America, Inc. Gathering Operations as of December 31, 1999 and 1998, and the combined results of their operations and their combined cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.














/s/ Grant Thorton LLP



Cleveland, Ohio
April 21, 2000

                   RESOURCE AMERICA, INC. GATHERING OPERATIONS

                             COMBINED BALANCE SHEETS

                                                                                                December 31,
                                                                                          1999              1998
                                                                                    ---------------     -------------

         ASSETS

Cash and cash equivalents.........................................................  $         3,000     $       9,000
Accounts receivable - affiliates..................................................          374,000           250,000
                                                                                    ---------------     -------------
     Total current assets.........................................................          377,000           259,000
Property and equipment (at cost)
   Gas gathering and transmission facilities......................................       16,744,000         8,078,000
   Less - accumulated depreciation................................................       (1,858,000)       (1,266,000)
                                                                                    ---------------     -------------
       Net property and equipment.................................................       14,886,000         6,812,000
Goodwill (net of accumulated amortization of $110,000 at December 31, 1999
   and $22,000 at December 31, 1998)..............................................        2,480,000         2,568,000
                                                                                    ---------------     -------------
                                                                                    $    17,743,000     $   9,639,000
                                                                                    ===============     =============

         LIABILITIES AND COMBINED EQUITY

Accounts payable and accrued liabilities..........................................  $        33,000     $      47,000
                                                                                    ---------------     -------------
     Total current liabilities ...................................................           33,000            47,000
Advances from parent..............................................................       12,970,000         6,599,000
Combined equity...................................................................        4,740,000         2,993,000
                                                                                    ---------------     -------------
                                                                                    $    17,743,000     $   9,639,000
                                                                                    ===============     =============








             See accompanying notes to combined financial statements

                   RESOURCE AMERICA, INC. GATHERING OPERATIONS

                        COMBINED STATEMENTS OF OPERATIONS

                                                                                                   Years Ended
                                                                                                   December 31,
                                                                                      1999            1998              1997
                                                                                  -----------    -------------     -------------
Revenues:
   Transportation and compression revenue-affiliates.........................     $ 3,541,000    $   1,022,000     $     349,000

Costs and expenses:
   Transportation and compression............................................         711,000          191,000            81,000
   General and administration................................................         417,000          129,000            45,000
   Interest expense..........................................................         397,000           79,000                 -
   Depreciation and amortization.............................................         680,000          275,000           172,000
                                                                                  -----------    -------------     -------------

   Total costs and expenses..................................................       2,205,000          674,000           298,000
                                                                                  -----------    -------------     -------------

Income from operations.......................................................       1,336,000          348,000            51,000
Provision for income taxes...................................................         532,000          138,000            19,000
                                                                                  -----------    -------------     -------------

Net income ..................................................................     $   804,000    $     210,000     $      32,000
                                                                                  ===========    =============     =============























             See accompanying notes to combined financial statements

                   RESOURCE AMERICA, INC. GATHERING OPERATIONS

                        COMBINED STATEMENTS OF CASH FLOWS

                                                                                                   Years Ended
                                                                                                  December 31,
                                                                                      1999            1998             1997
                                                                                 ------------    -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...................................................................    $    804,000    $     210,000     $      32,000
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.............................................         680,000          275,000           172,000
Change in operating assets and liabilities:
   (Increase) decrease in accounts receivable................................        (124,000)         (14,000)            5,000
   Increase (decrease) in accounts payable and accrued liabilities...........         (14,000)         (64,000)                -
                                                                                 ------------    -------------     -------------
   Net cash provided by operating activities.................................       1,346,000          407,000           209,000

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash acquired in business acquisition....................................               -           10,000                 -
Capital expenditures.........................................................      (1,366,000)        (402,000)          (19,000)
                                                                                 -------------   -------------     --------------
   Cash used in investing activities.........................................      (1,366,000)        (392,000)          (19,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (to) from parent....................................................          14,000           (6,000)         (190,000)
                                                                                 ------------    -------------     -------------
   Cash used in financing activities.........................................          14,000           (6,000)         (190,000)
Increase (decrease) in cash and cash equivalents.............................          (6,000)           9,000                 -
Cash and cash equivalents, beginning of period...............................           9,000                -                 -
                                                                                 ------------    -------------     -------------
Cash and cash equivalents, end of period.....................................    $      3,000    $       9,000     $           -
                                                                                 ============    =============     =============













             See accompanying notes to combined financial statements

                   RESOURCE AMERICA, INC. GATHERING OPERATIONS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

         The accompanying combined financial statements include the pipeline assets, liabilities, equity, and operations of the wholly owned subsidiaries of AIC, Inc. ("AIC") and the pipeline operating divisions of Resource Energy, Inc. ("REI") and Viking Resources Corporation ("VRC"). These entities operate 888 miles of gas gathering pipelines located in Pennsylvania, Ohio and New York. AIC is a wholly owned subsidiary of Atlas America, Inc. ("ATLAS"). REI, ATLAS, and VRC are wholly owned subsidiaries of Resource America, Inc. ("RAI"). AIC and REI and VRC will be referred to as Gathering Operations. RAI is a publicly traded company (trading under the symbol REXI on the NASDAQ system) operating in the real estate finance, leasing, and energy sectors.

         In January 2000, RAI sold the net assets of the Gathering Operations to Atlas Pipeline Partners, L.P., a newly formed limited partnership, in connection with its initial public offering of limited partnership units. See Note 5.

         On September 29, 1998, RAI acquired all of the common stock of ATLAS, formerly The Atlas Group, Inc., in exchange for 2,063,496 shares of RAI's common stock and the assumption of ATLAS debt. The acquisition was recorded under the purchase method of accounting and accordingly the results of the gas gathering and transportation operations of ATLAS are included in these financial statements commencing September 30, 1998. The purchase price has been allocated to pipeline assets acquired and liabilities assumed based on the fair market value at the date of acquisition.

         The following unaudited pro forma information is presented to show the effect on revenue and net income had the acquisition been consummated on January 1, 1998:
                                                                Year Ended
                                                               December 31,
                                                                   1998
                                                              -------------
                                                              (in thousands)
Revenue.........................................................  $   3,048
Net income......................................................        490

         On August 31, 1999, RAI acquired all of the common stock of VRC in exchange for 1,243,684 shares of RAI's common stock, $29.0 million in cash and the assumption of VRC debt. The acquisition was recorded under the purchase method of accounting and, accordingly, the results of the gas gathering and transportation operations of VRC are included in these financial statements commencing September 1, 1999. The purchase price has been allocated to pipeline assets acquired and liabilities assumed based on the fair market value at the date of acquisition.

         The following unaudited pro forma information is presented to show the effect on revenue and net income had the acquisition been consummated on January 1, 1998:
                                                             Years Ended
                                                             December 31,
                                                       ------------------------
                                                          1999           1998
                                                       ------------    --------
                                                              (in thousands)
Revenue................................................ $  4,050       $  3,817
Net income.............................................      985            729

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statement follows.

                   RESOURCE AMERICA, INC. GATHERING OPERATIONS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Use of Estimates

         Preparation of the combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Property and Equipment

         Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Gas gathering and transmission facilities are depreciated over 15 or 25 years using the double declining balance and straight-line methods. Other equipment is depreciated over 5 to 10 years using the straight-line methods.

Impairment of Long-Lived Assets

         The Gathering Operations reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset's estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.

Goodwill

         Goodwill is associated with the purchase of the pipeline assets of Atlas and is being amortized over a period of 30 years, using the straight line method.

Federal Income Taxes

         The Gathering Operations are included in the consolidated federal income tax return of RAI. Income taxes are calculated as if the Gathering Operations had filed a return on a separate company basis utilizing a statutory rate of 34%. Deferred taxes represent deferred tax assets or liabilities which are recognized based on the temporary differences between the tax basis of the Gathering Operations assets and liabilities and the amounts reported in the financial statements. These amounts are owed to RAI and are included in Advances from Parent. Separate company state tax returns are filed in those states in which subsidiaries and divisions of Atlas, REI, and VRC are registered to do business.

Revenue Recognition

         Revenues are recognized at the time the natural gas is transmitted through the pipelines.

Fair Value of Financial Instruments

         For cash and cash equivalents, receivable and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Accounts Receivable - Affiliates

         The Gathering Operations are affiliated with other companies which are subsidiaries of AIC and limited partnerships controlled by AIC, REI, and VRC. The Gathering Operations are dependent upon the resources and services provided by AIC, REI, VRC and these affiliates. Accounts receivable represent the net balance due from these affiliates and includes reimbursements of Gathering Operations expenses to be reimbursed, which have been paid by these affiliates.

                   RESOURCE AMERICA, INC. GATHERING OPERATIONS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Cash Flow Statements

         For purposes of the statement of cash flows, all highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents.

Supplemental Disclosure of Cash Flow Information

         Information for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                                                                    Years Ended
                                                                                ------------------------------------------------
                                                                                                   December 31,
                                                                                ------------------------------------------------
                                                                                    1999              1998             1997
                                                                                -------------    -------------     -------------
Cash paid for:
     Interest................................................................   $     389,000    $      79,000     $           -
                                                                                =============    =============     =============
     Income taxes............................................................   $     403,000    $     207,000     $      17,000
                                                                                =============    =============     =============

Details of Viking Acquisition at August 31, 1999

     Fair value of assets acquired...........................................................    $       7,407,000
     Liabilities assumed.....................................................................           (6,464,000)
     Capital contributed.....................................................................           (  943,000)
                                                                                                 -----------------
     Net cash acquired.......................................................................    $               0
                                                                                                 =================

Details of Atlas Acquisition at September 29, 1998

     Fair value of assets acquired...........................................................    $       7,786,000
     Liabilities assumed.....................................................................           (5,308,000)
     Capital contributed.....................................................................           (2,488,000)
                                                                                                 -----------------
     Net cash acquired.......................................................................    $         (10,000)
                                                                                                 =================

Expense Allocation

         RAI allocated certain direct and indirect general and administrative expenses to the Gathering Operations during each of the years presented. Indirect costs were allocated based on the number of employees. The types of indirect expenses allocated to the Gathering Operations during this period consisted of salaries and benefits, legal, office rent, utilities, telephone services, data processing services, and office supplies. Management believes that the method used to allocate these expenses is reasonable.

New Accounting Standards

         Effective January 1999, the Gathering Operations became subject to the provisions of Statement of Financial Accounting Standards No. 130. (SFAS 130). SFAS 130, "Reporting Comprehensive Income" requires disclosure of comprehensive income and its components. Comprehensive income includes net income and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income". The Gathering Operations have no material elements of comprehensive income, other than net income to report.

                   RESOURCE AMERICA, INC. GATHERING OPERATIONS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

         In June 1998 the Financial Accounting Standards Board (FASB) issued statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging". SFAS 133 will require the Company to recognize all derivatives as either assets or liabilities in its consolidated balance sheet and to measure those instruments at fair value. The Company is required to adopt SFAS 133 effective October 1, 2000. The effect of adopting SFAS 133 on the Company's consolidated financial position, results of operations and cash flows will be dependent on the extent of future hedging activities and fluctuations in interest rates.

NOTE 3 -- INCOME TAXES

         As discussed in Note 2, the Gathering Operations results are included in RAI's consolidated federal income tax return. The amounts presented below were calculated as if the Gathering Operations filed a separate federal income tax return. The provision for income taxes for each period consists of the following:

                                                                                                   Years Ended
                                                                                ------------------------------------------------
                                                                                                  December 31,
                                                                                ------------------------------------------------
                                                                                    1999              1998             1997
                                                                                -------------    -------------     -------------

Federal......................................................................   $     414,000    $     118,000     $      17,000
State and local..............................................................         118,000           20,000             2,000
                                                                                -------------    -------------     -------------
                                                                                $     532,000    $     138,000     $      19,000
                                                                                =============    =============     =============

         RAI records current and deferred tax assets and liabilities on its books and the Gathering Operations allocation was settled through increases or decreases to Advances from parent. At December 31, 1999 the Gathering Operations deferred tax asset, related to depreciation of property and equipment, would have approximated $1.6 million. At December 31, 1998 the deferred tax asset would have approximated $1.3 million.

NOTE 4 -- COMBINED EQUITY

The following is a reconciliation of the combined equity balance of Gathering
Operations:

                                                                                                   Years Ended
                                                                                ------------------------------------------------
                                                                                                  December 31,
                                                                                ------------------------------------------------
                                                                                    1999              1998             1997
                                                                                -------------    -------------     -------------

Balance, beginning of period.................................................   $   2,993,000    $     295,000     $     263,000
Net income...................................................................         804,000          210,000            32,000
Capital contribution in connection with acquisitions.........................         943,000        2,488,000                 -
                                                                                -------------    -------------     -------------
Balance, end of period.......................................................   $   4,740,000    $   2,993,000     $     295,000
                                                                                =============    =============     =============

NOTE 5 -- SUBSEQUENT EVENT

         As described in Note 1, RAI sold its gas gathering and transmission facilities to Atlas Pipeline Partners, L.P., a newly formed limited partnership. In connection therewith, in January 2000, Atlas Pipeline Partners, L.P. completed its initial public offering of 1.5 million limited partnership common units at $13.00 per unit. As a result, RAI no longer has gathering operations.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Resource America, Inc.

         We have audited the accompanying Statement of Assets and Liability of Viking Resources Corporation Gathering Operations (a division of Viking Resources Corporation) as of December 31, 1998 and 1997, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viking Resources Corporation Gathering Operations (a division of Viking Resources Corporation) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.










                                                            Ernst & Young LLP


October 8, 1999
Cleveland, Ohio

                VIKING RESOURCES CORPORATION GATHERING OPERATIONS

                       STATEMENTS OF ASSETS AND LIABILITY

                                                                                                    December 31,
                                                                           August 31,     --------------------------------
                                                                              1999             1998                1997
                                                                          -----------     --------------      ------------
                                                                           (unaudited)
Assets
Accounts receivable--affiliates..........................................  $   107,000        $   113,000      $    96,000
                                                                           -----------        -----------      -----------
   Total current assets.................................................       107,000            113,000           96,000

Property and equipment (at cost):
   Gas gathering and transmission facilities............................     1,454,000          1,401,000          682,000
   Less--accumulated depreciation........................................     (629,000)          (584,000)        (536,000)
                                                                           -----------        -----------      -----------
Net property and equipment..............................................       825,000            817,000          146,000
   Total assets.........................................................   $   932,000        $   930,000      $   242,000
                                                                           ===========        ===========      ===========

Liabilities
Advances from Viking Resources Corporation..............................   $   932,000        $   930,000      $   242,000
                                                                           ===========        ===========      ===========













                 See accompanying notes to financial statements.

                VIKING RESOURCES CORPORATION GATHERING OPERATIONS

                            STATEMENTS OF OPERATIONS


                                                      Eight Months Ended                        Years Ended
                                                  -------------------------       ---------------------------------------
                                                           August 31,                           December 31,
                                                  -------------------------       ---------------------------------------
                                                      1999           1998            1998            1997          1996
                                                  ------------   ----------       -----------    -----------    ---------
                                                          (unaudited)
Revenues
Transportation and compression
   Revenue - affiliates...........................  $   509,000  $   437,000      $   769,000    $   640,000    $   557,000

Costs and expenses
Transportation and compression....................       83,000       48,000           71,000         60,000         50,000
General and administration........................       77,000       77,000          116,000        101,000        103,000
Property tax expense..............................        3,000        5,000            9,000          7,000          6,000
Depreciation and amortization.....................       45,000       32,000           49,000         17,000         24,000
                                                    -----------  -----------      -----------    -----------    -----------
   Total costs and expenses.......................      208,000      162,000          245,000        185,000        183,000

Income from operations............................      301,000      275,000          524,000        455,000        374,000
Provision for income taxes........................      120,000      110,000          210,000        182,000        150,000
                                                    -----------  -----------      -----------    -----------    -----------
Net income........................................  $   181,000  $   165,000      $   314,000    $   273,000    $   224,000
                                                    ===========  ===========      ===========    ===========    ===========














                 See accompanying notes to financial statements.

                VIKING RESOURCES CORPORATION GATHERING OPERATIONS

                            STATEMENTS OF CASH FLOWS

                                                       Eight Months Ended                       Years Ended
                                                   --------------------------     -----------------------------------------
                                                           August 31,                           December 31,
                                                   --------------------------     -----------------------------------------
                                                        1999          1998           1998            1997           1996
                                                   ------------  ------------     -----------    -----------    -----------
                                                          (unaudited)
Cash flows from operating activities
Net income........................................  $   181,000  $   165,000      $   314,000    $   273,000    $   224,000
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization................       45,000       32,000           49,000         17,000         24,000
     Change in operating assets and liabilities:
       Decrease (increase) in accounts receivable-
         affiliates...............................        6,000        1,000          (17,000)        (7,000)       (25,000)
                                                    -----------  -----------      -----------    ------------   -----------
Net cash provided by operating activities.........      232,000      198,000          346,000        283,000        223,000

Cash flows from investing activities
Capital expenditures..............................      (53,000)    (576,000)        (720,000)      (127,000)             -
                                                    -----------  -----------      -----------    -----------    -----------
Cash used in investing activities.................      (53,000)    (576,000)        (720,000)      (127,000)             -

Cash flows from financing activities
Net intercompany activity with Viking
   Resources Corporation..........................     (179,000)     378,000          374,000       (156,000)      (223,000)
                                                    -----------  -----------      -----------    -----------    -----------
Cash used in (provided by) financing activities...     (179,000)     378,000          374,000       (156,000)      (223,000)
Increase in cash and cash equivalents.............            -            -                -              -              -
Cash and cash equivalents, beginning of period....            -            -                -              -              -
                                                    -----------  -----------      -----------    -----------    -----------
Cash and cash equivalents, end of period..........  $         -  $         -      $         -    $         -    $         -
                                                    ===========  ===========      ===========    ===========    ===========













                 See accompanying notes to financial statements.

                VIKING RESOURCES CORPORATION GATHERING OPERATIONS

                          NOTES TO FINANCIAL STATEMENTS
     EIGHT MONTHS ENDED AUGUST 31, 1999 AND AUGUST 31, 1998 (UNAUDITED) AND
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

NOTE 1 - NATURE OF OPERATIONS

         The accompanying financial statements include the pipeline assets, equity, and operations of Viking Resources Corporation ("VRC"). VRC operates gas gathering pipelines and related equipment located in Pennsylvania and Ohio. VRC's pipeline operations are referred to as Viking Gathering Operations. Viking Gathering Operations is a division of VRC and has no separate legal status.

         On August 31, 1999, Resource America, Inc. ("RAI") acquired all of the common stock of VRC (see Note 5).

         RAI intends to sell the net assets of its Gathering Operations and the Viking Gathering Operations to Atlas Pipeline Partners, L.P., a newly formed limited partnership, in connection with its initial public offering of limited partnership units.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the interim periods included herein have been made.

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statement follows.

Use of Estimates

         Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Property and Equipment

         Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Gas gathering and transmission facilities are depreciated over five or twenty two years using the straight-line method. Other equipment is depreciated over five years using the straight-line method.

Impairment of Long-Lived Assets

         Viking Gathering Operations reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset's estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.

Federal Income Taxes

         Viking Gathering Operations is included in the consolidated federal income tax return of VRC. Federal income taxes have been provided as if Viking Gathering Operations had filed a return on a separate company basis utilizing a statutory rate of 34%. Deferred income taxes represent deferred tax assets or liabilities which are recognized based on the temporary differences between the tax basis of Viking Gathering Operations assets and liabilities and the amounts reported in the financial statements. These amounts are owed to/due from VRC and are included in Advances from Viking Resources Corporation in the accompanying balance sheet. Separate company state tax returns are filed in those states in which VRC is registered to do business.

                VIKING RESOURCES CORPORATION GATHERING OPERATIONS

                          NOTES TO FINANCIAL STATEMENTS
     EIGHT MONTHS ENDED AUGUST 31, 1999 AND AUGUST 31, 1998 (UNAUDITED) AND
           YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996 - (Continued)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Revenue Recognition

         Revenues are recognized at the time the natural gas is transmitted through the pipelines.

Revenue and Accounts Receivable-Affiliates

         Viking Gathering Operations is affiliated with various limited partnerships managed by VRC. Viking Gathering Operations derives substantially all of its revenue from VRC and its affiliated limited partnerships and is dependent upon the resources and services provided by VRC. Accounts Receivable--Affiliates represents the net balance due from VRC and the limited partnerships managed by VRC and includes transportation fees and reimbursements of Viking Gathering Operations expenses such as compression and maintenance costs. The outstanding receivable balance does not bear interest.

         The carrying amounts of accounts receivable approximate fair value because of the short maturity of these instruments.

Cash Flow Statements

         For purposes of the statement of cash flows, all highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents.

         For the eight months ended August 31, 1999 and 1998 and the years ended December 31, 1998, 1997 and 1996, the cash paid by the Gathering Operations for income taxes equals the provision for income taxes, which is included in the intercompany liability.

Expense Allocation

         VRC allocated certain direct and indirect general and administrative expenses to Viking Gathering Operations during the years ended December 31, 1998, 1997 and 1996 and the eight months ended August 31, 1999 and 1998, respectively. Indirect costs were allocated based on the number of employees. The types of indirect expenses allocated to Viking Gathering Operations during this period consisted of salaries and benefits, legal, office rent, utilities, telephone services, data processing services, and office supplies.

         The allocation of these costs for the years ended December 31, 1998, 1997 and 1996 and for the eight months ended August 31, 1999 and 1998 amounted to $17,200, $14,100 and $14,800 and $18,500 and $15,500, respectively.
Management believes that the method used to allocate these expenses is reasonable. However, the above amounts are not necessarily indicative of the level of expenses that might have been incurred had Viking Gathering Operations been operating as a stand-alone entity.

Advances from Viking Resources Corporation

         The advances from VRC represent the cumulative net amount of investments and all other transactions between Viking Gathering Operations and VRC. The account does not bear interest and had an average balance of $626,000 in 1998 and $184,000 in 1997.

                VIKING RESOURCES CORPORATION GATHERING OPERATIONS

                          NOTES TO FINANCIAL STATEMENTS
     EIGHT MONTHS ENDED AUGUST 31, 1999 AND AUGUST 31, 1998 (UNAUDITED) AND
           YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996 - (Continued)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

New Accounting Standards

         Effective January 1999, Viking Gathering Operations became subject to the provisions of Statement of Financial Accounting Standards No. 130. SFAS
130, "Reporting Comprehensive Income" requires disclosure of comprehensive income and its components. Comprehensive income includes net income and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income". Viking Gathering Operations has no material elements of comprehensive income, other than net income, to report.

         In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging." SFAS 133 will require the Company to recognize all derivatives as either assets or liabilities in its balance sheet and to measure those instruments at fair value. The Company is required to adopt SFAS 133 effective October 1, 2000. The effect of adopting SFAS 133 on the Company's financial position, results of operations and cash flows will be dependent on the extent of future hedging activities and fluctuations in interest rates.

NOTE 3 - INCOME TAXES

         As discussed in Note 2, the results of operations of Viking Gathering Operations are included in VRC's consolidated federal income tax return. The amounts presented below were calculated as if Viking Gathering Operations filed a separate federal income tax return. The provision for income taxes for each period consists of the following:

                                                      Eight Months Ended                        Years Ended
                                                           August 31,                           December 31,
                                                        1999         1998            1998            1997            1996
                                                    ----------   ----------       -----------    -----------    ---------
                                                           (unaudited)

Federal...........................................  $   102,000  $    93,000      $   178,000    $   155,000    $   127,000
State and local...................................       18,000       17,000           32,000         27,000         23,000
                                                    -----------  -----------      -----------    -----------    -----------
                                                    $   120,000  $   110,000      $   210,000    $   182,000    $   150,000
                                                    ===========  ===========      ===========    ===========    ===========

         VRC records current and deferred tax assets and liabilities on its books and Viking Gathering Operations allocation was settled through increases or decreases in the advances from Viking Resources Corporation. At December 31, 1998 and 1997 Viking Gathering Operations would have recorded a deferred tax liability of approximately $7,000 and a deferred tax asset of approximately $2,000, respectively, related primarily to depreciation of property and equipment.

NOTE 4 - YEAR 2000 (UNAUDITED)

         Viking Gathering operations utilizes VRC's computer systems to process all of its transactions. Viking Gathering Operations has been informed that VRC utilizes unmodified vendor software and management of VRC believes that appropriate actions have been taken to upgrade its existing software and systems in order for it to be Year 2000 compliant. Costs associated with making the systems Year 2000 compliant have not been material.

                VIKING RESOURCES CORPORATION GATHERING OPERATIONS

                          NOTES TO FINANCIAL STATEMENTS

     EIGHT MONTHS ENDED AUGUST 31, 1999 AND AUGUST 31, 1998 (UNAUDITED) AND
           YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996 - (Continued)


NOTE 5 - SALE OF COMPANY

         On August 31, 1999, Resource America, Inc. ("RAI") acquired all of the common stock of VRC, in exchange for 1,243,684 shares of RAI's common stock, $29.0 million in cash and the assumption of VRC debt. RAI is a publicly traded company (trading under the symbol REXI on the NASDAQ system) operating in the real estate finance, leasing, and energy sectors. As a result of this acquisition, VRC became a wholly owned subsidiary of RAI. The acquisition will be recorded under the purchase method of accounting. The purchase price will be allocated to pipeline assets acquired and liabilities assumed based on the fair market value at the date of acquisition. The accompanying financial statements are presented based on VRC's historical cost.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Atlas America, Inc.

         We have audited the accompanying combined balance sheet of The Atlas Group, Inc.'s Gathering Operations as of September 29, 1998 and the related combined statements of operations and cash flows for the nine-month period ended September 29, 1998 and the years ended December 31, 1997. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of The Atlas Group, Inc.'s Gathering Operations as of September 29, 1998 and the combined results of their operations and their combined cash flows for the nine-month period ended September 29, 1998 and the year ended December 31, 1997, in conformity with generally accepted accounting principles.








/s/ Grant Thornton LLP



Cleveland, Ohio
July 14, 1999

             THE ATLAS GROUP, INC. GATHERING OPERATIONS (see Note 1)

                             COMBINED BALANCE SHEET

                               September 30,1998

         ASSETS

Cash and cash equivalents..............................................    $        18,000
Accounts receivable - affiliates.......................................            193,000
                                                                           ---------------
     Total current assets..............................................            211,000

Property and equipment (at cost)
   Gas gathering and transmission facilities...........................         20,162,000
   Land................................................................             20,000
   Less - accumulated depreciation.....................................        (11,918,000)
                                                                           ---------------

     Net property and equipment........................................          8,264,000
                                                                           ---------------

                                                                           $     8,475,000
                                                                           ===============


     LIABILITIES AND COMBINED EQUITY

Accounts payable and accrued liabilities...............................    $       110,000
                                                                           ---------------
     Total current liabilities.........................................            110,000

Advances from parent...................................................          5,168,000
Other long-term liabilities............................................            410,000
Combined equity........................................................          2,787,000
                                                                           ---------------
                                                                           $     8,475,000
                                                                           ===============











             See accompanying notes to combined financial statements

             THE ATLAS GROUP, INC. GATHERING OPERATIONS (see Note 1)

                        COMBINED STATEMENTS OF OPERATIONS


                                                        Nine Months Ended        Year Ended
                                                          September 29,          December 31,
                                                           ------------         -------------
                                                              1998                   1997
                                                           ------------         -------------
Revenues:
   Transportation and compression revenue - affiliates..   $  2,026,000         $   2,578,000

Costs and expenses:
   Transportation and compression.......................        315,000               479,000
   General and administration...........................        356,000               289,000
   Interest expense.....................................        277,000               370,000
   Depreciation and amortization........................      1,098,000             1,188,000
                                                           ------------         -------------
     Total costs and expenses...........................      2,046,000             2,326,000
                                                           ------------         -------------

Income (loss) from operations...........................        (20,000)              252,000
Provision (benefit) for income taxes....................         (8,000)              101,000
                                                           -------------        -------------

Net income (loss).......................................   $    (12,000)        $     151,000
                                                           =============        =============




















             See accompanying notes to combined financial statements

             THE ATLAS GROUP, INC. GATHERING OPERATIONS (see Note 1)

                        COMBINED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended       Year Ended
                                                           September 29,         December 31,
                                                                1998                 1997
                                                           -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ........................................ $     (12,000)       $     151,000
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization..........................     1,098,000            1,188,000
Change in operating assets and liabilities:
   Increase (decrease) in accounts receivable.............        20,000              (17,000)
   Increase (decrease) in accounts payable and accrued
   liabilities............................................        69,000             (270,000)
                                                           -------------        -------------

     Net cash provided by operating activities............     1,175,000            1,052,000

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures......................................    (1,236,000)          (1,108,000)
(Increase) decrease in other assets.......................             -               71,000
                                                           -------------        -------------

   Cash used in investing activities......................    (1,236,000)          (1,037,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments to) advances from parent......................        61,000              (33,000)
Decrease in other long-term liabilities...................       (12,000)                   -
                                                           --------------       -------------

   Cash provided by (used in) financing activities........        49,000              (33,000)

Decrease in cash and cash equivalents.....................       (12,000)             (18,000)

Cash and cash equivalents at the beginning of period......        30,000               48,000
                                                           -------------        -------------

Cash and cash equivalents at the end of period............ $      18,000        $      30,000
                                                           =============        =============










             See accompanying notes to combined financial statements

             THE ATLAS GROUP, INC. GATHERING OPERATIONS (see Note 1)

                     NOTES TO COMBINED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS

         The accompanying combined financial statements include the pipeline assets, liabilities, equity, and operations of the wholly owned subsidiaries of AIC, Inc. ("AIC") which is a wholly owned subsidiary of The Atlas Group, Inc. ("AGI"). These entities operate approximately 650 miles of gas gathering pipelines located in Pennsylvania and Ohio. AGI will be referred to as Gathering Operations. On September 29, 1998, RAI acquired all of the common stock of AGI in exchange for 2,063,496 shares of RAI's common stock and the assumption of AGI debt. RAI is a publicly traded company (trading under the symbol REXI on the NASDAQ system) operating in the real estate finance, leasing, and energy sectors. After the acquisition, AGI was merged into Atlas America, Inc. ("ATLAS"), a newly formed subsidiary of RAI formed in June 1998 to acquire AGI.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying combined financial statements follows.

Use of Estimates

         Preparation of the combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Property and Equipment

         Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Gas gathering and transmission facilities are depreciated over 15 or 25 years using the double declining balance method. Other equipment is depreciated over 10 years using the straight-line method.

Impairment of Long-Lived Assets

         Gathering Operations reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset's estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.

Federal Income Taxes

         Gathering Operations was included in the consolidated federal income tax return of AGI. Income taxes are calculated as if the Gathering Operations had filed a return on a separate company basis utilizing a statutory rate of 34%. Deferred taxes represent deferred tax assets or liabilities which are recognized based on the temporary differences between the tax basis of the Gathering Operations assets and liabilities and the amounts reported in the financial statements. These amounts are owed to AGI and are included in advances from parent. Separate company state tax returns are filed in those states in which subsidiaries and divisions of AGI are registered to do business.

Revenue Recognition

         Revenues are recognized at the time the natural gas is transmitted through the pipelines.

             THE ATLAS GROUP, INC. GATHERING OPERATIONS (see Note 1)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Fair Value of Financial Instruments

For cash and cash equivalents, receivable and payables, the carrying amounts approximate fair value because of the short maturity of these instruments. For long-term debt, the fair value approximates historically recorded cost, since interest rates approximate market.

Accounts Receivable - Affiliates

         Gathering Operations is an affiliate to other companies which are subsidiaries of AGI. Gathering Operations is dependent upon the resources and services provided by AGI. Accounts receivable represent the net balance due from these affiliates and include reimbursements of Gathering Operations expenses due from these affiliates.

Cash Flow Statements

         For purposes of the statement of cash flows, the Gathering Operations consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Supplemental Disclosure of Cash Flow Information

         Information for the nine months ended September 29, 1998 and the year ended December 31, 1997 is as follows:

                                                        Nine Months Ended         Year Ended
                                                          September 29,          December 31,
                                                      ---------------------     -------------
                                                              1998                   1997
                                                      ---------------------     -------------
Cash Paid for:
Interest..............................................    $      276,000        $     435,000
                                                          ==============        =============
Income taxes..........................................    $            0        $      67,000
                                                          ==============        =============

Expense Allocation

         AGI allocated certain direct and indirect general and administrative expenses to the Gathering Operations during the year ended December 31, 1997 and the nine months ended September 29, 1998, respectively. Indirect costs were allocated based on the number of employees. The types of indirect expenses allocated to the Gathering Operations during this period consisted of salaries and benefits, legal, office rent, utilities, telephone services, data processing services, and office supplies. Management believes that the method used to allocate these expenses is reasonable.

New Accounting Standards

         Effective October 1, 1998, the Gathering Operations became subject to the provisions of Statement of Financial Accounting Standards No. 130 (SFAS
130). SFAS 130, "Reporting Comprehensive Income" requires disclosure of comprehensive income and its components. Comprehensive income includes net income and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income". The Gathering Operations has no material elements of comprehensive income, other than net income to report.

             THE ATLAS GROUP, INC. GATHERING OPERATIONS (see Note 1)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging. SFAS 133 will require the Company to recognize all derivatives as either assets or liabilities in its consolidated balance sheet and to measure those instruments at fair value. The Company is required to adopt SFAS 133 effective October 1, 2000. The effect of adopting SFAS 133 on the Company's consolidated financial position, results of operations and cash flows will be dependent on the extent of future hedging activities and fluctuations in interest rates.

NOTE 3 - INCOME TAXES

         As discussed in Note 2, the Gathering Operations results are included in AGI's consolidated federal income tax return. The amounts presented below were calculated as if the Gathering Operations filed a separate federal income tax return. The provision (benefit) for income taxes for each period consists of the following:

                                                                      Nine Months Ended        Year Ended
                                                                          September 29,       December 31,
                                                                   -----------------------   -------------
                                                                              1998                1997
                                                                   -----------------------   -------------

Federal...........................................................     $      (7,000)        $      86,000
State and local...................................................            (1,000)               15,000
                                                                       -------------         -------------
                                                                       $      (8,000)        $     101,000
                                                                       =============         =============

         AGI records current and deferred tax assets and liabilities on its books and the Gathering Operations allocation was settled through increases or decreases to Advances from Parent. At September 29, 1998, the Gathering Operations deferred tax asset, related to depreciation of property and equipment, would have approximated $492,000.

NOTE 4 - COMBINED EQUITY

         The following is a reconciliation of the combined equity balance of the Gathering Operations:

                                                                        Nine Months Ended      Year Ended
                                                                          September 29,       December 31,
                                                                       ----------------      -------------
                                                                              1998                 1997
                                                                       ----------------      -------------

Balance, beginning of period......................................       $   2,799,000       $   2,648,000
Net income (loss).................................................             (12,000)            151,000
                                                                         -------------       -------------
Balance, end of period............................................       $   2,787,000       $   2,799,000
                                                                         =============       =============

                               ATLAS AMERICA, INC.
              (A Wholly-Owned Subsidiary of Resource America, Inc.)

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                        (in thousands, except share data)

                                                                                                             December 31,
                                                                                                                 1999
                                    ASSETS
Cash and cash equivalents.................................................................................  $      10,486
Accounts and other receivables............................................................................         13,172
Prepaid expenses and other current assets.................................................................            383
                                                                                                            -------------
     Total current assets.................................................................................         24,041
Property, plant and equipment - at cost
   Oil and gas properties and equipment (successful efforts)..............................................         26,465
   Gas gathering and transmission facilities..............................................................          6,865
   Other..................................................................................................          4,280
                                                                                                            -------------
                                                                                                                   37,610
   Less - accumulated depreciation, depletion and amortization............................................         (3,041)
                                                                                                            -------------
     Net property, plant and equipment....................................................................         34,569
Goodwill (net)............................................................................................         21,469
Contract rights and other intangibles.....................................................................         13,583
                                                                                                            -------------
                                                                                                            $      93,662
                                                                                                            =============
              LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable - trade..................................................................................  $       7,114
Accrued liabilities.......................................................................................          8,281
Investor funds raised.....................................................................................          9,086
Current portion of long-term debt.........................................................................          1,819
                                                                                                            -------------
     Total current liabilities............................................................................         26,300
Long-term debt............................................................................................         20,151
Other long-term liabilities...............................................................................            646
Advances from parent......................................................................................          2,349
Commitments and contingencies.............................................................................              -

Stockholder's equity
   Common stock, $.01 par value, 100 shares authorized and outstanding....................................              1
   Additional paid-in capital.............................................................................         38,725
   Retained earnings......................................................................................          5,490
                                                                                                            -------------
     Total stockholder's equity...........................................................................         44,216
                                                                                                            -------------
                                                                                                            $      93,662
                                                                                                            =============





           See accompanying notes to consolidated financial statements

                               ATLAS AMERICA, INC.
              (A Wholly-Owned Subsidiary of Resource America, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                 (in thousands)

                                                                                                   Three Months Ended
                                                                                                      December 31,
                                                                                                  1999              1998
                                                                                               -----------      -----------
Revenues:
      Well construction...................................................................     $     7,153      $    10,401
      Oil and gas production..............................................................           2,131            1,438
      Well services.......................................................................           2,187            1,720
      Interest and other income...........................................................             237               87
                                                                                               -----------      -----------
                                                                                                    11,708           13,646

Costs and expenses:
      Well construction...................................................................           5,836            8,313
      Oil and gas production..............................................................             677              208
      Well services.......................................................................             578              107
      Exploration.........................................................................             456              105
      General and administrative..........................................................           1,441            1,372
      Depreciation, depletion and amortization............................................             971              882
      Interest............................................................................             331              454
                                                                                               -----------      -----------
                                                                                                    10,290           11,441

Income from operations....................................................................           1,418            2,205
Provision for income taxes................................................................             567              882
                                                                                               -----------      -----------
Net income................................................................................     $       851      $     1,323
                                                                                               ===========      ===========











           See accompanying notes to consolidated financial statements

                               ATLAS AMERICA, INC.
              (A Wholly-Owned Subsidiary of Resource America, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                                  Three Months Ended
                                                                                                       December 31,
                                                                                                 1999              1998
                                                                                             -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..............................................................................     $         851    $       1,323
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, depletion and amortization.............................................               971              882
   Property impairments.................................................................               379                -
   Amortization of deferred finance costs...............................................                16                -
Change in operating assets and liabilities:
   Increase in prepaid expenses and accounts receivable.................................            (6,420)          (3,354)
   Increase in accounts payable and accrued liabilities.................................             6,775            7,210
                                                                                             -------------    -------------
     Cash provided by operating activities..............................................             2,572            6,061

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures......................................................................          (1,829)          (3,428)
Increase in other assets..................................................................            (443)            (950)
Decrease in other long-term liabilities...................................................             (38)               -
                                                                                             -------------    -------------
     Cash used in investing activities....................................................          (2,310)          (4,378)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from parent......................................................................            1,660              88
Payment on revolving credit loan..........................................................          (22,425)        (25,331)
Borrowings on revolving credit loan.......................................................           21,925          25,300
Payment on long-term debt.................................................................              (31)           (350)
                                                                                             --------------   -------------

   Cash provided by (used in) financing activities........................................            1,129            (293)

Increase in cash..........................................................................            1,391           1,390
Cash at the beginning of period...........................................................            9,095           9,231
                                                                                             --------------   -------------

Cash at the end of period.................................................................   $       10,486   $      10,621
                                                                                             ==============   =============










           See accompanying notes to consolidated financial statements

                               ATLAS AMERICA, INC.
              (A Wholly-Owned Subsidiary of Resource America, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the interim periods included herein have been made.

         The accounting policies followed by the Company, are set forth in Note 2 to the Company's consolidated financial statements for the year ended September 30, 1999 included elsewhere in this Form 10K.

NOTE 2 - NATURE OF OPERATIONS

         Atlas America, Inc. ("ATLAS" or the "Company") is an energy finance and production company, engaged in the syndication, exploration for and development, production and transportation of natural gas and oil primarily in the Appalachian Basin Area. In addition, the Company performs contract drilling and well operation services. ATLAS was incorporated in Pennsylvania in June 1998 and is a wholly-owned subsidiary of Resource America, Inc. ("RAI") which is a publicly traded company (trading under the symbol REXI on the NASDAQ system) operating in the real estate finance, leasing and energy business sectors.

         On September 29, 1998, ATLAS acquired all the common stock of The Atlas Group, Inc., the former parent company of AIC, Inc., in exchange for 2,063,496 shares of RAI common stock worth approximately $29.5 million and the assumption of debt. The acquisition was recorded under the purchase method of accounting and accordingly the purchase price was allocated to assets acquired and liabilities assumed based on their fair market values, at the date of acquisition, as summarized below (in thousands):

         Fair value of assets acquired.......................  $    71,951
         Liabilities assumed.................................      (43,284)
         Amounts due seller..................................       (9,191)
         Common stock issued.................................      (29,534)
                                                               -----------
         Net cash acquired ..................................  $   (10,058)
                                                               ===========

NOTE 3 - SUMMARY OF ACCOUNTING POLICIES

Supplemental Disclosure of Cash Flow Information

         Information for the three months ended December 31, 1999 and 1998 (in thousands).

                                                     Three Months Ended
                                                         December 31,
                                                 --------------------------
                                                     1999            1998
                                                 -----------    -----------
Cash paid for:
Interest ....................................... $       316    $         -
                                                 ===========    ===========
Income Taxes.................................... $       484    $         -
                                                 ===========    ===========

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Atlas America, Inc.


         We have audited the accompanying consolidated balance sheets of Atlas America, Inc. (a Pennsylvania corporation) and Subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the year ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlas America, Inc. and Subsidiaries as of September 30, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the year ended September 30, 1999, in conformity with generally accepted accounting principles.








/s/ Grant Thornton LLP
Cleveland, Ohio
November 17, 1999

Except for Note 10
as to which the date
is January 28, 2000

                               ATLAS AMERICA, INC.
              (A Wholly-Owned Subsidiary of Resource America, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1999 AND 1998
                                 (in thousands)

                                                                                           1999                1998
                                                                                      -------------       -------------
                                    ASSETS
Cash and cash equivalents...........................................................  $       9,095       $       9,231
Accounts and other receivables......................................................          6,717               3,202
Prepaid expenses and other current assets...........................................            418               1,281
Net assets held for disposition.....................................................              -               6,760
                                                                                      -------------       -------------
     Total current assets...........................................................         16,230              20,474
Property, plant and equipment - at cost
   Oil and gas properties and equipment (successful efforts)........................         25,430              16,381
   Gas gathering and transmission facilities........................................          6,388               5,121
   Other............................................................................          4,084               3,856
                                                                                      -------------       -------------
                                                                                             35,902              25,358
   Less - accumulated depreciation, depletion and amortization......................         (2,435)                  -
                                                                                      -------------       -------------
   Net property, plant and equipment................................................         33,467              25,358
Goodwill less accumulated amortization of $786 in 1999..............................         21,258              22,308
Contract rights and other intangibles...............................................         13,730              13,869
                                                                                      -------------       -------------
                                                                                      $      84,685       $      82,009
                                                                                      =============       =============

              LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable - trade............................................................  $       7,410       $       7,775
Accrued liabilities.................................................................          6,562               2,673
Investor funds raised...............................................................          3,474               4,001
Current portion of long-term debt...................................................          1,819               1,586
                                                                                      -------------       -------------
     Total current liabilities......................................................         19,265              16,035
Long-term debt......................................................................         20,682              26,101
Advances from parent................................................................            689               1,147
Other long-term liabilities.........................................................            684                   -
Commitments and contingencies.......................................................              -                   -

Stockholder's equity
   Common stock, $.01 par value, 100 shares authorized and outstanding..............              1                   1
   Additional paid-in capital.......................................................         38,725              38,725
   Retained earnings................................................................          4,639                   -
                                                                                      -------------       -------------
     Total stockholder's equity.....................................................         43,365              38,726
                                                                                      -------------       -------------
                                                                                      $      84,685       $      82,009
                                                                                      =============       =============





           See accompanying notes to consolidated financial statements

                               ATLAS AMERICA, INC.
              (A Wholly-Owned Subsidiary of Resource America, Inc.)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                          YEAR ENDED SEPTEMBER 30, 1999
                                 (in thousands)

Revenues:
      Well construction.................................................................       $    32,422
      Oil and gas production............................................................             6,345
      Well services.....................................................................             7,432
      Interest and other income.........................................................             1,329
                                                                                               -----------
                                                                                                    47,528

Costs and expenses:
      Well construction.................................................................            26,253
      Oil and gas production............................................................             2,912
      Well services.....................................................................               889
      Exploration.......................................................................               362
      General and administrative........................................................             3,511
      Depreciation, depletion and amortization..........................................             3,962
      Interest..........................................................................             1,886
      Other.............................................................................                24
                                                                                               -----------
                                                                                                    39,799

Income from operations..................................................................             7,729
Provision for income taxes..............................................................             3,090
                                                                                               -----------
Net income..............................................................................       $     4,639
                                                                                               ===========










           See accompanying notes to consolidated financial statements

                               ATLAS AMERICA, INC.
              (A Wholly-Owned Subsidiary of Resource America, Inc.)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                          YEAR ENDED SEPTEMBER 30, 1999
                        (in thousands, except share data)

                                                       Common Stock           Paid-In         Retained       Stockholder's
                                                   Shares      Amount         Capital         Earnings          Equity
                                                   ------      ------         -------         --------       ---------
Balance at September 30, 1998....................      100     $     1      $  38,725        $        -      $    38,726
   Net Income....................................        -           -              -             4,639            4,639
                                                   -------     -------      ---------        ----------      -----------

Balance at September 30, 1999....................      100     $     1      $  38,725        $    4,639      $    43,365
                                                   =======     =======      =========        ==========      ===========




















           See accompanying notes to consolidated financial statements

                               ATLAS AMERICA, INC.
              (A Wholly-Owned Subsidiary of Resource America, Inc.)

                CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
                          Year ended September 30, 1999
                                 (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income.......................................................................................   $      4,639
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, depletion and amortization......................................................          3,962
   Gain on sale of assets........................................................................         (1,019)
   Abandonment of leases.........................................................................             89
Change in operating assets and liabilities:
   Increase in prepaid expenses and accounts receivable..........................................          1,861
   Increase in accounts payable and accrued liabilities..........................................          3,524
                                                                                                    ------------
     Cash provided by operating activities.......................................................         13,056

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of net assets held for disposition............................................          4,017
Capital expenditures.............................................................................        (10,787)
Proceeds from sale of assets.....................................................................            141
Decrease in other assets.........................................................................           (316)
Increase in other long-term liabilities..........................................................            (76)
                                                                                                    ------------
     Cash used in investing activities...........................................................         (7,021)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to parent...............................................................................           (458)
Payment on revolving credit loan.................................................................       (107,226)
Borrowings on revolving credit loan..............................................................        103,276
Payment on long-term debt........................................................................         (1,236)
Decrease in investor funds raised................................................................           (527)
                                                                                                    ------------
     Cash used in financing activities...........................................................         (6,171)

Decrease in cash.................................................................................           (136)
Cash at the beginning of period..................................................................          9,231
                                                                                                    ------------

Cash at the end of period........................................................................   $      9,095
                                                                                                    ============








           See accompanying notes to consolidated financial statements

                               ATLAS AMERICA, INC.
              (A Wholly-Owned Subsidiary of Resource America, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- NATURE OF OPERATIONS

         Atlas America, Inc. and subsidiaries ("ATLAS" or the "Company") are energy finance and production companies, engaged in the syndication, exploration for and development, production and transportation of natural gas and oil primarily in the Appalachian Basin Area. In addition, the Company performs contract drilling and well operation services. ATLAS was incorporated in Pennsylvania in June 1998 and is a wholly-owned subsidiary of Resource America, Inc. ("RAI" or "Parent") which is a publicly traded company (trading under the symbol REXI on the NASDAQ system) operating in the real estate finance, leasing and energy business sectors.

         On September 29, 1998, ATLAS acquired all the common stock of The Atlas Group, Inc., in exchange for 2,063,496 shares of RAI common stock worth approximately $29.5 million and the assumption of debt. The acquisition was recorded under the purchase method of accounting and accordingly the purchase price was allocated to assets acquired and liabilities assumed based on their fair market values, at the date of acquisition, as summarized below (in thousands):

         Fair value of assets acquired...................... $    71,951
         Liabilities assumed................................     (43,284)
         Amounts due seller.................................      (9,191)
         Common stock issued................................     (29,534)
                                                              -----------
                                                             $   (10,058)
                                                              -----------

         Net cash acquired above includes $827,000 of cash of the business unit held for disposition (see Note 8) which is included in net assets held for sale on the consolidated balance sheet.

         ATLAS is the successor company to The Atlas Group, Inc. However, its consolidated balance sheets as of September 30, 1999 and 1998 and its consolidated statements of operations for the year ended September 30, 1999 are not comparable with the historical statements of The Atlas Group, Inc. due to the revaluation based upon the purchase price allocation, of the assets acquired and liabilities assumed.

NOTE 2 -- SUMMARY OF ACCOUNTING POLICIES

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its pro rata share of the assets, liabilities, income, and expenses of the partnerships in which the Company has an interest. All material intercompany transactions have been eliminated.

Use of Estimates

         Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                               ATLAS AMERICA, INC.
              (A Wholly-Owned Subsidiary of Resource America, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

NOTE 2 -- SUMMARY OF ACCOUNTING POLICIES  -- (Continued)

Oil and Gas Properties

         The Company follows the successful efforts method of accounting. Accordingly, property acquisition costs, costs of successful exploratory wells, all development costs, and the cost of support equipment and facilities are capitalized. Costs of unsuccessful exploratory wells are expensed when such wells are determined to be nonproductive. The costs associated with drilling and equipping wells not yet completed are capitalized uncompleted wells, equipment and facilities. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties, including delay rentals, are expensed. Production costs, overhead, and all exploration costs other than costs of exploratory drilling are charged to expense as incurred.

         Unproved properties are assessed periodically to determine whether there has been a decline in value and, if such decline is indicated, a loss will be recognized. The Company compares the carrying value of its oil and gas producing properties to the estimated future cash flow, net of applicable income taxes, from such properties in order to determine whether their carrying values should be reduced. No adjustment was necessary at September 30, 1999.

         On an annual basis, the Company estimates the costs of future dismantlement, restoration, reclamation, and abandonment of its gas and oil producing properties. Additionally, the Company evaluates the estimated salvage value of equipment recoverable upon abandonment. At September 30, 1999 and 1998, the Company's evaluation of equipment salvage values was greater than or equal to the estimated costs of future dismantlement, restoration, reclamation and abandonment.

Depreciation, Depletion and Amortization

         Proved developed oil and gas properties, which include intangible drilling and development costs, tangible well equipment and leasehold costs, are amortized on the unit-of-production method using the ratio of current production to the estimated aggregate proved developed oil and gas reserves.

Property, Plant and Equipment

         Property, plant and equipment, other than oil and gas properties, is stated at their estimated fair value at the date of acquisition of The Atlas Group, Inc. while subsequent additions are recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives once the asset is put into productive use:

             Building...........................................    39 years
             Gas gathering and transmission facilities..........    20 years
             Other equipment.................................... 3 - 7 years

Long-Lived Assets

         Contract rights and other intangibles consist of contracts purchased to operate wells and manage limited partnerships and the ongoing partnership syndication business. Operating and management contracts are amortized on a straight-line basis over the lives of the respective partnerships (up to 13 years) while the syndication rights are amortized on a straight-line basis over 30 years.

         Goodwill is the excess of cost over the fair value of net assets acquired and is amortized by the straight-line method over 30 years. The Company evaluates both contract rights and goodwill periodically to determine potential impairment by comparing the carrying value to the undiscounted estimated future cash flows of the related assets.

                               ATLAS AMERICA, INC.
              (A Wholly-Owned Subsidiary of Resource America, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


NOTE 2 -- SUMMARY OF ACCOUNTING POLICIES  -- (Continued)

Revenue Recognition

         The Company sells interests in oil and gas wells and retains therefrom a working interest and/or overriding royalty in the producing wells. The income from the working interests is recorded when the natural gas and oil are produced.

         The Company also contracts to drill oil and gas wells. The income from these contracts is recorded upon substantial completion of the well.

Impairment of Long-Lived Assets

         The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset's estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.

Investor Funds Raised

         Investor funds raised represent monies received from investors to drill partnership wells for which the partnership has not completed the process of selling units.

Federal Income Taxes

         The Company is included in the consolidated federal income tax return of RAI. Income taxes are calculated as if the Company had filed a return on a separate company basis utilizing a statutory rate of 35%. Deferred taxes represent deferred tax assets or liabilities which are recognized based on the temporary differences between the tax basis of the Company's assets and liabilities and the amounts reported in the financial statements. Separate company state tax returns are filed in those states in which the Company is registered to do business.

Fair Value of Financial Instruments

         For cash and cash equivalents, receivable and payables, the carrying amounts approximate fair value because of the short maturity of these instruments. For long-term debt, the fair value approximates historically recorded cost, since interest rates approximate market. Management believes the fair value of any financial commitments are not material.

Supplemental Disclosure of Cash Flow Information

         Cash paid during the year for:
                                                             Year Ended
                                                         September 30, 1999
                                                         ------------------
Interest ...............................................     $     2,004
                                                             ===========
Income taxes............................................     $       181
                                                             ===========

                               ATLAS AMERICA, INC.
              (A Wholly-Owned Subsidiary of Resource America, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

NOTE 2 -- SUMMARY OF ACCOUNTING POLICIES  -- (Continued)

New Accounting Standards

         Effective October 1, 1998, the Company became subject to the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130). SFAS 130, "Reporting Comprehensive Income" requires disclosure of comprehensive income and its components. Comprehensive income includes net income and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income". The Company has no material elements of comprehensive income, other than net income to report.

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging. SFAS 133 will require the Company to recognize all derivatives as either assets or liabilities in its consolidated balance sheet and to measure those instruments at fair value. The Company is required to adopt SFAS 133 effective October 1, 2000. The effect of adopting SFAS 133 on the Company's consolidated financial position, results of operations and cash flows will be dependent on the extent of future hedging activities and fluctuations in interest rates.

NOTE 3 - RELATED PARTIES

         The Company conducts certain energy activities through, and a substantial portion of its revenues are attributable to, limited partnerships ("Partnerships"). The Company serves as general partner of the Partnerships and assumes customary rights and obligations for the Partnerships. As the general partner, the Company is liable for Partnership liabilities and can be liable to limited partners if it breaches its responsibilities with respect to the operations of the Partnerships. The Company is entitled to receive management fees, reimbursement for administrative costs incurred, and to share in the Partnerships' revenue and costs and expenses according to the respective Partnership agreements.

NOTE 4 - INCOME TAXES

         A reconciliation between the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                                                Year Ended
                                                            September 30, 1999
                                                            ------------------
     Statutory tax rate.....................................          35%
     Statutory depletion....................................          (3)
     Goodwill amortization..................................           4
     Non-conventional fuel credits..........................          (2)
     State income taxes, net of federal tax benefit.........           5
     Other..................................................           1
                                                               ---------
                                                                      40%
                                                               =========

         As discussed in Note 2, the Company's federal income tax provision is an allocation from RAI, in whose consolidated tax return the Company is included. The provision allocated to the Company is not materially different from what the total provision would have been had the Company filed a separate federal income tax return. The components of the net deferred tax liability (in thousands) are calculated as if the Company filed a separate tax return. RAI recorded current and deferred tax liabilities on its books and the Company's allocation was settled through increases or decreases to the Advances from Parent balance.

                               ATLAS AMERICA, INC.
              (A Wholly-Owned Subsidiary of Resource America, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 4 - INCOME TAXES -- (Continued)

                                                                                               September 30,
                                                                                      -----------------------------
                                                                                           1999            1998
                                                                                      -------------     -----------
                                                                                              (in thousands)
     Deferred tax assets:
         Accrued liabilities........................................................  $         661     $       545
         Provision for possible losses..............................................              -             290
         Net operating loss carry forwards..........................................              -           1,148
         Alternative minimum tax credit.............................................          1,163           1,555
         Percentage depletion carry forwards........................................              -             187
                                                                                      -------------     -----------
                                                                                              1,824           3,725
     Deferred tax liabilities:
         Fixed asset basis difference...............................................         (3,419)         (4,231)
         Other items, net...........................................................           (187)           (413)
                                                                                      -------------     -----------
                                                                                             (3,606)         (4,644)
                                                                                      -------------     -----------

     Net deferred tax liability.....................................................  $      (1,782)    $      (919)
                                                                                      =============     ===========

NOTE 5 - LONG-TERM DEBT

     Long-term debt consists of the following:
                                                                                               September 30,
                                                                                      -------------------------------
                                                                                           1999            1998
                                                                                      -------------     -------------
                                                                                              (in thousands)

     Credit facility
       Revolving credit facility, secured by certain oil and gas properties and pipelines; interest ranging from 7.0625% to 9.0% due
       November 2002................................................................  $      21,975     $    19,975
     Term loan facility secured by certain oil and gas properties; interest
       ranging from 7.09% to 7.19%; terminated September 1999.......................              -           7,000
     Note payable to bank, secured by a building and certain equipment, monthly installments of $15 plus interest at or below the prime rate
       plus1/2% (8.25% at September 30, 1999) due August 2002........................           526             712
                                                                                        -----------      ----------
                                                                                             22,501          27,687
     Less current portion...........................................................          1,819           1,586
                                                                                      -------------     -----------
                                                                                      $      20,682     $    26,101
                                                                                      =============     ===========

         The Company along with other energy affiliates owned by RAI maintains a $45.0 million credit facility (with $22.0 million of permitted draws available to the Company) at PNC Bank ("PNC"). The facility is cross collateralized by the assets of all of the energy affiliates, and a breach of the loan agreement by any of the energy affiliates would constitute a default by the Company. The revolving credit facility has a term ending in November 2002 and bears interest at one of two rates (elected at borrower's option) which increase as the amount outstanding under the facility increases: (i) PNC prime rate plus between 0 to 75 basis points, or (ii) the Eurodollar rate plus between 150 to 225 basis points. The credit facility contains certain financial covenants and imposes the following limits: (a) ATLAS's exploration expense can be no more than 20% of capital expenditures plus exploration expense, without PNC's consent: (b) limitations on indebtedness, sales, leases or transfers of property by ATLAS without PNC's consent: and (c) the maintenance of certain financial ratios. Borrowings under the credit facility are collateralized by substantially all the oil and gas properties and pipelines of ATLAS. At September 30, 1999, long-term debt maturing over the next five fiscal years is as follows: (in thousands):
2000 - $1,819; 2001 - $1,002; 2002 - $155 and 2003 - $19,525.

                               ATLAS AMERICA, INC.
              (A Wholly-Owned Subsidiary of Resource America, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 6 - COMMITMENTS

         The Company is the managing general partner in several oil and gas limited partnerships, and ATLAS has agreed to indemnify each investor general partner from any liability, which exceeds such partner's share of partnership assets. Management believes that any such liabilities that may occur will be covered by insurance and, if not covered by insurance, will not result in a significant loss to the Company.

         Subject to certain conditions, investor general partners in certain oil and gas limited partnerships have the right to present their interests for purchase by the Company, as managing general partner. The Company is not obligated to purchase more than 5% or 10% of the units in any calendar year. The Company believes that any liability incurred would not be material based on past experience.

         The Company subordinates a part of its net partnership revenues to the receipt by investor general partners of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions determined on a cumulative basis, in accordance with the terms of the partnership agreement.

NOTE 7 - FUTURES CONTRACTS

         The Company enters into natural gas futures contracts to hedge its exposure to changes in natural gas prices. At any point in time, such contracts may include regulated NYMEX futures contracts and non-regulated over-the-counter futures contracts with qualified counterparties. The futures contracts employed by the Company are commitments to purchase or sell natural gas at future date and generally cover one month periods for up to 18 months in the future. Gains and losses on such contracts are deferred and recognized in the month the gas is sold. The Company had no significant futures contracts at September 30, 1999.

NOTE 8 - NET ASSETS HELD FOR DISPOSITION

         A business unit entered into natural gas futures contracts to hedge its exposure to changes in natural gas prices. The futures contracts employed by the Company were commitments to purchase or sell natural gas at a future date and generally covered one-month periods for up to 18 months in the future. The Company, in accordance with its intent, at the date of acquisition of The Atlas Group, Inc., disposed of this business unit on March 31, 1999 and recognized a gain of $1.0 million which is included in other income.

NOTE 9 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

         Results of operations for oil and gas producing activities:

                                                                          Year Ended
                                                                      September 30, 1999
                                                                      ------------------
                                                                        (in thousands)
     Revenues   ......................................................    $      6,345
     Production costs.................................................          (2,912)
     Exploration expenses.............................................            (362)
     Depreciation, depletion and amortization.........................          (1,923)
     Income taxes.....................................................               -
                                                                           -----------
     Results of operations for producing activities...................     $     1,148
                                                                           ===========


                               ATLAS AMERICA, INC.
              (A Wholly-Owned Subsidiary of Resource America, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 9 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) - (Continued)

         The estimates of the Company's proved and unproved gas reserves are based upon evaluations verified by Wright & Company, Inc., an independent petroleum engineering firm, as of September 30, 1999 and 1998. All reserves are located in the Appalachian Basin Area. Reserves are estimated in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual arrangements. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods.

     The components of capitalized costs related to the Company's oil and gas producing activities are as follows:

                                                                                                 September 30,
                                                                                      -----------------------------
                                                                                           1999            1998
                                                                                      -------------     -----------
                                                                                                (in thousands)
     Proved properties..............................................................  $      25,408     $    16,370
     Unproved properties............................................................             22              11
     Pipeline, equipment and other interests........................................          6,388           5,121
                                                                                      -------------     -----------
                                                                                             31,818          21,502
     Accumulated depreciation, depletion and amortization...........................         (2,223)              -
                                                                                      -------------     -----------
     Net capitalized costs..........................................................  $      29,595     $    21,502
                                                                                      =============     ===========

         The costs incurred by the Company in its oil and gas activities during the fiscal year are as follows:

                                                                                                           Year Ended
                                                                                                       September 30, 1999
                                                                                                       ------------------
                                                                                                         (in thousands)
     Property acquisition costs:
       Unproved properties...........................................................................       $        11
       Proved properties.............................................................................                22
       Exploration costs.............................................................................               451
       Development costs.............................................................................             8,736

      There are numerous uncertainties inherent in estimating quantities of proven reserves and in projecting future net revenues and the timing of development expenditures. The reserve data presented represents estimates only and should not be construed as being exact. In addition, the standardized measures of discounted future net cash flows may not represent the fair market value of the Company's oil and gas reserves or the present value of future cash flows of equivalent reserves, due to anticipated future changes in oil and gas prices and in production and development costs and other factors for which effects have not been provided.

         The standardized measure of discounted future net cash flows is information provided for the financial statement user as a common base for comparing oil and gas reserves of enterprises in the industry. The following schedule presents the standardized measure of estimated discounted future net cash flows from the company's proved reserves. Estimated future cash flows are determined by using the weighted average price received for the last month of each fiscal year, adjusted only for fixed and determinable increases in natural gas prices provided by contractual agreements. The standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at September 30, 1999 and 1998 and such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of recoverable reserves or in estimating future results of operations.

                               ATLAS AMERICA, INC.
              (A Wholly-Owned Subsidiary of Resource America, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 9 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) - (Continued)

                                                                                           Gas               Oil
                                                                                          (mcf)            (bbls)
                                                                                      -------------    ------------
     Proved developed and undeveloped reserves at September 30, 1998................     71,278,940         133,755
       Current additions............................................................     29,705,025               -
       Revision of previous estimates...............................................     (4,579,800)        (29,783)
       Transfer to limited partnerships.............................................    (18,221,632)              -
       Production...................................................................     (2,761,948)        (10,832)
                                                                                      -------------     -----------
     Proved developed and undeveloped reserves at September 30, 1999................     75,420,585          93,140
                                                                                      =============     ===========
     Proved developed reserves at
       September 30, 1999...........................................................     33,464,323          93,140
       September 30, 1998...........................................................     31,263,480         133,755

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                           RELATING TO PROVED RESERVES
                                 (in thousands)

                                                                                               September 30,
                                                                                      -----------------------------
                                                                                           1999            1998
                                                                                      -------------     -----------
     Future cash inflows............................................................  $     220,611     $   170,166
     Future production and development costs........................................       (102,312)        (77,262)
                                                                                      -------------     -----------
     Future net cash flows before income taxes......................................        118,299          92,904
     Future income taxes............................................................         22,739           7,388
                                                                                      -------------     -----------
     Future net cash flows..........................................................         95,560          85,516
     Annual discount for estimated timing of cash flows.............................         65,856          61,642
                                                                                      -------------     -----------
     Standardized measure of discounted future net cash flows.......................  $      29,704     $    23,874
                                                                                      =============     ===========


         The following table summarizes the changes in the standardized measure of discounted future net cash flows from estimated production of proved developed and undeveloped oil and gas reserves after income taxes.

                                                                                                           Year Ended
                                                                                                       September 30, 1999
                                                                                                       ------------------
                                                                                                          (in thousands)
     Balance, beginning of year......................................................................       $    23,874
     Increase (decrease) in discounted future net cash flows:
       Sales and transfers of oil and gas net of related costs.......................................            (3,433)
       Net changes in prices and production costs....................................................             3,543
       Revisions of previous quantity estimates......................................................            (2,662)
       Extensions, discoveries, and improved recovery less related costs.............................             8,587
       Purchases of reserves in-place................................................................                 -
       Sales of reserves in-place, net of tax effect.................................................                 -
       Accretion of discount.........................................................................             3,556
       Net change in future income taxes.............................................................            (7,037)
       Other.........................................................................................             3,276
                                                                                                            -----------
     Balance, end of year............................................................................       $    29,704
                                                                                                            ===========

                               ATLAS AMERICA, INC.
              (A Wholly-Owned Subsidiary of Resource America, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 10 - SUBSEQUENT EVENT

         The Company sold its gas gathering and transmission facilities to Atlas Pipeline Partners, L.P., a newly formed master limited partnership. In January 2000, Atlas Pipeline Partners, L.P. was formed by subsidiaries of RAI. In connection with the sale of its gas gathering and transmission facilities, the Company entered into a master gas gathering agreement with the Partnership whereby the Company together with two other subsidiaries of RAI will be obligated to pay fees ranging from the greater of $.35 per mcf or $.40 per mcf and 16% of the gross sales price of the natural gas transported.

         In connection with the sale of its gas gathering and transmission facilities, the Company, together with two other subsidiaries of RAI, has signed an omnibus agreement with Atlas Pipeline Partners, L.P., requiring them to:

          o Connect wells within 2,500 feet of one of Atlas Pipeline Partners, L.P.'s gathering systems to that system;

          o Drill and connect a minimum of 225 wells to Atlas Pipeline Partners, L.P.'s gathering systems before 2003;

          o Provide Atlas Pipeline Partners, L.P. with construction financing for new gathering systems or gathering system extensions of $1.5 million per year for five years.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
The Atlas Group, Inc.
Coraopolis, Pennsylvania

         We have audited the accompanying consolidated statements of financial position of The Atlas Group, Inc. and subsidiaries as of June 30, 1998 and July 31, 1997, and the related consolidated statements of income and cash flows for the eleven months ended June 30, 1998 and the year ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Atlas Group, Inc. as of June 30, 1998 and July 31, 1997, and the results of its operations and its cash flows for the eleven months ended June 30, 1998 and the year ended July 31, 1997, in conformity with generally accepted accounting principles.

         As discussed in Note 17, on July 13, 1998 the Company entered into an Agreement and Plan of Merger with Resource America, Inc. pursuant to which The Atlas Group, Inc. will be merged into a wholly owned subsidiary of Resource America, Inc.




/s/ McLAUGHLIN & COURSON
---------------------
Pittsburgh, Pennsylvania
July 31, 1998

                              THE ATLAS GROUP, INC.

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                         JUNE 30, 1998 AND JULY 31, 1997

                                                                                         June 30,           July 31,
                                                                                           1998               1997
                                                                                     -------------       -------------
                                    ASSETS
CURRENT ASSETS
   Cash and cash equivalents........................................................  $   5,292,207       $   9,385,866
   Trade accounts and notes receivable, less allowance for doubtful accounts of
     $391,667 in 1998 and $300,000 in 1997..........................................      5,857,331           4,018,804
   Other receivables................................................................      1,094,550             330,626
   Accounts receivable - officers...................................................        464,859              41,449
   Inventories......................................................................        783,067             175,635
   Prepaid expenses and other current assets........................................        331,838             386,569
                                                                                      -------------       -------------

     TOTAL CURRENT ASSETS...........................................................     13,823,852          14,338,949

OIL AND GAS PROPERTIES
   Oil and gas wells and leases.....................................................     40,739,334          35,526,072
   Less accumulated depreciation, depletion and amortization........................     16,598,203          14,694,388
                                                                                      -------------       -------------
                                                                                         24,141,131          20,831,684

OTHER ASSETS........................................................................        447,386             374,722

PROPERTY, PLANT AND EQUIPMENT
   Land.............................................................................        504,693             504,693
   Buildings........................................................................      2,816,023           2,777,821
   Equipment........................................................................      1,687,956           1,565,391
   Gathering lines..................................................................     21,830,936          20,506,629
                                                                                      -------------       -------------
                                                                                         26,839,608          25,354,534

   Less accumulated depreciation....................................................     16,116,882          14,699,813
                                                                                      -------------       -------------
                                                                                         10,722,726          10,654,721
                                                                                      -------------       -------------
                                                                                      $  49,135,095       $  46,200,076
                                                                                      =============       =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses............................................  $   4,402,878       $   4,024,644
   Working interests and royalties payable..........................................      4,890,885           4,504,911
   Billings in excess of costs of $2,334,975 in 1998 and $2,916,951 in 1997 on
     uncompleted contracts..........................................................      4,907,001           6,761,946
   Current maturities on long-term debt:
     Subordinated notes payable to stockholders.....................................      1,348,189           1,907,084
     Other..........................................................................      1,922,797             819,048
   Income taxes payable.............................................................              -             336,873
                                                                                      -------------       -------------
       TOTAL CURRENT LIABILITIES....................................................     17,471,750          18,354,506
DEFERRED INCOME TAXES...............................................................        675,000             700,000
LONG-TERM DEBT, net of current maturities:
   Subordinated notes payable to stockholders.......................................              -           1,348,190
   Other............................................................................      8,310,536           4,859,523
OTHER LONG-TERM LIABILITIES.........................................................        400,000             323,742
STOCKHOLDERS' EQUITY
   Capital stock, no par; authorized 2,000,000 shares; issued 500,000 shares........          1,250               1,250
   Paid-in capital..................................................................        560,093             560,093
   Retained earnings................................................................     26,931,861          25,404,167
   Treasury stock, at cost (130,519 shares and 133,919 shares, respectively)........     (5,215,395)         (5,351,395)
                                                                                      -------------       -------------
                                                                                         22,277,809          20,614,115
                                                                                      -------------       -------------
                                                                                      $  49,135,095       $  46,200,076
                                                                                      =============       =============

                 See notes to consolidated financial statements

                              THE ATLAS GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
         ELEVEN MONTHS ENDED JUNE 30, 1998 AND YEAR ENDED JULY 31, 1997

                                                                                          Eleven
                                                                                       Months Ended        Year Ended
                                                                                         June 30,           July 31,
                                                                                           1998               1997
                                                                                      -------------       -------------
INCOME
   Sales - gas wells................................................................  $   21,777,181      $   22,354,389
   Purchased gas revenues...........................................................      21,786,823          29,908,989
   Well operating fees..............................................................       3,379,158           3,445,777
   Gathering line charges...........................................................       2,466,470           2,539,795
   Working interests and royalties..................................................       4,505,756           5,124,912
   Interest.........................................................................         137,835             227,524
   Other............................................................................         459,696             411,912
                                                                                      --------------      --------------
                                                                                          54,512,919          64,013,298

COSTS OF SALES AND OTHER EXPENSES
   Costs of sales - gas wells.......................................................      19,895,082          18,472,875
   Cost of purchased gas............................................................      22,013,008          30,401,349
   Gathering line and well operation expense........................................       2,648,643           2,253,146
   General and administrative.......................................................       4,065,342           3,589,809
   Interest:
     Subordinated notes payable to stockholders.....................................         277,213             536,096
     Other..........................................................................         356,983             144,625
   Depreciation, depletion and amortization.........................................       3,323,754           3,850,978
                                                                                      --------------      --------------
                                                                                          52,580,025          59,248,878
                                                                                      --------------      --------------

       INCOME BEFORE INCOME TAXES...................................................       1,932,894           4,764,420

INCOME TAXES
   Current:
     Federal........................................................................         450,000             665,000
     State..........................................................................         100,000             560,000
   Deferred.........................................................................         (25,000)             45,000
                                                                                      --------------      --------------
                                                                                             525,000           1,270,000
                                                                                      --------------      --------------
       NET INCOME...................................................................  $    1,407,894      $    3,494,420
                                                                                      ==============      ==============








                 See notes to consolidated financial statements

                              THE ATLAS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         ELEVEN MONTHS ENDED JUNE 30, 1998 AND YEAR ENDED JULY 31, 1997

                                                                                          Eleven
                                                                                       Months Ended         Year Ended
                                                                                         June 30,            July 31,
                                                                                           1998                 1997
                                                                                      --------------      --------------
Cash flows from operating activities:
   Net income.......................................................................  $    1,407,894      $    3,494,420
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, depletion and amortization.........................................       3,323,754           3,850,978
   Expense funded by issuance of capital stock......................................         255,800             157,500
   Other, net.......................................................................          22,503                   -
   Change in assets and liabilities:
     Receivables....................................................................      (3,025,861)          1,935,803
     Inventories....................................................................        (607,432)            273,558
     Prepaid expenses and other current assets......................................          82,468             406,004
     Accounts payable and accrued expenses and working interests and royalties
       payable......................................................................         764,208          (1,555,919)
     Uncompleted contract billings, net.............................................      (1,854,945)         (3,412,123)
     Income taxes payable...........................................................        (364,610)           (662,000)
     Deferred income taxes..........................................................         (25,000)             45,000
     Long-term liabilities..........................................................          76,258              13,696
                                                                                      --------------      --------------
       Net cash provided by operating activities....................................          55,037           4,546,917

Cash flows used in investing activities:
   Investment in oil and gas wells and leases.......................................      (5,213,262)         (3,598,288)
   Other assets, net................................................................         (72,664)            (66,595)
   Gathering line additions.........................................................      (1,324,307)         (2,062,390)
   Other property additions.........................................................        (186,140)         (1,493,305)
                                                                                      --------------      --------------
       Net cash used in investing activities........................................      (6,796,373)         (7,220,578)
Cash flows provided by (used in) financing activities:
   Proceeds from long-term borrowings...............................................       9,475,000           4,750,000
   Principal payments on long-term borrowings.......................................      (4,920,238)         (4,935,715)
   Principal payments on notes payable to stockholders..............................      (1,907,085)         (1,669,660)
                                                                                      --------------      --------------
       Net cash provided by (used in) financing activities..........................       2,647,677          (1,855,375)
                                                                                      --------------      ---------------
Net decrease in cash and cash equivalents...........................................      (4,093,659)         (4,529,036)
Cash and cash equivalents at beginning of period....................................       9,385,866          13,914,902
                                                                                      --------------      --------------
Cash and cash equivalents at end of period..........................................  $    5,292,207      $    9,385,866
                                                                                      ==============      ==============

Additional Cash Flow Information:
   Cash paid during the period for:
     Interest.......................................................................  $      584,743      $      691,226
                                                                                      --------------      --------------
     Income taxes...................................................................  $      914,609      $    1,887,000
                                                                                      ==============      ==============





                 See notes to consolidated financial statements

                              THE ATLAS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  DESCRIPTION OF BUSINESS

         The Atlas Group, Inc. (Atlas) was formed in July, 1995 to hold, through its wholly owned subsidiary AIC, Inc. also formed in July, 1995, Atlas Energy Group and its subsidiaries, including Atlas Resources, Inc. and Atlas Gas Marketing, Inc. The purpose of the reorganization is to achieve more efficient concentration of funds of the Atlas group of companies, thereby minimizing transaction costs and maximizing returns on investment vehicles. No changes in the consolidated assets, liabilities or stockholders' equity occurred as a result of the reorganization.

         Atlas and subsidiaries are engaged in the exploration for development, production, and marketing of natural gas and oil primarily in the Appalachian Basin area. In addition, the Company performs contract drilling and well operation services.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

         The consolidated financial statements include the accounts of The Atlas Group, Inc., and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Inventories

         Inventories, consisting of oil and gas field materials and supplies, are stated at first-in, first-out, lower of cost or market method of accounting.

         The Company uses the successful efforts method of accounting for oil and gas producing activities. Property acquisition costs are capitalized when incurred. Geological and geophysical costs and delay rentals are expensed when incurred. Development costs, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, are capitalized. All capitalized costs are generally depreciated and depleted on the unit-of-production method using estimates of proven reserves. Oil and gas properties are periodically assessed and when unamortized costs exceed expected future net cash flows, a loss is recognized by recording a charge to income.

         On the sale or retirement of oil and gas properties, the cost and related accumulated depreciation, depletion and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized.

         For tax purposes, intangible drilling costs are being written off as incurred. The greater of cost or percentage depletion as defined by the Internal Revenue Code, is used as a deduction from income.

Property, plant and equipment

         Land, buildings, equipment and gathering lines are recorded at cost. Major additions and betterments are charged to the property accounts while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed currently. As property is retired or otherwise disposed of, the cost of the property is removed from the asset account, accumulated depreciation is charged with an amount equivalent to the depreciation provided, and the difference, if any, is charged or credited to income. Depreciation is computed over the estimated useful life of the assets generally by the straight-line method.

                              THE ATLAS GROUP, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Revenue recognition

         The Company sells interests in oil and gas wells and retains therefrom a working interest and/or overriding royalty in the producing wells. The income from the working interests is recorded when the natural gas and oil are produced.

         The Company also contracts to drill oil and gas wells. The income from these contracts is recorded upon substantial completion of the well.

         Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

         Costs in excess of amounts billed are classified as current assets under costs in excess of billings on uncompleted contracts. Billings in excess of costs are classified under current liabilities as billings in excess of costs on uncompleted contracts. Contract retentions are included in accounts receivable.

Working interests and royalties

         Revenues from working interests and royalties are reported net of all landowner royalty and lease operating expenses and are recognized when the natural gas and oil are produced. For the eleven months ended June 30, 1998, the Company recognized working interest income of $3,556,373 and royalty income of $949,383. Working interest and royalty income during the year ended July 31, 1997 amounted to $4,113,425 and $1,011,487, respectively.

Cash equivalents

         For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

         Certain amounts contained in prior year comparative information have been reclassified to conform with the 1998 presentation.

3.  AFFILIATED OIL AND GAS PARTNERSHIPS

         In connection with the sponsorship of oil and gas partnerships, the Company is reimbursed by the partnerships for certain operating and overhead costs incurred on their behalf. These reimbursements totaled approximately $370,000 during the eleven months ended June 30, 1998 and the year ended July 31, 1997. In addition, as part of its duties as well operator, the Company receives proceeds from the sale of oil and gas and makes distributions to investors according to their working interest in the related oil and gas properties.

                              THE ATLAS GROUP, INC.

4.  PLAN OF REORGANIZATION

         On November 8, 1990, the Company adopted a plan of reorganization whereby a substantial portion of the common stock of the two majority shareholders would be purchased by the Company and shares of the Company's stock would be granted to certain key employees of the Company (Management Investors), giving the Management Investors control of the Company.

Purchase of treasury shares and notes payable to stockholders

         On November 14, 1990, the Company entered into an agreement effective as of August 16, 1990 to purchase 248,717 shares of common stock from its two majority shareholders at $40.00 per share ($9,948,680).

         The purchase price is evidenced by promissory notes bearing interest at 13.5%. Quarterly principal payments range from $100,574 on November 15, 1991 to a final payment of $856,103 on November 15, 1998. Payments may be deferred or accelerated under certain circumstances. Principal payments totaled $1,907,085 and $1,669,660 during the eleven months ended June 30, 1998 and the year ended July 31, 1997, respectively. Interest expense amounted to $277,213 and $536,096 for the eleven months ended June 30, 1998 and the year ended July 31, 1997, respectively.

         The notes are subordinate to all direct and indirect debt, past, present or future and all obligations, if any, to make contributions to any employee stock ownership plan now in existence or hereinafter created.

         The promissory notes are secured by warrants on the common stock of the Company that are exercisable upon an uncorrected event of default. At June 30, 1998 and July 31, 1997, the following warrants were outstanding:

                                                  June 30         July 31,
                                                  1998             1997
                                             -------------    -------------
   Number of shares.........................        28,678          167,194
   Exercise price........................... $       47.01    $       19.47

         The Company has options to purchase, and the majority shareholders had options to sell 131,425 shares of the Company's common stock at per share prices ranging from $63.25 to $74.10 commencing on the earlier of the satisfaction of all the Company's obligations under the foregoing promissory notes or November 14, 1999.

Stock grants

         The Company has established a management employee stock option consisting of an aggregate of options to acquire 47,578 shares of common stock at $1.00 per share. No options have been granted as of June 30, 1998. The options will terminate August 15, 2012.

         There are restrictions on the sale of the vested Management Investor and ESOP shares of common stock which include, among other restrictions, that shares may not be sold until obligations to the majority shareholders are satisfied. Shares offered for sale must first be offered to the Company and then to other shareholders before being offered to a third party. Further conditions apply to sales that would result in a third party owning 5% or more of the total shares of the Company.

                              THE ATLAS GROUP, INC.

5. OTHER LONG-TERM DEBT AND CREDIT FACILITY

         Long-term debt at June 30, 1998 and July 31, 1997 consists of the following:

                                                                                          June 30           July 31,
                                                                                           1998               1997
                                                                                      -------------       -------------
Revolving credit loan payable to bank...............................................  $   9,475,000       $   4,750,000
Note payable to bank in monthly installments through August 2002 of
   $15,476, plus interest at or below prime rate plus one-half percent
   (1/2%) (7.97% and 8.25% at June 30, 1998 and July 31, 1997,
   respectively).  Secured by building and equipment having a net book
   value of $1,045,860 at June 30, 1998.............................................        758,333             928,571
                                                                                      -------------       -------------
                                                                                         10,233,333           5,678,571
Less current maturities.............................................................     (1,922,797)           (819,048)
                                                                                      -------------       -------------
                                                                                      $   8,310,536       $   4,859,523
                                                                                      =============       =============

         The revolving credit and term loan agreement enables the Company to borrow $10,000,000 on a revolving basis until August 15, 1998. A commitment fee at a rate of three-eighths of one percent (3/8%) is charged on the unused portion. During the revolving credit period, loans bear interest at or below prime rate plus one-quarter percent (1/4%). The average interest rate at June 30, 1998 was 7.79%. The agreement provides that the Company may convert any outstanding borrowings into a 5 year term loan, payable in equal monthly installments, plus interest at or below prime rate plus one-half percent (1/2%).

         The loan agreements are secured by certain assets of the Company.

6.  MATURITIES ON LONG-TERM DEBT

         Aggregate maturities on long-term debt at June 30, 1998 for the next five fiscal years are as follows:


Fiscal                                                Subordinated              Other
Year                                                  Notes Payable           Long-Term
Ending                                               To Stockholders             Debt            Total
------                                               --------------        -------------       ---------
1999................................................ $   1,348,189         $   1,922,797    $   3,270,986
2000................................................             0             2,080,714        2,080,714
2001................................................             0             2,080,714        2,080,714
2002................................................             0             2,080,714        2,080,714
2003................................................             0             1,910,476        1,910,476

7.  LEASE COMMITMENTS

         The Company leases certain vehicles and compressor sites. These leases are accounted for as operating leases. Lease expense for the eleven months ended June 30, 1998 and the year ended July 31, 1997 amounted to $521,261 and $317,870, respectively. The future minimum lease payments at June 30, 1998 are as follows:

                  Fiscal
                  Year
                  Ending
                  1999..........................................$  501,963
                  2000..........................................   162,848
                  2001..........................................    57,661
                  2002..........................................    21,690
                  2003..........................................         0

                              THE ATLAS GROUP, INC.

8.  INCOME TAXES

         Net deferred tax liabilities consist of the following:

                                                                                          June 30           July 31,
                                                                                           1998               1997
                                                                                      -------------       -------------
Exploration and development costs expenses for income tax reporting.................  $   1,460,000       $   1,250,000
Tax credits.........................................................................       (310,000)           (270,000)
Other  .............................................................................       (475,000)           (280,000)
                                                                                      -------------       -------------
                                                                                      $     675,000       $     700,000
                                                                                      =============       =============

         A reconciliation between the Company's effective tax rate and the U.S. statutory rate is as follows:

                                                                                           1998            1997
                                                                                      -------------     --------
U.S. statutory rate.................................................................       34.0%            34.0%
State income taxes net of federal income tax benefit................................        3.2              4.1
Depletion...........................................................................       (5.4)            (3.9)
Nonconventional fuels and alternative minimum tax credits...........................       (1.9)            (4.4)
Other...............................................................................       (2.7)            (3.1)
                                                                                      ----------        --------
Effective tax rate..................................................................       27.2%            26.7%
                                                                                      =========         ========

9.  PROFIT SHARING PLAN

         The Company maintains a defined contribution 401(k) profit sharing plan covering substantially all of its employees. The Plan Administrator set the maximum allowable employee contribution at the lesser of 15% of their compensation or $10,000. The Company matches employee contributions by contributing an amount equal to 50% of each employee's contribution. Pension expense under the 401(k) profit sharing plan was $154,997 for the eleven months ended June 30, 1998 and $142,189 for the year ended July 31, 1997.

10.  OPTION ON BUILDING

         The majority shareholders were granted an option to acquire the land and building (having a net book value of $961,966 at June 30, 1998) utilized as the Company's headquarters for a period of six months commencing on August 15, 2003 and ending February 15, 2004 for $500,000. The option has been amended to allow the cancellation of the option, upon the event of a disposition of the Company, by payment of $500,000 to the majority shareholders.

                              THE ATLAS GROUP, INC.

11.  CHANGES IN STOCKHOLDERS' EQUITY

         Changes in stockholders' equity during the eleven months ended June 30, 1998 and the year ended July 31, 1997 were as follows:

                                                               Capital        Paid-In         Retained         Treasury
                                                                Stock         Capital         Earnings           Stock

BALANCE AT JULY 31, 1996....................................   $  1,250    $  560,093     $   21,892,247    $  (5,491,395)
Treasury stock issued to ESOP (3,000 shares)................                                      15,000          120,000
Other (500 shares)..........................................                                       2,500           20,000
Net income for the year.....................................                                   3,494,420
                                                               --------    ----------     --------------    -------------
                                                               $  1,250    $  560,093     $   25,404,167    $  (5,351,395)

BALANCE AT JULY 31, 1997....................................
Treasury stock issued to ESOP (3,000 shares)................                                     111,000          120,000
Other (400 shares)..........................................                                       8,800           16,000
Net income for the period...................................                                   1,407,894
                                                               --------    ----------     --------------    -------------
BALANCE AT JUNE 30, 1998....................................   $  1,250    $  560,093     $   26,931,861    $  (5,215,395)
                                                               ========    ==========     ==============    =============

12.  EMPLOYEE STOCK OWNERSHIP PLAN

         Effective August 1, 1990 the Company established a non-contributory employee stock ownership plan (ESOP) covering substantially all employees except the Company's two majority shareholders. The Company contributed 3,000 shares of common stock based on a fair market value of $77.00 ($231,000) and $45.00 ($135,000) to the plan during the eleven months ended June 30, 1998 and the year ended July 31, 1997, respectively. The Company also contributed $30,595 and $29,413 in cash during the eleven months ended June 30, 1998 and the year ended July 31, 1997, respectively. Employee benefits vest after five years of service, including service prior to establishment of the plan. There are restrictions on the sale of the stock (see Plan of Reorganization).

         As of June 30, 1998 the Company has made provision of $462,000 for an ESOP contribution of 6,000 shares of common stock based on a fair market value of $77.00.

13.  FUTURES CONTRACTS

         The Company enters into natural gas futures contracts to hedge its exposure to changes in natural gas prices. At any point in time, such contracts may include regulated NYMEX futures contracts and non-regulated over-the-counter futures contracts with qualified counterparties. The futures contracts employed by the Company are commitments to purchase or sell natural gas at a future date and generally cover one month periods for up to 18 months in the future. Realized gains (losses) are recorded in the income accounts in the month(s) that the futures contracts are intended to hedge. Unrealized gains (losses) are deferred until realized. Deferred gains (losses) were $206,035 and $95,990 at June 30, 1998 and July 31, 1997, respectively.

14.  COMMITMENTS

         Atlas Resources, Inc., as general partner in several oil and gas limited partnerships, and The Atlas Group, Inc. have agreed to indemnify each investor general partner from any liability incurred which exceeds such partner's share of partnership assets. Management believes that such liabilities that may occur will be covered by insurance and, if not covered by insurance, will not result in a significant loss to The Atlas Group, Inc. and its subsidiaries.

         Subject to certain conditions, investor general partners in certain oil and gas limited partnerships may present their interests beginning in 1998 for purchase by Atlas Resources, Inc., as managing general partner. Atlas Resources, Inc. is not obligated to purchase more than 5% of the units in any calendar year.

                              THE ATLAS GROUP, INC.

14.  COMMITMENTS - (Continued)

         Atlas Resources, Inc., as managing general partner in certain oil and gas limited partnerships has also agreed to subordinate its share of production revenues to the receipt by investor partners of cash distributions equal to at least 10% of their subscriptions in each of the first five years of partnership operations. During the eleven months ended June 30, 1998 and the year ended July 31, 1997, Atlas Resources, Inc. had net subordinations of $427,245 and $417,896, respectively.

15.  YEAR 2000

         The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company has established processes for evaluating and managing risks and costs associated with this problem. The computing portfolio was identified and an initial assessment has been completed. The Company anticipates corrective action to be completed during fiscal year 1999 and the aggregate costs of such corrections will not be material.

16.  LITIGATION

         The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims and litigation will not have a material effect on operating results, or cash flows when resolved in a future period, and these matters will not materially affect the Company's consolidated financial position.

17.  SUBSEQUENT EVENTS

Merger

         On July 13, 1998 the Company entered into an Agreement and Plan of Merger with Resource America, Inc. pursuant to which The Atlas Group, Inc. will be merged into a wholly owned subsidiary of Resource America, Inc.

         The merger is expected to become effective in the late summer of 1998.

         The Company has the right to accelerate the payment of the options to purchase certain shares of the majority shareholders referred to in Note 4 to the financial statements, in event of a disposition of the Company.

Stock options

         On July 1, 1998 the Company granted to certain key employees options to purchase 36,374 shares of Common Stock of the Company at $1.00 per share. On July 6, 1998, 32,874 shares were exercised based on a fair market value of $77.00 per share. The charge to income, net of the estimated tax benefit, is approximately $1,850,000.

                              THE ATLAS GROUP, INC.

18.  NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED)

         The supplementary information summarized below presents the results of natural gas and oil activities in accordance with SFAS No. 69, "Disclosures About Oil and Gas Producing Activities."

         (1)  Production Costs

         The following table presents the costs incurred relating to natural gas and oil production activities:

                                                                                          June 30            July 31,
                                                                                           1998                1997
                                                                                      -------------       --------------
Capitalized costs at:
   Capitalized costs................................................................  $   40,739,334      $   35,526,072
   Accumulated depreciation and depletion...........................................     (16,598,203)        (14,694,388)
                                                                                      --------------      --------------
       Net capitalized costs........................................................  $   24,141,131      $   20,831,684
                                                                                      ==============      ==============

Costs incurred during the period ended:
   Property acquisition costs - proved undeveloped properties.......................  $      234,985      $       94,375
                                                                                      ==============      ==============
   Developed costs..................................................................  $    4,978,277      $    3,503,913
                                                                                      ==============      ==============
         Property acquisition costs include costs to purchase, lease or otherwise acquire a property. Development costs include costs to gain access to and prepare development well locations for drilling, to drill and equip development wells and to provide facilities to extract, treat, gather and store oil and gas.

                                                                                          June 30             July 31,
                                                                                           1998                 1997
                                                                                      -------------       --------------
Capitalized gathering line costs at:
   Capitalized costs................................................................  $    4,754,778      $    4,716,525
   Accumulated depreciation and depletion...........................................      (3,078,929)         (2,979,430)
                                                                                      --------------      --------------
     Net capitalized costs..........................................................  $    1,675,849      $    1,737,095
                                                                                      ==============      ==============

Costs incurred during the period ended:
   Gathering line additions.........................................................  $      288,434      $      474,350
                                                                                      ==============      ==============
         (2)  Results of Operations for Producing Activities

         The following table presents the results of operations related to natural gas and oil production for the eleven months ended June 30, 1998 and the year ended July 31, 1997:

                                                                                           Eleven
                                                                                       Months Ended       Year Ended
                                                                                       June 30, 1998      July 31, 1997
                                                                                      --------------      -------------
Revenues............................................................................  $    5,042,953      $    5,709,065
Production Costs....................................................................        (576,874)           (518,224)
Depreciation and depletion..........................................................      (2,161,354)         (2,759,182)
Income tax expense..................................................................        (674,593)           (689,485)
                                                                                      --------------      --------------
     Results of operations from producing activities................................  $    1,630,132      $    1,742,174
                                                                                      ==============      ==============

         Depreciation, depletion and amortization of natural gas and oil properties are provided on the unit-of-production method and gathering lines are depreciated over 10 years.

                              THE ATLAS GROUP, INC.

18.  NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED) - (Continued)

         (3)  Reserve Information

         The information presented below represents estimates of proved natural gas and oil reserves. Proved developed reserves represent only those reserves expected to be recovered from existing wells and support equipment. Proved undeveloped reserves represent proved reserves expected to be recovered from new wells after substantial development costs are incurred. Substantially all reserves are located in Eastern Ohio and Western Pennsylvania.

                                                                     June 30, 1998                    July 31, 1997
                                                              --------------------------      ----------------------------
                                                                Natural Gas       Oil          Natural Gas          Oil
                                                                   (Mcf)       (Barrels)          (Mcf)          (Barrels)
                                                              -------------    ---------      -------------      ---------
Proved developed and undeveloped reserves:
      Beginning of period...................................    112,040,540      104,931         67,802,983       106,278
      Revision of previous estimates........................      4,538,943       29,241          2,472,316         2,523
      Extensions, discoveries and other additions...........     17,606,758       61,002         57,973,911             -
      Production............................................     (2,655,365)      (7,647)        (2,658,946)       (3,870)
      Sales of minerals in place............................    (17,709,377)           -        (13,549,724)            -
                                                                 ----------  -----------      -------------     ---------
      End of period.........................................    113,821,499      187,527        112,040,540       104,931
                                                              =============  ===========      =============     =========

Proved developed reserves:
      Beginning of period...................................     31,084,190      104,931         31,220,113       106,278
                                                              =============  ===========      =============     =========
      End of period.........................................     41,781,119      187,527         31,084,190       104,931
                                                              =============  ===========      =============     =========

         (4)  Standard Measure of Discounted Future Cash Flows

         Management cautions that the standard measure of discounted future cash flows should not be viewed as an indication of the fair market value of natural gas and oil producing properties, nor of the future cash flows expected to be generated therefrom. The information presented does not give recognition to future changes in estimated reserves, selling prices or costs and has been discounted at an arbitrary rate of 10%. Estimated future net cash flows from natural gas and oil reserves based on selling prices and costs at June 30, 1998 and July 31, 1997 price levels are as follows:

                                                                                             1998               1997
                                                                                      ----------------    ---------------
Future gas inflows..................................................................  $   307,132,350     $   291,945,690
Future production costs.............................................................      (60,321,170)        (47,469,590)
Future development costs............................................................      (69,941,230)        (68,028,140)
Future income tax expense...........................................................      (50,664,334)        (52,958,050)
                                                                                      ----------------    ---------------
Future net cash flow................................................................      126,205,616         123,489,910
10% annual discount for estimated timing of cash flows..............................      (93,549,205)        (88,952,400)
                                                                                      ----------------    ---------------
Standard measure of discounted future net cash flows................................  $    32,656,411     $    34,537,510
                                                                                      ===============     ===============

         Summary of changes in the standardized measure of discounted future net cash flows:

                                                                                             1998               1997
                                                                                      ---------------     ---------------
Sales of gas and oil produced - net.................................................  $    (4,024,581)    $    (3,900,673)
Net changes in prices, production and development costs.............................       (4,884,526)            395,917
Extensions, discoveries, and improved recovery, less related costs..................        2,396,461           9,931,040
Development costs incurred..........................................................        4,215,402           3,532,100
Revisions of previous quantity estimates............................................        2,864,965           1,400,886
Sales of minerals in place..........................................................       (3,033,660)         (1,255,106)
Accretion of discount...............................................................        2,258,881           2,161,723
Net change in income taxes..........................................................       (1,674,041)         (1,448,161)
                                                                                      ---------------     ---------------
   Net (decrease) increase..........................................................       (1,881,099)         10,817,726
Beginning of period.................................................................       34,537,510          23,719,784
                                                                                      ---------------     ---------------
End of period.......................................................................  $    32,656,411     $    34,537,510
                                                                                      ===============     ===============


                              RESOURCE ENERGY, INC.
              (A Wholly-Owned Subsidiary of Resource America, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (in thousands, except share data)

                                                                                                              December, 31
                                                                                                                   1999
                                                                                                              -----------
         ASSETS

Cash and cash equivalents.................................................................................    $       693
Accounts and other receivables............................................................................          1,079
Prepaid expenses and other current assets.................................................................             86
                                                                                                              -----------
     Total current assets.................................................................................          1,858

Property, plant and equipment - at cost
   Oil and gas properties (successful efforts)............................................................         26,249
   Gas gathering and transmission facilities..............................................................          1,702
   Other..................................................................................................          1,130
                                                                                                              -----------
                                                                                                                   29,081
Less - accumulated depreciation, depletion and amortization...............................................        (17,368)
                                                                                                              -----------
     Net property, plant and equipment....................................................................         11,713

Contract rights and other intangibles.....................................................................          1,326
Goodwill (net)............................................................................................            322
                                                                                                              -----------

                                                                                                              $    15,219
                                                                                                              ===========
         LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable - trade..................................................................................    $       644
Accrued liabilities.......................................................................................            154
Current maturities of long-term debt......................................................................            417
                                                                                                              -----------
     Total current liabilities............................................................................          1,215
Advance from Parent.......................................................................................            790
Long-term debt, net of current maturities.................................................................          4,583
Commitments and contingencies.............................................................................              -
Stockholder's equity
   Common stock, $.01 par value, 100 shares authorized and outstanding....................................              1
   Additional paid-in capital.............................................................................          2,169
   Retained earnings......................................................................................          6,461
                                                                                                              -----------
     Total stockholder's equity...........................................................................          8,631
                                                                                                              -----------

                                                                                                              $    15,219
                                                                                                              ===========





           See accompanying notes to consolidated financial statements

                              RESOURCE ENERGY, INC.
              (A Wholly-Owned Subsidiary of Resource America, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                 (in thousands)

                                                                                                        Three Months
                                                                                                     Ended December 31,
                                                                                                     1999            1998
                                                                                                 -----------    ---------
Revenues:
   Oil and gas production....................................................................    $     1,314    $     1,082
   Well services.............................................................................            435            485
   Interest and other income.................................................................             16              4
                                                                                                 -----------    -----------
                                                                                                       1,765          1,571

Costs and Expenses:
   Oil and gas production....................................................................            718            428
   Well services.............................................................................            300            264
   Exploration...............................................................................             29             60
   General and administrative................................................................            148            196
   Depreciation, depletion and amortization..................................................            354            350
   Interest..................................................................................             92              9
                                                                                                 -----------    -----------

                                                                                                       1,641          1,307
                                                                                                 -----------    -----------

Income from operations.......................................................................            124            264
Provision for income taxes...................................................................             38             81
                                                                                                 -----------    -----------

Net income...................................................................................    $        86    $       183
                                                                                                 ===========    ===========









           See accompanying notes to consolidated financial statements

                              RESOURCE ENERGY, INC.
              (A Wholly-Owned Subsidiary of Resource America, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                                         Three Months
                                                                                                      Ended December 31,
                                                                                                     1999            1998
                                                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income...................................................................................    $        86    $      183
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, depletion and amortization..................................................            354           350
   Property impairments and abandonments.....................................................              2             -
   Amortization of deferred finance costs....................................................              -             2
Change in operating assets and liabilities:
   Increase in accounts receivable and other current assets..................................           (112)         (237)
   Decrease in accounts payable and accrued liabilities......................................           (126)         (307)
                                                                                                 -----------    ----------
     Cash provided by (used in) operating activities.........................................            204            (9)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures.........................................................................            (40)         (322)
Proceeds from sale of assets.................................................................             11             1
Increase in other assets.....................................................................              2           (10)
                                                                                                 -----------    ----------
     Cash used in investing activities.......................................................            (27)         (331)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (to) from parent....................................................................           (120)          590
                                                                                                 -----------    ----------
     Cash provided by (used in) financing activities.........................................           (120)          590
Increase in cash.............................................................................             57           250
Cash at the beginning of period..............................................................            636           652
                                                                                                 -----------    ----------

Cash at the end of period....................................................................    $       693    $      902
                                                                                                 ===========    ==========















           See accompanying notes to consolidated financial statements

                              RESOURCE ENERGY, INC.
              (A Wholly-Owned Subsidiary of Resource America, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - MANAGEMENT'S OPNION REGARDING INTERIM FINANCIAL STATEMENTS

         In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the interim periods included herein have been made.

         The accounting policies followed by the Company, as set forth in Note 2 to the Company's consolidated financial statements for the year ended September 30, 1999 included elsewhere in this form 10K.

NOTE 2 - CASH FLOWS

         For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         Information for the three months ended December 31, 1999 and 1998 (in thousands):

                                                                                                     Three Months Ended
                                                                                                        December 31,
                                                                                                     1999           1998
                                                                                                 -----------      ---------
Cash paid for:
     Interest..................................................................................    $    92         $    4
                                                                                                   =======         ======
     Income taxes..............................................................................    $     0         $    0
                                                                                                   =======         ======

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Resource America, Inc.

         We have audited the accompanying consolidated balance sheets of Resource Energy, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resource Energy, Inc. and subsidiaries as of September 30, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.




/s/ Grant Thornton LLP



Cleveland, Ohio
November 17, 1999

Except for Note 7
as to which the
date is January 28, 2000

                              RESOURCE ENERGY, INC.
              (A Wholly-Owned Subsidiary of Resource America, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1999 AND 1998
                        (in thousands, except share data)

                                                                                                  1999            1998
                                                                                             -------------    -----------
         ASSETS

Cash and cash equivalents.................................................................   $         636    $       652
Accounts and other receivables............................................................             998          1,180
Inventories...............................................................................              47            108
Prepaid expenses and other current assets.................................................               8             39
                                                                                             -------------    -----------
   Total current assets...................................................................           1,689          1,979

Property, plant and equipment - at cost
Oil and gas properties (successful efforts)...............................................          26,364         25,858
Gas gathering and transmission facilities.................................................           1,673          1,630
Other.....................................................................................           1,122          1,085
                                                                                             -------------    -----------
                                                                                                    29,159         28,573
Less - accumulated depreciation, depletion and amortization...............................         (17,168)       (16,053)
                                                                                             -------------    -----------
   Net property, plant and equipment......................................................          11,991         12,520
Contract rights and other intangibles.....................................................           1,370          1,552
Goodwill (net)............................................................................             332            353
                                                                                             -------------    -----------

                                                                                             $      15,382    $    16,404
                                                                                             =============    ===========
         LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable - trade..................................................................   $         849    $       811
Accrued liabilities.......................................................................              78             28
Current maturities of long-term debt......................................................             367            463
                                                                                             -------------    -----------
   Total current liabilities..............................................................           1,294          1,302
Commitments and contingencies.............................................................               -              -
Advance from Parent.......................................................................             910          7,428
Long-term debt, net of current maturities.................................................           4,633              -

Stockholder's equity
   Common stock, $.01 par value, 100 shares authorized and outstanding....................               1              1
   Additional paid-in capital.............................................................           2,169          2,169
   Retained earnings......................................................................           6,375          5,504
                                                                                             -------------    -----------
     Total stockholder's equity...........................................................           8,545          7,674
                                                                                             -------------    -----------

                                                                                             $      15,382    $    16,404
                                                                                             =============    ===========







           See accompanying notes to consolidated financial statements

                              RESOURCE ENERGY, INC.
              (A Wholly-Owned Subsidiary of Resource America, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED SEPTEMBER 30,
                                 (in thousands)

                                                                                     1999            1998            1997
                                                                                  -----------    -----------    -----------
Revenues
   Oil and gas production.......................................................  $     4,552    $     4,682    $     3,936
   Well services................................................................        1,731          2,053          1,672
   Interest and other income....................................................           51             57             28
                                                                                  -----------    -----------    -----------
                                                                                        6,334          6,792          5,636

Costs and Expenses
   Oil and gas production.......................................................        1,891          2,022          1,635
   Well services................................................................          994          1,136            908
   Exploration..................................................................          162            503            187
   General and administrative...................................................          780            694            205
   Depreciation, depletion and amortization.....................................        1,344          1,273          1,202
   Interest.....................................................................           11             40             20
   Other .......................................................................           64             22              -
                                                                                  -----------    -----------    -----------

                                                                                        5,246          5,690          4,157
                                                                                  -----------   ------------    -----------

Income from operations..........................................................        1,088          1,102          1,479
Provision for income taxes......................................................          217            336            450
                                                                                  -----------    -----------    -----------

Net income......................................................................  $       871    $       766    $     1,029
                                                                                  ===========    ===========    ===========















           See accompanying notes to consolidated financial statements

                              RESOURCE ENERGY, INC.
              (A Wholly-Owned Subsidiary of Resource America, Inc.)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                            YEARS ENDED SEPTEMBER 30,
                        (in thousands, except share data)

                                                       Common Stock           Paid-In         Retained      Stockholder's
                                                   Shares      Amount         Capital         Earnings          Equity
                                                   ------      ------         -------         --------       ---------

Balance at September 30, 1996....................      100     $     1      $   2,169        $    3,709      $     5,879
   Net Income....................................        -           -              -             1,029            1,029
                                                   -------     -------      ---------        ----------      -----------
Balance at September 30, 1997....................      100     $     1      $   2,169        $    4,738      $     6,908
   Net Income....................................        -           -              -               766              766
                                                   -------     -------      ---------        ----------      -----------
Balance at September 30, 1998....................      100     $     1      $   2,169        $    5,504      $     7,674
   Net Income....................................        -           -              -               871              871
                                                   -------     -------      ---------        ----------      -----------
Balance at September 30, 1999....................      100     $     1      $   2,169        $    6,375      $     8,545
                                                   =======     =======      =========        ==========      ===========














           See accompanying notes to consolidated financial statements

                              RESOURCE ENERGY, INC.
              (A Wholly-Owned Subsidiary of Resource America, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED SEPTEMBER 30,
                                 (in thousands)

                                                                                     1999            1998           1997
                                                                                  -----------    -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income......................................................................  $       871    $       766         1,029
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, depletion and amortization.....................................        1,344          1,273         1,202
   (Gain) loss on sale of assets................................................           (8)           (15)            8
Property impairments and abandonments...........................................           (6)           260            38
Amortization of deferred finance costs..........................................            7              8             -
Change in operating assets and liabilities:
   Decrease (increase) in accounts receivable and other current assets..........          274           (232)         (203)
   Increase in accounts payable and accrued liabilities.........................           88            275           117
                                                                                  -----------    -----------    ----------
     Cash provided by operating activities......................................        2,570          2,335         2,191

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash paid in business acquisition...........................................            -              -        (1,226)
Capital expenditures............................................................         (668)        (2,094)         (639)
Proceeds from sale of assets....................................................           47            145           136
Decrease (increase) in other assets.............................................           16            (67)         (110)
                                                                                  -----------    -----------    ----------
     Cash used in investing activities..........................................         (605)        (2,016)       (1,839)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (to) from parent.......................................................       (6,518)           651          (436)
Payment on long term debt.......................................................         (463)          (462)            -
Borrowings on revolving credit loan.............................................        5,000              -             -
Increase in other assets........................................................            -            (15)            -
                                                                                  -----------    -----------    ----------
     Cash (used in) provided by financing activities............................       (1,981)           174          (436)
(Decrease) increase in cash.....................................................          (16)           493           (84)
Cash at the beginning of period.................................................          652            159           243
                                                                                  -----------    -----------    ----------

Cash at the end of period.......................................................  $       636    $       652    $      159
                                                                                  ===========    ===========    ==========











           See accompanying notes to consolidated financial statements

                              RESOURCE ENERGY, INC.
              (A Wholly-Owned Subsidiary of Resource America, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

         Resource Energy, Inc. and subsidiaries ("REI" or the "Company") are energy finance and production companies, engaged in the exploration, development, production and transportation of natural gas and oil primarily in the Appalachian Basin Area. REI was incorporated in Delaware in 1993 and is a wholly-owned subsidiary of Resource America, Inc. ("RAI" or "Parent") which is a publicly traded company (trading under the symbol REXI on the NASDAQ system) operating in the real estate finance, leasing and energy business sectors.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and its pro rata share of assets and liabilities, income and expenses of the partnerships in which it has an interest. All material intercompany transactions have been eliminated.

Use of Estimates

         Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Inventories

         Inventories, consisting of oil and gas field materials and supplies, are stated at the lower of cost or market. Cost is determined by the first-in first-out method.

Oil and Gas Properties

         The Company follows the successful efforts method of accounting. Accordingly, property acquisition costs, costs of successful exploratory wells, all development costs, and the cost of support equipment and facilities are capitalized. Costs of unsuccessful exploratory wells are expensed when such wells are determined to be nonproductive. The costs associated with drilling and equipping wells not yet completed are capitalized as uncompleted wells, equipment and facilities. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties, including delay rentals, are expensed as incurred.

         Production costs, overhead and all exploration costs other than costs of exploratory drilling are charged to expense as incurred.

         Unproved properties are assessed periodically to determine whether there has been a decline in value and, if such decline is indicated, a loss will be recognized. The Company compares the carrying value of its oil and gas producing properties to the estimated future cash flow, net of applicable income taxes, from such properties in order to determine whether their carrying values should be reduced. No adjustment was necessary at September 30, 1999.

         On an annual basis, the Company estimates the costs of future dismantlement, restoration, reclamation, and abandonment of its gas and oil producing properties. Additionally, the Company evaluates the estimated salvage value of equipment recoverable upon abandonment. At September 30, 1999 and 1998, the Company's evaluation of equipment salvage values was greater than or equal to the estimated costs of future dismantlement, restoration, reclamation and abandonment.

                              RESOURCE ENERGY, INC.
              (A Wholly-Owned Subsidiary of Resource America, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 2 - SUMMARY OF ACCOUNTING POLICIES - (Continued)

Depreciation, Depletion and Amortization

         Proved developed oil and gas properties, which include intangible drilling and development costs, tangible well equipment, and lease-hold costs, are amortized on the unit-of-production method using the ratio of current production to the estimated aggregate proved developed oil and gas reserves.

         Property, plant and equipment, other than oil and gas properties, is stated at cost. Depreciation is provided using the straight-line method over the following estimated useful lives once the asset is put into productive use:

           Gas gathering and transmission facilities......Up to 25 years
           Building.......................................      25 years
           Other equipment................................   3 - 7 years

Long-Lived Assets

         Contract rights and other intangibles consist of contracts purchased to operate wells and manage limited partnerships. Operating and management contracts are amortized on a straight-line basis over the lives of the respective wells (up to 13 years).

         Goodwill is the excess of cost over the fair value of net assets acquired and is amortized by the straight-line method over 10 to 15 years. The Company evaluates both contract rights and goodwill periodically to determine potential impairment by comparing the carrying value to the undiscounted estimated future cash flows of the related assets.

Impairment of Long-Lived Assets

         The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset's estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.

Federal Income Taxes

         The Company is included in the consolidated federal income tax return of RAI. The Company records a provision for federal income taxes in an amount equal to the product of its pre-tax book income less any permanent tax differences, and RAI's incremental federal tax rate. Separate company state tax returns are filed in those states in which the Company is registered to do business.

Fair Value of Financial Instruments

         For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments. For long-term debt, the fair value approximates historically recorded cost, since interest rates approximate market.

                              RESOURCE ENERGY, INC.
              (A Wholly-Owned Subsidiary of Resource America, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES - (Continued)

Supplemental Disclosure of Cash Flow Information

         Cash paid during the year for:

                                                                                       Years Ended September 30,
                                                                                -------------------------------------
                                                                                   1999          1998         1997
                                                                                ----------     ---------    ---------
                                                                                            (in thousands)
Interest ....................................................................   $       20     $      43    $       -
                                                                                ==========     =========    =========
Income Taxes.................................................................   $        -     $       -    $       -
                                                                                ==========     =========    =========

New Accounting Standards

         Effective October 1, 1998, the Company became subject to the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130). SFAS 130, "Reporting Comprehensive Income" requires disclosure of comprehensive income and its components. Comprehensive income includes net income and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income". The Company has no material elements of comprehensive income, other than net income to report.

         In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging. "SFAS 133 will require the Company to recognize all derivatives as either assets or liabilities in its consolidated balance sheet and to measure those instruments at fair value. The Company is required to adopt SFAS 133 effective October 1, 2000. The effect of adopting SFAS 133 on the Company's consolidated financial position, results of operations and cash flows will be dependent on the extent of future hedging activities and fluctuations in interest rates.

NOTE 3 - RELATED PARTIES

         The Company conducts certain energy activities through, and a substantial portion of its revenues are attributable to, limited partnerships ("Partnerships"). The Company serves as general partner of the Partnerships and assumes customary rights and obligations for the Partnerships. As the general partner, the Company is liable for Partnership liabilities and can be liable to limited partners if it breaches its responsibilities with respect to the operations of the Partnerships. The Company is entitled to receive management fees, reimbursement for administrative costs incurred, and to share in the Partnerships' revenue and costs and expenses according to the respective Partnership agreements.

NOTE 4 - INCOME TAXES

         A reconciliation between the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                                                                         Years Ended September 30,
                                                                                   ---------------------------------
                                                                                     1999         1998          1997
                                                                                   -------       -------      -------
   Statutory tax rate........................................................           35%           35%          34%
   Statutory depletion.......................................................          (12)           (5)          (4)
   Tax credits...............................................................           (3)            -            -
                                                                                   --------      -------      -------
                                                                                        20%           30%          30%
                                                                                   =======       =======      =======

                              RESOURCE ENERGY, INC.
              (A Wholly-Owned Subsidiary of Resource America, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 4 - INCOME TAXES - (Continued)

         As discussed in Note 2, the Company's federal income tax provision has been an allocation from RAI, whose consolidated tax return includes the Company. The provision allocated to the Company is not materially different from what the total provision would have been had the Company filed a separate federal income tax return.

         RAI recorded current and deferred tax liabilities on its books and the Company's allocation was settled through increases or decreases to the Advances from Parent balance.

         As discussed in Note 2, the Company's results are included in RAI's consolidated federal income tax return. The components of the net deferred tax liability at September 30, 1999 presented below are calculated as if the Company filed a separate tax return:

                                                                                                    September 30,
                                                                                               ----------------------
                                                                                                  1999        1998
                                                                                               ---------    ---------
                                                                                                   (in thousands)
Deferred tax liabilities:
   Property, plant and equipment basis differences....................................         $   2,086    $   2,024
   Other items, net...................................................................                 -            7
                                                                                               ---------    ---------
Net deferred tax liability............................................................         $   2,086    $   2,031
                                                                                               =========    =========

NOTE 5 - LONG-TERM DEBT

         Long-term debt consists of the following:
                                                                                                   September 30,
                                                                                                  1999        1998
                                                                                               ---------    ---------
                                                                                                   (in thousands)
Unsecured note payable, due in two equal annual installments of principal and interest beginning March 1998, interest at LIBOR
   (5.79% at September 30, 1998)......................................................         $       -    $     463

Revolving credit facility, secured by certain oil and gas properties and pipelines;
   Interest rates ranging from 7.0625% to 9.0% due November 2002......................             5,000            -
                                                                                               ---------    ---------
                                                                                                   5,000          463
Less current maturities...............................................................              (367)        (463)
                                                                                               ---------    ---------
                                                                                               $   4,633    $       -
                                                                                               =========    =========

         The Company along with other energy affiliates owned by RAI maintains a $45.0 million credit facility (with $5.0 million of permitted draws available to the Company) at PNC Bank ("PNC"). The facility is cross collateralized by the assets of all of the energy affiliates, and a breach of the loan agreement by any of the energy affiliates would constitute a default by the Company. The revolving credit facility has a term ending in November 2002 and bears interest at one of two rates (elected at borrower's option) which increase as the amount outstanding under the facility increases: (i) PNC prime rate plus between 0 to 75 basis points, or (ii) the Eurodollar rate plus between 150 to 225 basis points. The credit facility contains certain financial covenants and imposes the following limits: (a) The Company's exploration expense can be no more than 20% of capital expenditures plus exploration expense, without PNC's consent: (b) limitations on indebtedness, sales, leases or transfers of property without PNC's consent: and (c) the maintenance of certain financial ratios. Borrowings under the credit facility are collateralized by substantially all the oil and gas properties and pipelines of the Company. At September 30, 1999, long-term debt maturing over the next five fiscal years is as follows: (in thousands):
2000 - $367; 2001 - $183; 2002 - $-0- and 2003 - $4,450.

                              RESOURCE ENERGY, INC.
              (A Wholly-Owned Subsidiary of Resource America, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 6 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

         Results of operations for oil and gas producing activities:

                                                                                         Years Ended September 30,
                                                                                  -------------------------------------
                                                                                     1999            1998         1997
                                                                                  ----------     ----------   ---------
                                                                                                (in thousands)
Revenues ....................................................................     $  4,552      $    4,682   $    3,936
Production costs.............................................................       (1,891)         (2,022)      (1,636)
Exploration expenses.........................................................         (162)           (503)        (187)
Depreciation, depletion, and amortization....................................         (808)           (809)        (712)
Income taxes.................................................................         (439)           (263)        (197)
                                                                                  --------       ---------    ---------
Results of operations for producing activities...............................     $  1,252       $   1,085    $   1,204
                                                                                  ========       =========    =========

Capitalized Costs Related to Oil and Gas Producing Activities

         The components of capitalized costs related to the Company's oil and gas producing activities (less impairment reserve of $10,000 in fiscal 1999, $20,000 in fiscal 1998 and $28,000 in fiscal 1997) are as follows:

                                                                                         Years Ended September 30,
                                                                                  ------------------------------------
                                                                                     1999            1998         1997
                                                                                  ----------     ----------   --------
                                                                                              (in thousands)
Proved properties............................................................     $ 24,669       $  24,159    $  23,254
Unproved properties..........................................................          825             804          846
Pipelines, equipment and other interests.....................................        2,543           2,525        2,445
                                                                                  --------       ---------    ---------
     Total...................................................................       28,037          27,488       26,545
Accumulated depreciation, depletion and amortization.........................      (16,619)        (15,611)     (15,145)
                                                                                  --------       ---------    ---------
Net capitalized costs........................................................     $ 11,418       $  11,877    $  11,400
                                                                                  ========       =========    =========
Costs Incurred in Oil and Gas Producing Activities

         The costs incurred by the Company in its oil and gas activities during fiscal years 1999, 1998, and 1997 are as follows:

                                                                                         Years Ended September 30,
                                                                                  -------------------------------------
                                                                                     1999            1998         1997
                                                                                  ----------     ----------   ---------
                                                                                                 (in thousands)
Property acquisition costs:
   Unproved properties.......................................................     $      6       $      18    $     321
   Proved properties.........................................................          302           1,138          782
   Exploration costs.........................................................          207             816          238
   Development costs.........................................................          272             416          144

Oil and Gas Reserve Information (unaudited)

         The Company's estimates of net proved developed oil and gas reserves and the present value thereof have been verified by Wright & Company, Inc. in fiscal 1999 and 1998 and by E.E. Templeton & Associates, Inc. in fiscal 1997. Both are independent petroleum engineering firms.

                              RESOURCE ENERGY, INC.
              (A Wholly-Owned Subsidiary of Resource America, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 6 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) - (Continued)

         The Company's oil and gas reserves are located within the United States. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future net revenues and the timing of development expenditures. The reserve data presented represent estimates only and should not be construed as being exact. In addition, the standardized measure of discounted future net cash flows may not represent the fair market value of the Company's oil and gas reserves or the present value of future cash flows of equivalent reserves, due to anticipated future changes in oil and gas prices and in production and development costs and other factors for which effects have not been provided.

         The standardized measure of discounted future net cash flows is information provided for the financial statement user as a common base for comparing oil and gas reserves of enterprises in the industry.

                                                                                                Gas                   Oil
                                                                                               (mcf)                (bbls)
                                                                                          -----------           ----------
Balance at September 30, 1996.......................................................       12,852,274              310,020

   Purchase of reserves in-place....................................................        1,903,853               45,150
   Current additions................................................................           15,984                    -
   Sales of reserves in-place.......................................................           (1,393)                   -
   Revision to previous estimates...................................................        1,614,704               38,654
   Production.......................................................................       (1,227,887)             (35,811)
                                                                                           -----------          -----------

Balance at September 30, 1997.......................................................       15,157,535              358,013

   Purchase of reserves in-place....................................................        3,259,578               60,303
   Current additions................................................................          217,508               41,406
   Sales of reserves in-place.......................................................          (53,320)              (2,523)
   Revision to previous estimates...................................................        1,151,890               29,461
   Production.......................................................................       (1,485,008)             (48,113)
                                                                                           ----------           ----------

Balance at September 30, 1998.......................................................       18,248,183              438,547

   Purchase of reserves in-place....................................................        1,497,886               36,827
   Current additions................................................................                -                    -
   Sales of reserves in-place.......................................................                -                    -
   Revision to previous estimates...................................................       (3,024,387)              34,069
   Production.......................................................................       (1,476,498)             (56,463)
                                                                                         ------------           ----------

Balance September 30, 1999..........................................................       15,245,184              452,980
                                                                                         ============           ==========


                              RESOURCE ENERGY, INC.
              (A Wholly-Owned Subsidiary of Resource America, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 6 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) - (Continued)

         Presented below is the standardized measure of discounted future net cash flows and changes therein relating to proved developed oil and gas reserves. The estimated future production is priced at fiscal year-end prices. The resulting estimated future cash inflows are reduced by estimated future costs to develop and produce the proved developed reserves based on fiscal year-end cost levels. The future net cash flows are reduced to present value amounts by applying a 10% discount factor.

                                                                                         Years Ended September 30,
                                                                                  -------------------------------------
                                                                                     1999           1998         1997
                                                                                  --------       ---------    ---------
                                                                                                (in thousands)

Future cash inflows..........................................................     $ 49,594       $  50,977    $  42,634
   Future production and development costs...................................      (24,818)        (24,530)     (21,585)
   Future income tax expense.................................................       (4,848)         (4,502)      (2,740)
                                                                                  --------       ---------    ---------
Future net cash flows........................................................       19,928          21,945       18,309
   Less 10% annual discount for estimated timing of cash flows...............       (8,589)        (10,251)      (8,186)
                                                                                  --------       ---------    ---------
Standardized measure of discounted future net cash flows.....................     $ 11,339       $  11,694    $  10,123
                                                                                  ========       =========    =========

         The following table summarizes the changes in the standardized measure of discounted future net cash flows from estimated production of proved developed oil and gas reserves after income taxes.
                                                                                         Years Ended September 30,
                                                                                  -------------------------------------
                                                                                     1998            1997         1996
                                                                                  ----------     ----------   ---------
                                                                                                (in thousands)

Balance, beginning of year...................................................     $ 11,694       $  10,123    $   8,349
  Increase (decrease) in discounted future net cash flows:
   Sales and transfers of oil and gas net of related costs...................       (2,661)         (2,822)      (2,411)
   Net changes in prices and production costs................................        1,096             171          512
   Revisions of previous quantity estimates..................................       (1,909)            597        2,483
   Extensions, discoveries, and improved recovery less related costs.........            -             194           10
   Purchases of reserves in-place............................................        1,321           1,549        1,474
   Sales of reserves in-place, net of tax effect.............................            -             (30)          (1)
   Accretion of discount.....................................................        1,399           1,012          997
   Net change in future income taxes.........................................         (195)         (1,012)         (14)
   Other.....................................................................          594           1,912       (1,276)
                                                                                  --------       ---------    ---------
Balance, end of year.........................................................     $ 11,339       $  11,694    $  10,123
                                                                                  ========       =========    =========

NOTE 7 - SUBSEQUENT EVENT

         The Company sold its gas gathering and transmission facilities to Atlas Pipeline Partners, L.P., a newly formed master limited partnership. Atlas Pipeline Partners, L.P. was formed by subsidiaries of RAI. In connection with the sale of its gas gathering and transmission facilities, the Company entered into a master gas gathering agreement with the Partnership, whereby, the Company together with the two other subsidiaries of RAI, will be obligated to pay a fee ranging from the greater of $.35 per mcf or $.40 per mcf and 16% of the gross sales price of the natural gas transported.

                              RESOURCE ENERGY, INC.
              (A Wholly-Owned Subsidiary of Resource America, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 7 - SUBSEQUENT EVENT - (Continued)

         In connection with the sale of its gas gathering and transmission facilities, the Company, together with two other subsidiaries of RAI, has signed an omnibus agreement with Atlas Pipeline Partners, L.P., requiring them to:

         o Connect wells within 2,500 feet of one of Atlas Pipeline Partners, L.P.'s gathering systems to that system;

         o Drill and connect a minimum of 225 wells to Atlas Pipeline Partners, L.P.'s gathering systems before 2003;

         o Provide Atlas Pipeline Partners, L.P. with construction financing for new gathering systems or gathering system extensions of $1.5 million per year for five years.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ATLAS PIPELINE PARTNERS, L.P. (Registrant)
April 25, 2000                   By:  /s/ Edward E. Cohen
                                      -------------------
                                 Chairman of the Managing Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 31, 1999.


/s/ Edward E. Cohen                     Chairman of the Managing Board
------------------------------------
EDWARD E. COHEN

/s/ Jonathan Z. Cohen                   Vice Chairman of the Managing Board
------------------------------------
JONATHAN Z. COHEN

/s/ Tony C. Banks                       President and Managing Board Member
------------------------------------
TONY C. BANKS

/s/ Michael L. Staines                  Chief Operating Officer, Secretary and
------------------------------------    Managing Board Member
MICHAEL L. STAINES

/s/ William R. Seiler                   Vice President and Controller
------------------------------------
WILLIAM R. SEILER

/s/ Jeffrey C. Simmons                  Vice President
------------------------------------
JEFFREY C. SIMMONS

/s/ Frank P. Carolas                    Vice President
------------------------------------
FRANK P. CAROLAS

/s/ Nancy J. McGurk                     Chief Accounting Officer
------------------------------------
NANCY J. McGURK

/s/ William R. Bagnell                  Managing Board Member
------------------------------------
WILLIAM R. BAGNELL

/s/ George C. Beyer, Jr.                Managing Board Member
------------------------------------
GEORGE C. BEYER, JR.

/s/ William P. Nicoletti                Managing Board Member
------------------------------------
WILLIAM P. NICOLETTI