Form 10-Q
period 2000-03-31
ATLAS PIPELINE PARTNERS LP
filed 2000-05-10
CIK 1092914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from ________ to _________

                         Commission file number: 0-4408


                          ATLAS PIPELINE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

         Delaware                                            23-3011077
         --------                                            ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

               311 Rouser Road, Moon Township, Pennsylvania 15108
                    (Address of principal executive offices)
                                   (Zip code)

                                 (412) 262-2830
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]

        As of May 9, 2000, there were outstanding 1,500,000 Common Units and 1,641,026 Subordinated Units

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q


PART I.       FINANCIAL INFORMATION                                                                                PAGE
                                                                                                                   ----

Item 1.       Financial Statements

              Consolidated and Combined Balance Sheets as of March 31, 2000 (Unaudited)
                and December 31, 1999 (Predecessor).................................................................      3

              Consolidated and Combined Statements of Income for the period from January 28, 2000
                (Commencement of Operations) to March 31, 2000 (Partnership) and for the periods
                January 1, 2000 to January 27, 2000, January 1, 1999 to March 31, 1999 (Predecessor)
                (Unaudited).........................................................................................      4

              Consolidated and Combined Statements of Cash Flow for the period from January 28, 2000
                (Commencement of Operations) to March 31, 2000 (Partnership) and for the periods
                January 1, 2000 to January 27, 2000, January 1, 1999 to March 31, 1999 (Predecessor)
                (Unaudited).........................................................................................      5

              Consolidated Statement of Partners' Capital (Deficit) for the period from January 28, 2000
                (Commencement of Operations) to March 31, 2000 (Unaudited)..........................................      6

              Notes to Consolidated and Combined Financial Statements (Unaudited)...................................      7

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations...........................................................................     11

Item 3.       Quantitative and Qualitative Disclosures About Market Risk............................................     13

PART II.      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds.............................................................     14

Item 6.       Exhibits..............................................................................................     14

SIGNATURES    ......................................................................................................     15

                                     PART I
ITEM 1. FINANCIAL STATEMENTS



                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                    CONSOLIDATED AND COMBINED BALANCE SHEETS

                                                                                         Partnership        Predecessor
                                                                                        -------------       ------------
                                                                                           March 31,        December 31,
                                                                                             2000              1999
                                                                                        -------------       ------------
                                                                                          (Unaudited)
                                    ASSETS

Current Assets:
     Cash and cash equivalents......................................................    $     120,100       $       3,500
     Accounts receivable - affiliates...............................................          914,200             373,800
     Prepaid expenses...............................................................           64,700                   -
                                                                                        -------------       -------------
       Total current assets.........................................................        1,099,000             377,300

Property and Equipment:
     Gas gathering and transmission facilities......................................       17,925,900          16,744,100
     Less - accumulated depreciation................................................       (2,110,600)         (1,858,200)
                                                                                        -------------       -------------
       Net property and equipment...................................................       15,815,300          14,885,900

Goodwill (net of accumulated amortization of $132,000 and $110,000).................        2,458,000           2,480,000
                                                                                        -------------       -------------
                                                                                        $  19,372,300       $  17,743,200
                                                                                        =============       =============


                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current Liabilities:
   Accounts payable and accrued liabilities.........................................    $       1,100       $      33,100
   Advances from parent.............................................................                -          12,969,700
   Distribution payable.............................................................          946,800                   -
                                                                                        -------------       -------------
       Total current liabilities....................................................          947,900          13,002,800

Combined equity.....................................................................                -           4,740,400

Partners' Capital (Deficit):
   Common unitholders 1,500,000 units outstanding...................................    $  17,699,200       $           -
   Subordinated unitholders 1,641,026 units outstanding.............................          743,900                   -
   General partner..................................................................          (18,700)                  -
                                                                                        -------------       -------------
       Total partners' capital......................................................       18,424,400                   -
                                                                                        -------------       -------------
                                                                                        $  19,372,300       $  17,743,200
                                                                                        =============       =============

    See accompanying notes to consolidated and combined financial statements

                          ATLAS PIPELINE PARTNERS, L.P.
                 CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                    Partnership                      Predecessor
                                                                ------------------     --------------------------------------
                                                                     For the
                                                                    Period from
                                                                January 28, 2000            For the               For the
                                                                (Commencement             Period from           Period from
                                                                  of Operations)        January 1, 2000       January 1, 1999
                                                                       to                     to                    to
                                                                 March 31, 2000        January 27, 2000       March 31, 1999
                                                                ---------------        ----------------       ---------------
Revenues:
   Transportation and compression revenue.......................  $    1,140,200        $    330,000          $    712,200
   Other income.................................................           9,700                   -                     -
                                                                  --------------        ------------          ------------
     Total revenues.............................................       1,149,900             330,000               712,200

Costs and expenses:
   Transportation and compression...............................         126,300              44,700               133,300
   General and administrative...................................          67,900              40,600                91,300
   Property tax.................................................           1,100                 800                     -
   Interest expense.............................................               -              36,200                76,300
   Depreciation and amortization................................         189,000              86,900               139,100
                                                                  --------------        ------------          ------------
     Total costs and expenses...................................         384,300             209,200               440,000

Income from operations..........................................         765,600             120,800               272,200
Provision for income taxes......................................               -              48,300               108,800
                                                                  --------------        ------------          ------------
Net income......................................................  $      765,600        $     72,500          $    163,400
                                                                  ==============        ============          ============

Net income - limited partners...................................  $      750,300
                                                                  ==============

Net income - general partner....................................  $       15,300
                                                                  ==============

Basic and diluted net income per limited partner unit...........  $          .24
                                                                  ==============

Weighted average units outstanding..............................       3,141,026
                                                                  ==============

    See accompanying notes to consolidated and combined financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                   Partnership                      Predecessor
                                                                ----------------       --------------------------------------
                                                                     For the
                                                                   Period from
                                                                January 28, 2000            For the               For the
                                                                (Commencement             Period from           Period from
                                                                  of Operations)        January 1, 2000       January 1, 1999
                                                                       to                     to                    to
                                                                 March 31, 2000        January 27, 2000       March 31, 1999
                                                                ----------------       ----------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income......................................................  $      765,600        $    72,500           $     163,400
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization................................         189,000             86,900                 139,100
Change in operating assets and liabilities:
   (Increase) decrease in accounts receivable-affiliates and
     prepaid expenses...........................................        (978,900)             1,600                  21,700
   Increase (decrease) in accounts payable and
     accrued liabilities........................................           1,100            (33,100)                (12,400)
                                                                  --------------        ------------          -------------
   Net cash provided by (used in) operating activities..........         (23,200)           127,900                 311,800

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of debt.................................................     (12,810,900)                  -                      -
Acquisition of gathering systems................................      (3,824,200)                  -                      -
Capital expenditures............................................        (606,600)           (164,200)              (227,900)
                                                                  --------------        ------------          -------------
   Cash used in investing activities............................     (17,241,700)           (164,200)              (227,900)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from initial public offering.......................      18,135,000                   -                      -
Payment of formation costs......................................        (750,000)                  -                      -
Advances from (to) parent.......................................               -              38,100                (87,500)
                                                                  --------------        ------------          -------------
   Cash provided by (used in) financing activities..............      17,385,000              38,100                (87,500)
Increase (decrease) in cash and cash equivalents................         120,100               1,800                 (3,600)
Cash and cash equivalents, beginning of period..................               -               3,500                  9,000
                                                                  --------------        ------------          -------------
Cash and cash equivalents, end of period........................  $      120,100        $      5,300          $       5,400
                                                                  ==============        ============          =============

    See accompanying notes to consolidated and combined financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
        FOR THE PERIOD FROM JANUARY 28, 2000 (COMMENCEMENT OF OPERATIONS)
                                TO MARCH 31, 2000
                                   (Unaudited)

                                                 Number of Limited                                                        Total
                                                   Partner Units                                                        Partners'
                                            -------------------------                                     General        Capital
                                              Common     Subordinated      Common        Subordinated     Partner       (Deficit)
                                            ---------------------------------------------------------------------------------------
Balance at commencement of operations
   January 28, 2000.......................            -             -   $           -   $           -    $        -   $           -
Issuance of units to public...............    1,500,000             -      18,135,000               -             -      18,135,000
Contribution of net assets of Predecessor.            -     1,641,026               -      21,333,300             -      21,333,300
Distribution at time of formation.........            -             -               -     (20,112,700)            -     (20,112,700)
Payment of offering expenses..............            -             -        (352,500)       (382,400)      (15,100)       (750,000)
Distribution payable......................            -             -        (443,100)       (484,800)      (18,900)       (946,800)
Net income................................            -             -         359,800         390,500        15,300         765,600
                                              ---------     ---------   -------------   -------------    ----------  --------------
Balance at March 31, 2000.................    1,500,000     1,641,026   $  17,699,200   $     743,900    $  (18,700) $   18,424,400
                                              =========     =========   =============   =============    ==========  ==============

    See accompanying notes to consolidated and combined financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - NATURE OF OPERATIONS

The Partnership

         Atlas Pipeline Partners, L.P. ("the Partnership") is a Delaware limited partnership formed in May 1999 to acquire, own and operate natural gas gathering systems theretofore owned by Atlas America, Inc. ("Atlas"), Viking Resources Corporation ("VRC") and Resource Energy, Inc. ("REI") ("the Predecessor"), all of which are wholly-owned subsidiaries of Resource America, Inc. ("RAI" or "Parent").

         The accompanying financial statements and related notes present the Partnership's consolidated financial position as of March 31, 2000 and the results of its operations, cash flows and changes in partners' capital for the period from commencement of operations on January 28, 2000 to March 31, 2000. All material intercompany transactions and accounts have been eliminated. The combined financial statements of the Predecessor are for the periods indicated and are presented for comparative purposes.

         These consolidated and combined financial statements and notes thereto for interim periods are unaudited except for the Predecessor combined balance sheet as of December 31, 1999. However, in the opinion of management, these financial statements reflect all adjustments necessary for a fair presentation of the results for the periods presented. Results for interim periods are not indicative of results for a full year.

Initial Public Offering and Concurrent Transactions

         On January 28, 2000, the Partnership completed its initial public offering (the "IPO") of 1,500,000 common units ("Common Units") representing limited partner interests in the Partnership at a price of $13.00 per unit. The Partnership used the $18.1 million of gross proceeds, after underwriters' commissions, from the IPO to acquire the gathering systems from the Predecessor and to pay certain formation costs.

         Consistent with guidance provided by the Emerging Issues Task Force in Issue no. 87-21 "Change of Accounting Basis in Master Limited Partnership Transactions", the Partnership maintained the historical gas gathering and transmission facilities cost of $17.3 million, which was the carrying value of those assets by the Predecessor.

Partnership Structure and Management

         The Partnership's operations are conducted through subsidiary entities whose equity interests are owned by an operating partnership ("the Operating Partnership"). On a consolidated basis, the General Partner, Atlas Pipeline Partners GP, Inc. (a wholly-owned subsidiary of RAI), owns a 2% general partner interest in the consolidated Pipeline operations. The remaining 98% is owned by limited partner interests of which 47% consists of Common Units and 51% consists of Subordinated Units. Through the ownership of these interests, the General Partner will effectively manage and control both the Partnership and the Operating Partnership.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                                   (Unaudited)


NOTE 1 - NATURE OF OPERATIONS - (Continued)

Analysis of Pro Forma Results of Operations

         The pro forma information presented below for the three months ended March 31, 2000 and 1999, was derived from the historical consolidated financial statements of the Partnership from the commencement of operations on January 28, 2000 through March 31, 2000 and from the historical combined financial statements of the Predecessor for the periods from January 1, 2000 through January 27, 2000 and January 1, 1999 through March 31, 1999. The pro forma information reflects the following pro forma adjustments to the historical results of operations as if the Partnership had been formed on January 1, 1999:

         (i) increasing revenues to the amount which would have been earned under the master natural gas gathering agreement,

         (ii)  removing interest on debt of the Predecessor and

         (iii) eliminating income tax expense as income taxes will be borne by the partners and not the Partnership.

         For the three months ended March 31, 2000 and 1999, the pro forma total revenues would have been approximately $1,691,000 and $1,553,000, respectively. For the three months ended March 31, 2000 and 1999, the pro forma net income would have been approximately $1,143,000 and $1,013,000 and net income per limited partner unit would have been $.36 and $.32, respectively.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries. All material intercompany transactions have been eliminated.

Use of Estimates

         Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                                   (Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Impairment of Long-Lived Assets

         The Partnership reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset's estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.

Goodwill

         Goodwill is associated with the Partnership's purchase of the gas gathering assets of Atlas and is being amortized over a period of 30 years, using the straight-line method.

Federal Income Taxes

         The Partnership is a limited partnership. As a result, the Partnership's income for federal income tax purposes will be included in the tax returns of the individual partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership. The Predecessor files a consolidated federal income tax return with its ultimate parent, RAI. Federal and state taxes are reflected as if the Predecessor filed on a separate company basis utilizing an effective federal tax rate of 34%.

Revenue Recognition

         Revenues are recognized at the time the natural gas is transmitted through the gathering systems.

Fair Value of Financial Instruments

         For cash and cash equivalents, receivable and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Net Income Per Unit

         There is no difference between basic and diluted net income per limited partner unit since there are no potential units outstanding. Net income per limited partner unit is determined by dividing net income, after deducting the General Partner's 2% interest, by the weighted average number of outstanding common units and subordinated units (a total of 3,141,026 units as of March 31, 2000).

Comprehensive Income

         The Partnership is subject to the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130). SFAS 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income and its components. Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income". The Partnership has no material elements of comprehensive income, other than net income, to report.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                                   (Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Cash Flow Statements

         For purposes of the statement of cash flows, all highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents.

Supplemental Disclosure of Cash Flow Information

         Information for the three months ended March 31, 2000 and 1999 is as follows:

                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                              ---------------------------
                                                                                                   2000           1999
                                                                                              -------------   -----------
Cash paid for:
     Interest...............................................................................  $       36,200  $    76,300
                                                                                              ==============  ===========
     Income taxes...........................................................................  $       38,200  $    82,700
                                                                                              ==============  ===========

Non-cash activities:
     Issuance of subordinated units in exchange for gas gathering and
       transmission facilities..............................................................  $   21,333,300  $         -
                                                                                              ==============  ===========

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts Receivable - Affiliates

         The Partnership is affiliated with Atlas, VRC and REI ("Affiliates") which are subsidiaries of RAI and limited partnerships controlled by RAI. The Partnership is dependent upon the resources and services provided by RAI and these Affiliates. Accounts receivable-affiliates represents the net balance due from these affiliates for gas transported through the gathering systems, net of reimbursements of Partnership costs and expenses paid by these Affiliates.

         The Partnership does not directly employ any persons to manage or operate its business. These functions are provided by employees of RAI and the General Partner does not receive a management fee or other compensation in connection with its management of the Partnership. The Partnership reimburses the General Partner for all direct and indirect costs of services provided, including the cost of employees, officer and managing board member compensation and benefits properly allocable to the Partnership, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. The partnership agreement provides that the General Partner will determine the expenses that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. Total costs reimbursed to the General Partner by the Partnership were approximately $55,000 for the period from January 28, 2000 to March 31, 2000. Such costs include allocated personnel costs (such as salaries and employee benefits) of the personnel providing such services and out-of-pocket expenses related to the provision of such services.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                                   (Unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS - (Continued)

Credit Facility

         Atlas has agreed to provide the Partnership with financing for the cost of constructing new gathering system expansions for a period of five years, on a stand-by basis. If the Partnership chooses to use this stand-by commitment, the financing will be provided through the issuance of common units to Atlas. The number of units issued will be based upon the construction costs advanced and the fair value of the units at the time of such advances. The commitment is for a maximum of $1.5 million in any contract year.

NOTE 4 - DISTRIBUTION DECLARED

         On March 21, 2000, the Partnership declared a cash distribution of $0.2954 per unit on its outstanding common and subordinated units. The distribution represents the minimum quarterly distribution for the 64-day period from January 28, 2000 (commencement of operations) through March 31, 2000. The $946,800 distribution is payable on May 10, 2000 to unit holders of record on March 31, 2000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

         WHEN USED IN THIS FORM 10-Q, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

         The Predecessor's operations consist of gathering systems owned by RAI through its subsidiary, REI and beginning with their acquisitions on September 28, 1998 and August 31, 1999, gathering systems owned through Atlas and VRC, respectively. The gathering systems gather natural gas from wells in Eastern Ohio, Western New York, and Western Pennsylvania and transport the natural gas primarily to public utility pipelines. To a lesser extent, the gathering systems transport natural gas to end-users. The historical results of operations discussed below are derived from the historical financial statements of the Predecessor. The Predecessor's operations were acquired by the Partnership at the close of the initial public offering. Since historical results of operations of the Predecessor include VRC only from its date of purchase, and revenues were based on lower rates than those earned under the master natural gas gathering agreement, results of operations for the three months ended March 31, 2000 are not comparable to the similar prior year period.

RESULTS OF OPERATIONS

         In comparing the three months ended March 31, 2000 to the three months ended March 31, 1999, the Partnership and Predecessor periods for the current fiscal quarter have been combined.

Three Months Ended March 31, 2000 as Compared to Three Months Ended March 31,
1999

         Revenues. Transportation revenues were $1,470,200 in the three months ended March 31, 2000, an increase of $758,000 (106%) from $712,200 in the three months ended March 31, 1999 due to an 18% increase in volumes transported and a 75% increase in the average transportation rate. Transportation volumes were favorably impacted by the acquisition of VRC in August 1999. Without the addition of VRC, transportation revenues would have been $1,146,300 in the three months ended March 31, 2000, resulting in an overall increase of $434,100 (61%) compared to the three months ended March 31, 1999. Average daily volumes transported would have been 31,060 mcf for the three months ended March 31, 2000, a 12% decrease compared to the three months ended March 31, 1999. Gross margin (revenues less direct expenses of transportation, operation and maintenance) was $1,299,200 for the three months ended March 31, 2000, an increase of $720,300 from the $578,900 reported for the same period in 1999. The gross margin percentage was 88% for the three months ended March 31, 2000 as compared to 81% for the three months ended March 31, 1999. This increase is the result of the higher transportation rates earned by the Partnership under the master natural gas gathering agreement.

         Other income of $9,700 consists of interest earned on funds temporarily invested.

         Expenses. Transportation and compression expense was $171,000 in the three months ended March 31, 2000, an increase of $37,700 (28%) from $133,300 in the three months ended March 31, 1999, due to an increase in compressor repairs.

         General and administrative expense increased to $108,500 in the three months ended March 31, 2000 from $91,300 in the three months ended March 31, 1999, an increase of $17,200 (19%), a result of expenses related to the operations of the Partnership as a public entity.

         Interest expense decreased to $36,200 in the three months ended March 31, 2000, a decrease of $40,100 (53%) from $76,300 in the three months ended March 31, 1999, a result of the payoff of the advance from parent upon completion of the IPO.

         Depreciation and amortization expense increased to $275,900 in the three months ended March 31, 2000, an increase of $136,800 (98%) from $139,100 in the three months ended March 31, 1999 as a result of additional depreciation on gathering system extensions.

Liquidity and Capital Resources

         The Partnership is required to distribute, within 45 days of the end of each quarter, all of its available cash for that quarter. For each quarter during the subordination period, to extent there is sufficient cash available, the Common Unit holders have the right to receive a minimum quarterly distribution ("MQD") of $.42 per unit.

         Quarterly distributions will be made from operating surplus or capital surplus. Operating surplus equals cash and cash equivalents on hand at the date the Partnership began operations, plus cash received, less operating expenses, debt payments, capital expenditures and reserves. Upon twelve consecutive quarters in which operating surplus equals or exceeds the MQD, the Subordinated Units will be converted to Common Units. The operating surplus for the period January 28, 2000 (commencement of operations) to March 31, 2000 is as follows:

Cash and cash equivalents, January 28, 2000.....................  $   750,000
   Cash receipts................................................        9,700
   Operating expenses (cash basis)..............................     (193,000)
   Capital expenditures (cash basis)............................     (446,600)
                                                                  -----------

Cash and cash equivalents, March 31, 2000.......................  $   120,100
   Reserves.....................................................     (120,100)
                                                                  -----------
Operating surplus...............................................  $         0
                                                                  ===========

         As of March 31, 2000, the Partnership had not received any cash for the natural gas volumes transported because of an average lag time of 2.5 months between the transportation of volumes and the cash receipt for those volumes. In future quarters, the Partnership will receive three months of transportation revenues and anticipates that the Partnership will generate sufficient operating surplus, on a quarterly basis, to achieve the MQD and the conversion of the Subordinated Units to Common Units.

         Net cash provided by operating activities decreased $207,100 in the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 due to the lag in cash receipts discussed above partially offset by an increase in net income before depreciation. Net cash used in investing activities increased $17.2 million in the three months ended March 31, 2000 as compared to March 31, 1999, a result of the payment of debt associated with the acquisition of the gathering system and an increase in capital expenditures associated with gathering system extensions. Net cash provided by financing activities increased $17.5 million in the three months ended March 31, 2000 as compared to March 31, 1999, a result of net proceeds received in the IPO.

Inflation and Changes in Prices

         Inflation affects the operating expenses of the gathering systems. Increases in those expenses are not necessarily offset by increases in transportation rates that the Partnership is able to charge. The value of the gathering systems has been and will continue to be affected by changes in natural gas prices. Natural gas prices are subject to fluctuations, which we are unable to control or accurately predict.

Environmental Regulation

     A continued trend to greater environmental and safety awareness and increasing environmental regulation has resulted in higher operating costs for the oil and gas industry and our gathering operations. The Predecessor has monitored the compliance of our gathering systems with environmental and safety laws and believe they are in compliance with such laws. To date, compliance with environmental laws has not had a material impact on the capital expenditures, earnings or competitive position of the gathering systems. We believe, however, that environmental and safety costs will increase in the future. There can be no assurance that compliance with such laws will not have material impact upon the Partnership the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         All of the Predecessor's transactions were, and all of the Partnership's transactions are, denominated in U.S. dollars, and as a result, does not have material exposure to currency exchange-rate risks.

         The Predecessor did not, and the Partnership does not, engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions.

PART II.   OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

         On January 28, 2000, the Partnership completed its initial public offering, which was underwritten by Friedman, Billing, Ramsey and McDonald Investments, Inc. The Partnership sold 1,500,000 common units in the IPO. The public offering price was $13.00 per common unit, and the underwriting discount was $.91 per common unit. The proceeds from the offering to the Partnership, after deducting the underwriting discount but before deducting expenses associated with the offering, were approximately $18.1 million. Concurrently with the closing of the IPO, the Partnership issued 1,641,026 subordinated units to the General Partner.

         The Partnership used the $18.1 million from the IPO to (i) pay approximately $750,000 in fees and expenses incurred in connection with the IPO,
(ii) payoff $12.8 million of debt associated with the gathering systems, and
(iii) pay the General Partner $3.8 million for the purchase of the remaining gas gathering assets. The Partnership retained approximately $750,000 for working capital and other general corporate purposes.

ITEM 6.  Exhibits And Reports On Form 8-K


         (a)  Exhibits:

              27   Financial Data Schedule.

         (b)  Reports on Form 8-K:  None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ATLAS PIPELINE PARTNERS, L.P.
                                (Registrant)



Date:  May 10, 2000            By:      /s/  Tony C. Banks
                                        --------------------------------------
                                        TONY C. BANKS
                                        President

Date:  May 10, 2000            By:      /s/  Michael L. Staines
                                        --------------------------------------
                                        MICHAEL L. STAINES
                                        Chief Operations Officer and Secretary

Date:  May 10, 2000            By:      /s/  William Seiler
                                        --------------------------------------
                                        WILLIAM SEILER
                                        Vice President and Controller

Date:  May 10, 2000            By:      /s/  Nancy J. McGurk
                                        --------------------------------------
                                        NANCY J. McGURK
                                        Chief Accounting Officer