Form 10-Q
period 2000-06-30
ATLAS PIPELINE PARTNERS LP
filed 2000-08-15
CIK 1092914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to___________

                         Commission file number: 1-4998


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

                              Yes [X]    No [ ]

      As of August 11, 2000, there were outstanding 1,500,000 Common Units and 1,641,026 Subordinated Units

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q


PART I.     FINANCIAL INFORMATION                                                                                     PAGE
                                                                                                                      ----

Item 1.     Financial Statements

            Consolidated and Combined Balance Sheets as of June 30, 2000 (Partnership) (Unaudited)
              and December 31, 1999 (Predecessor).................................................................      3

            Consolidated and Combined Statements of Income for the three months ended June 30, 2000
              (Partnership) and the three months ended June 30, 1999 (Predecessor)(Unaudited).....................      4

            Consolidated and Combined Statements of Income for the period from January 28, 2000
              (Commencement of Operations) to June 30, 2000 (Partnership) and for the periods
              January 1, 2000 to January 27, 2000, January 1, 1999 to
              June 30, 1999 (Predecessor) (Unaudited).............................................................      5

            Consolidated and Combined Statements of Cash Flow for the period from January 28, 2000
              (Commencement of Operations) to June 30, 2000 (Partnership) and for the periods
              January 1, 2000 to January 27, 2000, January 1, 1999 to
              June 30, 1999 (Predecessor) (Unaudited).............................................................      6

            Consolidated Statement of Partners' Capital (Deficit) for the period from January 28, 2000
              (Commencement of Operations) to June 30, 2000 (Unaudited)...........................................      7

            Notes to Consolidated and Combined Financial Statements (Unaudited)...................................      8

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations...........................................................................     12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk............................................     15

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K......................................................................     16

SIGNATURES  ......................................................................................................     16

                                     PART I
ITEM 1. FINANCIAL STATEMENTS



                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                    CONSOLIDATED AND COMBINED BALANCE SHEETS

                                                                                         Partnership         Predecessor
                                                                                        -------------       -------------
                                                                                           June 30,         December 31,
                                                                                             2000               1999
                                                                                        -------------       -------------
                                                                                         (Unaudited)
                  ASSETS

Current assets:
     Cash and cash equivalents......................................................    $     816,200       $       3,500
     Accounts receivable - affiliates...............................................          807,000             373,800
     Prepaid expenses...............................................................           54,200                   -
                                                                                        -------------       -------------
       Total current assets.........................................................        1,677,400             377,300

Property and equipment:
     Gas gathering and transmission facilities......................................       18,107,200          16,744,100
     Less - accumulated depreciation................................................       (2,414,800)         (1,858,200)
                                                                                        -------------       --------------
       Net property and equipment...................................................       15,692,400          14,885,900

Goodwill (net of accumulated amortization of $153,600 and $110,000).................        2,436,400           2,480,000
                                                                                        -------------       -------------
                                                                                        $  19,806,200       $  17,743,200
                                                                                        =============       =============
                  LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable and accrued liabilities.........................................    $      25,000       $      33,100
   Advances from parent.............................................................                -          12,969,700
   Distribution payable.............................................................          675,000                   -
                                                                                        -------------       -------------
       Total current liabilities....................................................          700,000          13,002,800

Combined equity.....................................................................                -           4,740,400

Partners' capital (deficit):
   Common unitholders 1,500,000 units outstanding...................................       17,794,700                   -
   Subordinated unitholders 1,641,026 units outstanding.............................        1,326,200                   -
   General partner..................................................................          (14,700)                  -
                                                                                        -------------       -------------
       Total partners' capital......................................................       19,106,200                   -
                                                                                        -------------       -------------
                                                                                        $  19,806,200       $  17,743,200
                                                                                        =============       =============




    See accompanying notes to consolidated and combined financial statements

                          ATLAS PIPELINE PARTNERS, L.P.
                 CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                   Partnership                Predecessor
                                                                                  -------------              -------------
                                                                                  Three Months               Three Months
                                                                                      Ended                      Ended
                                                                                  June 30, 2000              June 30, 1999
                                                                                  -------------              -------------
Revenues:
   Transportation and compression revenue.......................................  $   2,294,200               $    878,600
   Other income.................................................................          1,200                          -
                                                                                  -------------               ------------
     Total revenues.............................................................      2,295,400                    878,600

Costs and expenses:
   Transportation and compression...............................................        218,900                    157,100
   General and administrative...................................................        110,600                     91,000
   Property tax.................................................................            900                      3,700
   Interest expense.............................................................              -                    101,700
   Depreciation and amortization................................................        325,700                    123,900
                                                                                  -------------               ------------
     Total costs and expenses...................................................        656,100                    477,400
                                                                                  -------------               ------------
Income from operations..........................................................      1,639,300                    401,200
Provision for income taxes......................................................              -                    160,500
                                                                                  -------------               ------------
Net income......................................................................  $   1,639,300               $    240,700
                                                                                  =============               ============
Net income - limited partners...................................................  $   1,606,500
                                                                                  =============
Net income - general partner....................................................  $      32,800
                                                                                  =============
Basic and diluted net income per limited partner unit...........................  $         .51
                                                                                  =============
Weighted average units outstanding..............................................      3,141,026
                                                                                  =============








    See accompanying notes to consolidated and combined financial statements

                          ATLAS PIPELINE PARTNERS, L.P.
                 CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                   Partnership
                                                                ----------------
                                                                     For the                         Predecessor
                                                                    Period from        -------------------------------------
                                                                January 28, 2000            For the               For the
                                                                (Commencement             Period from           Period from
                                                                  of Operations)        January 1, 2000       January 1, 1999
                                                                       to                     to                    to
                                                                  June 30, 2000        January 27, 2000        June 30, 1999
                                                                 ---------------       ----------------        -------------
Revenues:
   Transportation and compression revenue.......................  $    3,434,400        $    330,000          $  1,590,800
   Other income.................................................          10,900                   -                     -
                                                                  --------------        ------------          ------------
     Total revenues.............................................       3,445,300             330,000             1,590,800

Costs and expenses:
   Transportation and compression...............................         345,200              44,700               290,400
   General and administrative...................................         178,500              40,600               182,300
   Property tax.................................................           2,000                 800                 3,700
   Interest expense.............................................               -              36,200               178,000
   Depreciation and amortization................................         514,700              86,900               263,000
                                                                  --------------        ------------          ------------
     Total costs and expenses...................................       1,040,400             209,200               917,400
                                                                  --------------        ------------          ------------
Income from operations..........................................       2,404,900             120,800               673,400
Provision for income taxes......................................               -              48,300               269,300
                                                                  --------------        ------------          ------------
Net income......................................................  $    2,404,900        $     72,500          $    404,100
                                                                  ==============        ============          ============
Net income - limited partners...................................  $    2,356,800
                                                                  ==============
Net income - general partner....................................  $       48,100
                                                                  ==============
Basic and diluted net income per limited partner unit...........  $          .75
                                                                  ==============
Weighted average units outstanding..............................       3,141,026
                                                                  ==============







    See accompanying notes to consolidated and combined financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                   Partnership
                                                                ----------------
                                                                     For the                         Predecessor
                                                                   Period from         -------------------------------------
                                                                January 28, 2000            For the               For the
                                                                (Commencement             Period from           Period from
                                                                  of Operations)        January 1, 2000       January 1, 1999
                                                                       to                     to                    to
                                                                  June 30, 2000        January 27, 2000        June 30, 1999
                                                                ----------------       ----------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income......................................................  $    2,404,900        $    72,500           $     404,100
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization................................         514,700             86,900                 263,000
Change in operating assets and liabilities:
   (Increase) decrease in accounts receivable-affiliates and
     prepaid expenses...........................................        (861,200)             1,600                 (36,300)
   Increase (decrease) in accounts payable and
     accrued liabilities........................................          25,000            (33,100)                 (1,000)
                                                                  --------------        ------------          -------------
   Net cash provided by operating activities....................       2,083,400            127,900                 629,800
                                                                  --------------        -----------           -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Payment of debt.................................................     (12,810,900)                  -                      -
Acquisition of gathering systems................................      (3,824,200)                  -                      -
Capital expenditures............................................        (787,800)           (164,200)              (610,000)
                                                                  --------------        ------------          -------------
   Net cash used in investing activities........................     (17,422,900)           (164,200)              (610,000)
                                                                  --------------        ------------          -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from initial public offering.......................      18,135,000                   -                      -
Payment of formation costs......................................        (750,000)                  -                      -
Distributions to partners.......................................      (1,229,300)                  -                      -
Advances from (to) parent.......................................               -              38,100                (25,800)
                                                                  --------------        ------------          -------------
   Net cash provided by (used in) financing activities..........      16,155,700              38,100                (25,800)
                                                                  --------------        ------------          -------------
Increase (decrease) in cash and cash equivalents................         816,200               1,800                 (6,000)
Cash and cash equivalents, beginning of period..................               -               3,500                  9,000
                                                                  --------------        ------------          -------------
Cash and cash equivalents, end of period........................  $      816,200        $      5,300          $       3,000
                                                                  ==============        ============          =============







    See accompanying notes to consolidated and combined financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
        FOR THE PERIOD FROM JANUARY 28, 2000 (COMMENCEMENT OF OPERATIONS)
                                TO JUNE 30, 2000
                                   (Unaudited)


                                                 Number of Limited                                                        Total
                                                   Partner Units                                                        Partners'
                                            ----------------------------                                   General       Capital
                                              Common     Subordinated       Common        Subordinated     Partner      (Deficit)
                                            ----------------------------------------------------------------------------------------
Balance at commencement of operations
   January 28, 2000.......................            -             -    $           -  $            -    $        -  $           -
Issuance of units ........................    1,500,000             -       18,135,000               -             -     18,135,000
Contribution of net assets of Predecessor.            -     1,641,026                -      21,333,300             -     21,333,300
Distribution at time of formation.........            -             -                -     (20,112,700)            -    (20,112,700)
Payment of offering expenses..............            -             -         (352,500)       (382,400)      (15,100)      (750,000)
Distribution to partners..................            -             -         (443,100)       (738,500)      (47,700)    (1,229,300)
Distribution payable......................            -             -         (675,000)              -             -       (675,000)
Net income................................            -             -        1,130,300       1,226,500        48,100      2,404,900
                                            -----------     ---------    -------------   -------------    ----------  -------------
Balance at June 30, 2000..................    1,500,000     1,641,026    $  17,794,700   $   1,326,200    $  (14,700) $  19,106,200
                                            ===========     =========    =============   =============    ==========  =============








    See accompanying notes to consolidated and combined financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - NATURE OF OPERATIONS

The Partnership

         Atlas Pipeline Partners, L.P. ("the Partnership") is a Delaware limited partnership formed in May 1999 to acquire, own and operate natural gas gathering systems theretofore owned by Atlas America, Inc. ("Atlas"), Viking Resources Corporation ("VRC") and Resource Energy, Inc. ("REI") ("the Predecessor"), all of which are wholly-owned subsidiaries of Resource America, Inc. ("RAI"or "Parent").

         The accompanying financial statements and related notes present the Partnership's consolidated financial position as of June 30, 2000 and the results of its operations, cash flows and changes in partners' capital for the period from commencement of operations on January 28, 2000 to June 30, 2000. All material intercompany transactions and accounts have been eliminated. The combined financial statements of the Predecessor are for the periods indicated and are presented for comparative purposes.

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

Initial Public Offering and Concurrent Transactions

         On January 28, 2000, the Partnership completed its initial public offering (the "IPO") of 1,500,000 common units ("Common Units") representing limited partner interests in the Partnership at a price of $13.00 per unit. The Partnership used the $18.1 million of proceeds, after underwriters' commissions, from the IPO to retire debt, acquire the gathering systems from the Predecessor and to pay certain formation costs.

         Consistent with guidance provided by the Emerging Issues Task Force in Issue no. 87-21 "Change of Accounting Basis in Master Limited Partnership Transactions", the Partnership maintained the historical gas gathering and transmission facilities cost of $17.3 million, which was the carrying value of those assets by the Predecessor.

Partnership Structure and Management

         The Partnership's operations are conducted through subsidiary entities whose equity interests are owned by an operating partnership ("the Operating Partnership"). The General Partner, Atlas Pipeline Partners GP, Inc. (a wholly-owned subsidiary of RAI), owns a 2% general partner interest in the consolidated pipeline operations. The remaining 98% is owned by limited partner interests of which 47% consists of Common Units and 51% consists of subordinated units ("Subordinated Units"). The holders of these Subordinated Units have different rights to participate in distributions and their rights are subordinated to the rights of the holders of common units. Through the ownership of these interests, the General Partner will effectively manage and control both the Partnership and the Operating Partnership.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                                   (Unaudited)


NOTE 1 - NATURE OF OPERATIONS - (Continued)

Analysis of Pro Forma Results of Operations

         The pro forma information presented for the six months ended June 30, 2000 and 1999, was derived from the historical consolidated financial statements of the Partnership from the commencement of operations on January 28, 2000 through June 30, 2000 and from the historical combined financial statements of the Predecessor for the periods from January 1, 2000 through January 27, 2000 and January 1, 1999 through June 30, 1999. The pro forma information reflects the following pro forma adjustments to the historical results of operations as if the Partnership had been formed on January 1, 1999:

         (i) increasing revenues to the amount which would have been earned under the master natural gas gathering agreement between the Partnership and Atlas which became effective at the completion of the IPO,
         (ii)  removing interest on debt of the Predecessor, and
         (iii) eliminating income tax expense as income taxes will be borne by the partners and not the Partnership.

         For the six months ended June 30, 2000 and 1999, the pro forma total revenues would have been approximately $3,986,400 and $2,431,600, respectively. For the six months ended June 30, 2000 and 1999, the pro forma net income would have been approximately $2,782,300 and $1,253,700 and net income per limited partner unit would have been $.87 and $.39, respectively.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated and combined financial statements follows.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Partnership and its substantially subsidiaries. All material intercompany transactions have been eliminated.

Use of Estimates

         Preparation of the consolidated and combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Property and Equipment

         Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Gas gathering and transmission facilities are depreciated over 15 or 25 years using the double declining balance and straight-line methods. Other equipment is depreciated over 5 to 10 years using the straight-line method.

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

Federal Income Taxes

         The Partnership is a limited partnership. As a result, the Partnership's income for federal income tax purposes is reportable on the tax returns of the individual partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership. The Predecessor filed a consolidated federal income tax return with its ultimate parent, RAI. Federal and state taxes are reflected as if the Predecessor filed on a separate company basis utilizing an effective federal tax rate of 34%.

Revenue Recognition

         Revenues are recognized at the time the natural gas is transmitted through the gathering systems.

Fair Value of Financial Instruments

         For cash and cash equivalents, receivable and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Net Income Per Unit

         There is no difference between basic and diluted net income per limited partner unit since there are no potentially dilutive units outstanding. Net income per limited partner unit is determined by dividing net income, after deducting the General Partner's 2% interest, by the weighted average number of outstanding Common Units and Subordinated Units (a total of 3,141,026 units as of June 30, 2000).

Comprehensive Income

         The Partnership is subject to the provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which requires disclosure of comprehensive income and its components. Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income". The Partnership has no material elements of comprehensive income, other than net income, to report.

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

Supplemental Disclosure of Cash Flow Information

         Information for the six months ended June 30, 2000 and 1999 is as follows:

                                                                                                     Six Months Ended
                                                                                              ---------------------------
                                                                                                         June 30,
                                                                                              ---------------------------
                                                                                                  2000            1999
                                                                                              -------------   -----------
Cash paid for:
     Interest...............................................................................  $       36,200  $   168,900
                                                                                              ==============  ===========
     Income taxes (Predecessor).............................................................  $       38,200  $   231,700
                                                                                              ==============  ===========

Non-cash activities:
     Issuance of subordinated units in exchange for gas gathering and
       transmission facilities..............................................................  $   21,333,300  $         -
                                                                                              ==============  ===========

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts Receivable - Affiliates

         The Partnership is affiliated with Atlas, VRC and REI ("Affiliates") which are subsidiaries of RAI. The Partnership is dependent upon the resources and services provided by RAI and these Affiliates. Accounts receivable-affiliates represents the net balance due from these affiliates for gas transported through the gathering systems, net of reimbursements of Partnership costs and expenses paid by these Affiliates.

         The Partnership does not currently directly employ any persons to manage or operate its business. These functions are provided by the General Partner and employees of RAI and/or its Affiliates who are retained by the General Partner. The General Partner does not receive a management fee or other compensation in connection with its management of the Partnership. The Partnership reimburses the General Partner for all direct and indirect costs of services provided, including the cost of employees, officer and managing board member compensation and benefits properly allocable to the Partnership, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. The partnership agreement provides that the General Partner will determine the expenses that are allocable to the Partnership in any reasonable manner determined by the General Partner at its sole discretion. Total costs reimbursed to the General Partner by the Partnership were approximately $89,000 for the period from January 28, 2000 to June 30, 2000.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

                                   (Unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS - (Continued)

Credit Facility

         Atlas has agreed to provide the Partnership with financing for the cost of constructing new gathering system expansions for a period of five years from January 28, 2000, on a stand-by basis. If the Partnership chooses to use this stand-by commitment, the financing will be provided through the issuance of Common Units to Atlas. The number of Common Units issued will be based upon the construction costs advanced and the fair value of the Common Units at the time of such advances. The commitment is for a maximum of $1.5 million in any contract year. As of June 30, 2000, no such advances have been made under this credit facility.

NOTE 4 - DISTRIBUTION DECLARED

         On June 20, 2000, the Partnership declared a cash distribution of $.45 per unit on its outstanding Common Units and Subordinated Units. The distribution represents the available cash flow for the three months ended June 30, 2000. The $675,000 distribution, was paid on August 10, 2000 to unit holders of record on June 30, 2000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

         WHEN USED IN THIS FORM 10-Q, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. THE RISKS AND UNCERTAINIES ARE DISCUSSED IN THE REGISTRATION STATEMENT FILED IN CONNECTION WITH OUR INITIAL PUBLIC OFFERING UNDER THE HEADING "RISK FACTORS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

         The Predecessor's operations consist of gathering systems owned by RAI through its subsidiary, REI, and, beginning with their acquisitions on September 28, 1998 and August 31, 1999, gathering systems owned through Atlas and VRC, respectively. The gathering systems gather natural gas from wells in Eastern Ohio, Western New York, and Western Pennsylvania and transport the natural gas primarily to public utility pipelines. To a lesser extent, the gathering systems transport natural gas to end-users. The historical results of operations discussed below are derived from the historical financial statements of the Predecessor. The Predecessor's operations were acquired by the Partnership at the close of the initial public offering. Since historical results of operations of the Predecessor include VRC only from its date of purchase, and revenues were based on lower rates than those earned under the master natural gas gathering agreement, results of operations for the three months and six months ended June 30, 2000 are not comparable to the similar prior year period.

RESULTS OF OPERATIONS

         The following table sets forth the average volumes transported, transportation rates and revenues received by the Partnership for the periods indicated:


                                                                  Three Months Ended                    Six Months Ended
                                                                       June 30,                             June 30,
                                                            --------------------------------   ---------------------------------
                                                                                    Percent                               Percent
                                                                2000        1999    Change        2000          1999      Change
                                                            -----------  ---------- --------   -----------  -----------   ------
Average daily throughput volumes (mcf) (1)................       45,036      36,363    24%          43,583       35,948      21%
Accrual adjustment .......................................       (1,023)        --                  (1,023)          --
                                                            -----------  ----------             ----------- -----------
Average daily paid volumes ...............................       44,013      36,363    21%          42,560       35,948      18%
                                                            -----------  ----------             ----------- -----------
Average transportation rate...............................  $       .57  $      .27   111%     $       .49  $       .25      96%
Total transportation and compression revenues.............  $ 2,294,200  $  878,600   161%     $ 3,764,400  $ 1,590,800     137%
                                                            ===========  ==========            ===========  ===========

-----------------
(1)  In units of 1,000 cubic feet ("mcf").


Three Months Ended June 30, 2000 as Compared to Three Months Ended June 30, 1999

         Revenues. Transportation volumes were favorably impacted by the acquisition of VRC in August 1999. Without the addition of VRC, transportation volumes would have been 37,446 mcf per day in the three months ended June 30, 2000, resulting in an overall increase of 1,083 mcf per day compared to the three months ended June 30, 1999. Transportation revenues would have been $1,888,700 for the three months ended June 30, 2000, resulting in an increase of $1,010,100 (115%) compared to the three months ended June 30, 1999. Gross margin (transportation revenues less direct expenses of transportation, operation and maintenance) was $2,075,300 for the three months ended June 30, 2000, an increase of $1,353,800 (188%) from the $721,500 reported for the same period in 1999. The gross margin percentage was 90% for the three months ended June 30, 2000 as compared to 82% for the three months ended June 30, 1999. The increase in transportation and compression revenues is the result of the higher transportation rates earned by the Partnership under the master natural gas gathering agreement ($1,016,900) and increased volumes ($398,700) due primarily to the acquisition of VRC.

         Other income of $1,200 consists of interest earned on funds temporarily invested.

         Cost and Expenses. Transportation and compression expense was $218,900 in the three months ended June 30, 2000, an increase of $61,800 (39%) from $157,100 in the three months ended June 30, 1999, due to an increase in compressor rent and repairs.

         General and administrative expense was $110,600 in the three months ended June 30, 2000, an increase of $19,600 (22%) from $91,000 in the three months ended June 30, 1999, a result of expenses related to the operations of the Partnership as a public entity.

         Interest expense in the three months ended June 30, 1999 was associated with advances from parent which were paid off upon completion of the Partnership's IPO.

         Depreciation and amortization expense was $325,700 in the three months ended June 30, 2000, an increase of $201,800 (163%) from $123,900 in the three months ended June 30, 1999 as a result of additional depreciation related to the acquisition of the VRC pipelines and gathering system extensions.

RESULTS OF OPERATIONS

         In comparing the six months ended June 30, 2000 to the six months ended June 30, 1999, the Partnership and Predecessor periods for the current fiscal period have been combined.

Six Months Ended June 30, 2000 as Compared to Six Months Ended June 30, 1999

         Revenues. Transportation volumes were favorably impacted by the acquisition of VRC in August 1999. Without the addition of VRC, transportation volumes would have been 34,057 mcf per day in the six months ended June 30, 2000, resulting in an overall decrease of $1,891 mcf per day compared to the six months ended June 30, 1999. Transportation revenues would have been $3,034,000 in the six months ended June 30, 2000, resulting in an increase of $1,443,200 (91%) compared to the six months ended June 30, 1999. Gross margin (transportation revenues less direct expenses of transportation, operation and maintenance) was $3,374,500 for the six months ended June 30, 2000, an increase of $2,074,100 (159%) from the $1,300,400 reported for the same period in 1999. The gross margin percentage was 90% for the six months ended June 30, 2000 as compared to 82% for the six months ended June 30, 1999. The increase in transportation and compression revenues is the result of the higher transportation rates earned by the Partnership under the master natural gas gathering agreement ($1,571,300) and increased volumes ($602,300) due primarily to the acquisition of VRC.

         Other income of $10,900 consists of interest earned on funds temporarily invested.

         Cost and Expenses. Transportation and compression expense was $389,900 in the six months ended June 30, 2000, an increase of $99,500 (34%) from $290,400 in the six months ended June 30, 1999, due to an increase in compressor rent and repairs.

         General and administrative expense was $219,100 in the six months ended June 30, 2000 an increase of $36,800 (20%) from $182,300 in the six months ended June 30, 1999, a result of expenses related to the operations of the Partnership as a public entity.

         Interest expense was $36,200 in the six months ended June 30, 2000, a decrease of $141,800 (80%) from $178,000 in the six months ended June 30, 1999, a result of the payoff of the advance from parent upon completion of the Partnership's IPO.

         Depreciation and amortization expense increased to $601,600 in the six months ended June 30, 2000, an increase of $338,600 (129%) from $263,000 in the six months ended June 30, 1999 as a result of additional depreciation on the cost of the VRC pipelines following their acquisition and gathering system extensions.

Liquidity and Capital Resources

         The Partnership is required to distribute, within 45 days of the end of each quarter, all of its available cash for that quarter. For each quarter during the subordination period, to the extent there is sufficient cash available, the Common Unit holders have the right to receive a minimum quarterly distribution ("MQD") of $.42 per unit.

         Quarterly distributions will be made from operating surplus or capital surplus. Operating surplus equals cash and cash equivalents on hand at the date the Partnership began operations, plus cash received, less operating expenses, debt payments, capital expenditures and reserves. After twelve consecutive quarters in which operating surplus equals or exceeds the MQD, the Subordinated Units will be converted to Common Units. The operating surplus for the quarter ended June 30, 2000 is as follows:

Cash and cash equivalents, April 1, 2000..................    $     120,100
   Cash receipts less operating expenses..................        1,037,300
   Capital expenditures...................................         (341,200)
                                                              -------------
Cash and cash equivalents, June 30, 2000..................          816,200
   Reserves...............................................         (141,200)
                                                              -------------
Operating surplus.........................................    $     675,000
                                                              =============

         The operating surplus does not include amounts due to the General Partner and Subordinated Unit holders which were netted out of amounts due the General Partner and, accordingly, were deemed to have been paid to the Partnership and subsequently distributed.

         Net cash provided by operating activities increased $1,581,500 in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 due to an increase in net income before depreciation partially offset by an increase in accounts receivable. Net cash used in investing activities increased $17.0 million in the six months ended June 30, 2000 as compared to June 30, 1999, a result of the payment of debt associated with the acquisition of the Partnership's gathering systems and an increase in capital expenditures associated with gathering system extensions. Net cash provided by financing activities increased $16.2 million in the six months ended June 30, 2000 as compared to June 30, 1999, a result of net proceeds received in the Partnership's IPO partially offset by the distribution of cash to partners.

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

Environmental Regulation

     A continued trend to greater environmental and safety awareness and increasing environmental regulation has resulted in higher operating costs for the oil and gas industry and the Partnership's gathering operations. The Predecessor has monitored the compliance of Partnership's gathering systems with environmental and safety laws and believe they are in compliance with such laws. To date, compliance with environmental laws has not had a material impact on the capital expenditures, earnings or competitive position of the gathering systems. The Partnership believes, however, that environmental and safety costs will increase in the future. There can be no assurance that compliance with such laws will not have material impact upon the Partnership in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         All of the Predecessor's transactions were, and all of the Partnership's transactions are, denominated in U.S. dollars and, as a result, the Partnership does not have material exposure to currency exchange-rate risks.

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


                                 ATLAS PIPELINE PARTNERS, L.P.
                                 (Registrant)



Date:  August 14, 2000           By:      /s/  Tony C. Banks
                                          --------------------------------------
                                          TONY C. BANKS
                                          President

Date:  August 14, 2000           By:      /s/  Michael L. Staines
                                          --------------------------------------
                                          MICHAEL L. STAINES
                                          Chief Operating Officer and Secretary

Date:  August 14, 2000           By:      /s/  William Seiler
                                          --------------------------------------
                                          WILLIAM SEILER
                                          Vice President and Controller

Date:  August 14, 2000           By:      /s/  Nancy J. McGurk
                                          --------------------------------------
                                          NANCY J. McGURK
                                          Chief Accounting Officer