Form 10-Q
period 2000-09-30
ATLAS PIPELINE PARTNERS LP
filed 2000-11-14
CIK 1092914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

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

                                Yes [X]    No [ ]

     As of November 10, 2000, there were outstanding 1,500,000 Common Units and 1,641,026 Subordinated Units

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q


PART I.       FINANCIAL INFORMATION
PAGE

Item 1.       Financial Statements

              Consolidated and Combined Balance Sheets as of September 30, 2000 (Partnership) (Unaudited)
                and December 31, 1999 (Predecessor).................................................................      3

              Consolidated and Combined Statements of Income for the three months ended September 30, 2000
                (Partnership) and the three months ended September 30, 1999 (Predecessor)(Unaudited)................      4

              Consolidated and Combined Statements of Income for the period from January 28, 2000
                (Commencement of Operations) to September 30, 2000 (Partnership) and for the periods
                January 1, 2000 to January 27, 2000, January 1, 1999 to
                September 30, 1999 (Predecessor) (Unaudited)........................................................      5

              Consolidated and Combined Statements of Cash Flow for the period from January 28, 2000
                (Commencement of Operations) to September 30, 2000 (Partnership) and for the periods
                January 1, 2000 to January 27, 2000, January 1, 1999 to
                September 30, 1999 (Predecessor) (Unaudited)........................................................      6

              Consolidated Statement of Partners' Capital (Deficit) for the period from January 28, 2000
                (Commencement of Operations) to September 30, 2000 (Unaudited)......................................      7

              Notes to Consolidated and Combined Financial Statements (Unaudited)...................................      8

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations...........................................................................     13


PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K......................................................................     17

SIGNATURES .........................................................................................................     17

                                     PART I

ITEM 1. FINANCIAL STATEMENTS



                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                    CONSOLIDATED AND COMBINED BALANCE SHEETS

                                                                                         Partnership         Predecessor
                                                                                       --------------       -------------
                                                                                         September 30,       December 31,
                                                                                             2000                1999
                                                                                       --------------       -------------
                                                                                          (Unaudited)
                  ASSETS
Current assets:
     Cash and cash equivalents......................................................   $    1,940,700       $       3,500
     Accounts receivable - affiliates...............................................        1,075,200             373,800
     Prepaid expenses...............................................................           12,900                   -
                                                                                       --------------       -------------
       Total current assets.........................................................        3,028,800             377,300

Property and equipment:
     Gas gathering and transmission facilities......................................       18,420,300          16,744,100
     Less - accumulated depreciation................................................       (2,722,300)         (1,858,200)
                                                                                       --------------       -------------
       Net property and equipment...................................................       15,698,000          14,885,900

Goodwill (net of accumulated amortization of $175,300 and $110,000).................        2,414,700           2,480,000
                                                                                       --------------       -------------
                                                                                       $   21,141,500       $  17,743,200
                                                                                       ==============       =============


                  LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable and accrued liabilities.........................................   $       56,900       $      33,100
   Advances from parent.............................................................                -          12,969,700
   Distribution payable.............................................................        1,778,600                   -
                                                                                       --------------       -------------
       Total current liabilities....................................................        1,835,500          13,002,800

Combined equity.....................................................................                -           4,740,400

Partners' capital (deficit):
   Common unitholders 1,500,000 units outstanding...................................       17,920,300                   -
   Subordinated unitholders 1,641,026 units outstanding.............................        1,473,500                   -
   General partner..................................................................          (87,800)                  -
                                                                                       --------------       -------------
       Total partners' capital......................................................       19,306,000                   -
                                                                                       --------------       -------------
                                                                                       $   21,141,500       $  17,743,200
                                                                                       ==============       =============





    See accompanying notes to consolidated and combined financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                 CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                     Partnership              Predecessor
                                                                                 ------------------       ------------------
                                                                                    Three Months             Three Months
                                                                                        Ended                    Ended
                                                                                 September 30, 2000       September 30, 1999
                                                                                 ------------------       ------------------
Revenues:
   Transportation and compression revenue.......................................  $   2,932,300               $    914,200
   Other income.................................................................          5,900                          -
                                                                                  -------------               ------------
     Total revenues.............................................................      2,938,200                    914,200

Costs and expenses:
   Transportation and compression...............................................        352,300                    249,600
   General and administrative...................................................        250,600                     91,300
   Property tax.................................................................         12,800                      7,700
   Interest expense.............................................................              -                    107,000
   Depreciation and amortization................................................        329,200                    145,000
                                                                                  -------------               ------------
     Total costs and expenses...................................................        944,900                    600,600
                                                                                  -------------               ------------

Income from operations..........................................................      1,993,300                    313,600
Provision for income taxes......................................................              -                    125,700
                                                                                  -------------               ------------
Net income......................................................................  $   1,993,300               $    187,900
                                                                                  =============               ============

Net income - limited partners...................................................  $   1,953,400
                                                                                  =============

Net income - general partner....................................................  $      39,900
                                                                                  =============

Basic and diluted net income per limited partner unit...........................  $         .62
                                                                                  =============

Weighted average units outstanding..............................................      3,141,026
                                                                                  =============









    See accompanying notes to consolidated and combined financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                 CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                    Partnership                      Predecessor
                                                              --------------------      ---------------------------------------
                                                                     For the
                                                                    Period from
                                                                 January 28, 2000           For the               For the
                                                                   (Commencement          Period from           Period from
                                                                  of Operations)        January 1, 2000       January 1, 1999
                                                                        to                    to                    to
                                                                September 30, 2000      January 27, 2000     September 30, 1999
                                                              --------------------      ----------------     ------------------
Revenues:
   Transportation and compression revenue.......................  $    6,366,700          $    330,000          $  2,505,000
   Other income.................................................          16,800                     -                     -
                                                                  --------------          ------------          ------------
     Total revenues.............................................       6,383,500               330,000             2,505,000

Costs and expenses:
   Transportation and compression...............................         697,500                44,700               540,000
   General and administrative...................................         429,100                40,600               273,600
   Property tax.................................................          14,800                   800                11,400
   Interest expense.............................................               -                36,200               285,000
   Depreciation and amortization................................         843,900                86,900               408,000
                                                                  --------------          ------------          ------------
     Total costs and expenses...................................       1,985,300               209,200             1,518,000
                                                                  --------------          ------------          ------------

Income from operations..........................................       4,398,200               120,800               987,000
Provision for income taxes......................................               -                48,300               395,000
                                                                  --------------          ------------          ------------
Net income......................................................  $    4,398,200          $     72,500          $    592,000
                                                                  ==============          ============          ============

Net income - limited partners...................................  $    4,310,200
                                                                  ==============

Net income - general partner....................................  $       88,000
                                                                  ==============

Basic and diluted net income per limited partner unit...........  $        1.37
                                                                  =============

Weighted average units outstanding..............................       3,141,026
                                                                  ==============





    See accompanying notes to consolidated and combined financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                    Partnership                      Predecessor
                                                                ------------------     ---------------------------------------
                                                                     For the
                                                                    Period from
                                                                 January 28, 2000           For the               For the
                                                                   (Commencement          Period from           Period from
                                                                  of Operations)        January 1, 2000       January 1, 1999
                                                                        to                    to                    to
                                                                September 30, 2000     January 27, 2000     September 30, 1999
                                                                ------------------     ----------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income......................................................  $    4,398,200          $    72,500           $     592,000
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization................................         843,900               86,900                 408,000
Change in operating assets and liabilities:
   (Increase) decrease in accounts receivable-affiliates and
     prepaid expenses...........................................      (1,088,100)               1,600                 (99,000)
   Increase (decrease) in accounts payable and
     accrued liabilities........................................          56,900              (33,100)                (47,000)
                                                                  --------------          -----------           -------------
   Net cash provided by operating activities....................       4,210,900              127,900                 854,000
                                                                  --------------          -----------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of debt.................................................     (12,810,900)                    -                      -
Acquisition of gathering systems................................      (3,824,200)                    -                      -
Capital expenditures............................................      (1,100,900)             (164,200)            (1,009,000)
                                                                  --------------          ------------          -------------
   Net cash used in investing activities........................     (17,736,000)             (164,200)            (1,009,000)
                                                                  --------------          ------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from initial public offering.......................      18,135,000                     -                      -
Payment of formation costs......................................        (750,000)                    -                      -
Distributions to partners.......................................      (1,919,200)                    -                      -
Advances from parent............................................               -                38,100                148,000
                                                                  --------------          ------------          -------------
   Net cash provided by financing activities....................      15,465,800                38,100                148,000
                                                                  --------------          ------------          -------------
Increase (decrease) in cash and cash equivalents................       1,940,700                 1,800                 (7,000)
Cash and cash equivalents, beginning of period..................               -                 3,500                  9,000
                                                                  --------------          ------------          -------------
Cash and cash equivalents, end of period........................  $    1,940,700          $      5,300          $       2,000
                                                                  ==============          ============          =============










    See accompanying notes to consolidated and combined financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
        FOR THE PERIOD FROM JANUARY 28, 2000 (COMMENCEMENT OF OPERATIONS)
                              TO SEPTEMBER 30, 2000
                                   (Unaudited)

                                                 Number of Limited                                                      Total
                                                   Partner Units                                                      Partners'
                                            ----------------------------                                 General       Capital
                                              Common     Subordinated       Common       Subordinated    Partner      (Deficit)
                                            -------------------------------------------------------------------------------------
Balance at commencement of operations
   January 28, 2000.......................            -             -    $           -  $           -   $        -  $          -
Issuance of units.........................    1,500,000             -       18,135,000              -            -     18,135,000
Contribution of net assets of Predecessor.            -     1,641,026                -     21,333,300            -     21,333,300
Distribution at time of formation.........            -             -                -    (20,112,700)           -    (20,112,700)
Payment of offering expenses..............            -             -         (352,500)      (382,400)     (15,100)      (750,000)
Distribution to partners..................            -             -       (1,118,100)      (738,500)     (62,600)    (1,919,200)
Distribution payable......................            -             -         (802,500)      (878,000)     (98,100)    (1,778,600)
Net income................................            -             -        2,058,400      2,251,800       88,000      4,398,200
                                              ---------     ---------    -------------  -------------   ----------  -------------
Balance at September 30, 2000.............    1,500,000     1,641,026    $  17,920,300  $   1,473,500   $  (87,800) $  19,306,000
                                              =========     =========    =============  =============   ==========  =============














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

         The accompanying financial statements and related notes present the Partnership's consolidated financial position as of September 30, 2000 and the results of its consolidated operations, cash flows and changes in partners' capital for the period from commencement of operations on January 28, 2000 to September 30, 2000. All material intercompany transactions and accounts have been eliminated. The combined financial statements of the Predecessor are for the periods indicated and are presented for comparative purposes.

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

         Consistent with guidance provided by the Emerging Issues Task Force in Issue no. 87-21 "Change of Accounting Basis in Master Limited Partnership Transactions," the Partnership maintained the historical gas gathering and transmission facilities cost of $17.3 million, which was the carrying value of those assets by the Predecessor.

Partnership Structure and Management

         The Partnership's operations are conducted through subsidiary entities whose equity interests are owned by an operating partnership (the "Operating Partnership"). The General Partner, Atlas Pipeline Partners GP, LLC (a wholly-owned subsidiary of RAI), owns a 2% general partner interest in the consolidated pipeline operations. The remaining 98% is owned by limited partner interests of which 47% consists of Common Units and 51% consists of subordinated units ("Subordinated Units"). The rights of holders of the Subordinated Units are different from and are subordinated to the rights of the holders of common units to participate in distributions. Through the ownership of these subordinated units, the General Partner effectively manages and controls both the Partnership and the Operating Partnership.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


NOTE 1 - NATURE OF OPERATIONS - (Continued)

Analysis of Pro Forma Results of Operations

         The pro forma information presented below was derived from the historical consolidated financial statements of the Partnership from the commencement of operations on January 28, 2000 through September 30, 2000 and from the historical combined financial statements of the Predecessor for the periods from January 1, 2000 through January 27, 2000 and January 1, 1999 through September 30, 1999. The pro forma information reflects the following pro forma adjustments to the historical results of operations as if the Partnership had been formed on January 1, 1999:

         (i) increasing revenues to the amount which would have been earned under the master natural gas gathering agreement between the Partnership and Atlas which became effective at the completion of the IPO,
         (ii)  removing interest on debt of the Predecessor, and
         (iii) eliminating income tax expense as income taxes will be borne by the partners and not the Partnership.

         For the nine months ended September 30, 2000 and 1999, the pro forma total revenues would have been approximately $6,997,800 and $5,217,000, respectively. For the nine months ended September 30, 2000 and 1999, the pro forma net income would have been approximately $4,848,800 and $3,574,000 and net income per limited partner unit would have been $1.51 and $1.12, respectively.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated and combined financial statements follows.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Partnership and its substantially owned subsidiaries. All material intercompany transactions have been eliminated.

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

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


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

Goodwill

         Goodwill is associated with the Partnership's purchase of the gas gathering operations of the Predecessor and is being amortized over a period of 30 years, using the straight-line method.

Federal Income Taxes

         The Partnership is a limited partnership. As a result, the Partnership's income for federal income tax purposes is reportable on the tax returns of the individual partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership. The Predecessor filed a consolidated federal income tax return with its ultimate parent, RAI. Federal and state taxes for the Predecessor are reflected as if the Predecessor filed on a separate company basis utilizing an effective federal tax rate of 34%.

Revenue Recognition

         Revenues are recognized at the time the natural gas is transmitted through the gathering systems.

Fair Value of Financial Instruments

         For cash and cash equivalents, receivable and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Net Income Per Unit

         There is no difference between basic and diluted net income per limited partner unit since there are no potentially dilutive units outstanding. Net income per limited partner unit is determined by dividing net income, after deducting the General Partner's 2% interest, by the weighted average number of outstanding Common Units and Subordinated Units (a total of 3,141,026 units as of September 30, 2000).

Comprehensive Income

         The Partnership is subject to the provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which requires disclosure of comprehensive income and its components. Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income." The Partnership has no material elements of comprehensive income, other than net income, to report.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Cash Flow Statements

         For purposes of the statement of cash flows, all highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents.

Supplemental Disclosure of Cash Flow Information

         Information for the nine months ended September 30, 2000 and 1999 is as follows:

                                                                  Partnership                        Predecessor
                                                            ----------------------    -----------------------------------------
                                                                   For the
                                                                  Period from
                                                               January 28, 2000             For the               For the
                                                                 (Commencement            Period from           Period from
                                                                of Operations)          January 1, 2000       January 1, 1999
                                                                      to                      to                    to
                                                              September 30, 2000       January 27, 2000     September 30, 1999
                                                            ----------------------     ----------------     ------------------
Cash paid for:
   Interest...............................................      $              -        $      36,200         $     275,000
                                                                ================        =============         =============
   Income taxes...........................................      $              -        $      38,200         $     333,000
                                                                ================        =============         =============

Non-cash activities:
   Issuance of subordinated units in exchange for
     gas gathering and transmission facilities............      $     21,333,300        $           -         $           -
                                                                ================        =============         =============

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

         The Partnership does not currently directly employ any persons to manage or operate its business. These functions are provided by the General Partner and employees of RAI and/or its Affiliates who are retained by the General Partner. The General Partner does not receive a management fee or other compensation in connection with its management of the Partnership. The Partnership reimburses the General Partner for all direct and indirect costs of services provided, including the cost of employees, officer and managing board member compensation and benefits properly allocable to the Partnership, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. The partnership agreement provides that the General Partner will determine the expenses that are allocable to the Partnership in any reasonable manner determined by the General Partner at its sole discretion. Total costs reimbursed to the General Partner by the Partnership were approximately $266,000 for the period from January 28, 2000 to September 30, 2000.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS - (Continued)

Credit Facility

         Atlas has agreed to provide the Partnership with financing for the cost of constructing new gathering system expansions for a period of five years from January 28, 2000, on a stand-by basis. If the Partnership chooses to use this stand-by commitment, the financing will be provided through the issuance of Common Units to Atlas. The number of Common Units issued will be based upon the construction costs advanced and the fair value of the Common Units at the time of such advances. The commitment is for a maximum of $1.5 million in any contract year. As of September 30, 2000, no such advances have been made under this credit facility.


NOTE 4 - DISTRIBUTION DECLARED

         On September 21, 2000, the Partnership declared a cash distribution of $.535 per unit on its outstanding Common Units and Subordinated Units. The distribution represents the available cash flow for the three months ended September 30, 2000. The $1,778,600 distribution, which includes $98,100 to the General Partner, was paid on November 10, 2000 to unit holders of record on September 30, 2000.


NOTE 5 - SUBSEQUENT EVENT

         In October 2000, the Partnership entered into a $10.0 million revolving credit facility administered by PNC Bank. Up to $3.0 million of the borrowings under the facility may be in the form of standby letters of credit. Borrowings under the facility are secured by a lien on and security interest in all the property of the Partnership and its subsidiaries, including pledges by the Partnership of the issued and outstanding units of its subsidiary. The revolving credit facility has a term ending in October 2003 and bears interest at one of two rates, elected at the Partnership's option: (i) the Base Rate plus the Applicable Margin or (ii) the Euro Rate plus the Applicable Margin. As used in the facility agreement, the Base Rate is the higher of (a) PNC Bank's prime rate or (b) the sum of the federal funds rate plus 50 basis points. The Euro Rate is
(x) the average of specified LIBOR rates divided by (y) 1.00 minus the percentage prescribed by the Federal Reserve Board for determining the reserve requirements for euro currency funding. The Applicable Margin varies with the Partnership's leverage ratio from between 150 to 200 basis points (for the Euro Rate option) or 0 to 50 basis points (for the Base Rate option). Draws under any letter of credit bear interest as specified under (i), above. The credit facility contains financial covenants, including the requirement that the Partnership maintain: (a) a leverage ratio not to exceed 3.00 to 1.0, (b) an interest coverage ratio greater than 3.5 to 1.0 and (c) a minimum tangible net worth of $14.0 million. In addition, the facility limits, among other things, sales, leases or transfers of property by the Partnership, the incurrence by the Partnership of other indebtedness and certain investments by the Partnership. As of November 10, 2000, no borrowings have been made under this facility.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

         WHEN USED IN THIS FORM 10-Q, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. THE RISKS AND UNCERTAINIES ARE DISCUSSED IN THE REGISTRATION STATEMENT FILED IN CONNECTION WITH OUR INITIAL PUBLIC OFFERING UNDER THE HEADING "RISK FACTORS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE PARTNERSHIP UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

         The Predecessor's operations consist of gathering systems owned by Resource America, Inc. through its subsidiary, Resource Energy, Inc., and, beginning with the acquisition of Atlas America, Inc. on September 28, 1998 and of Viking Resource Corporation on August 31, 1999, gathering systems owned by Resource America through Atlas America and Viking, respectively. The gathering systems gather natural gas from wells in Eastern Ohio, Western New York, and Western Pennsylvania and transport the natural gas primarily to public utility pipelines. To a lesser extent, the gathering systems transport natural gas to end-users. The results of operations discussed below for the three and nine months ended September 30, 1999 are derived from the historical financial statements of the Predecessor. The Predecessor's operations were acquired by the Partnership at the close of the initial public offering. Since historical results of operations of the Predecessor include Viking only from its date of purchase, and revenues were based on lower rates than those earned under the master natural gas gathering agreement entered into between Atlas America and the Partnership at the close of the limited public offering, results of operations for the three months and nine months ended September 30, 2000 are not comparable to the similar prior year period.


RESULTS OF OPERATIONS

         The following table sets forth the average volumes transported, transportation rates and revenues received by the Partnership and Predecessor for the periods indicated. In comparing the nine months ended September 30, 2000 to the nine months ended September 30, 1999, the Partnership and Predecessor periods for the current fiscal period have been combined.

                                                                  Three Months Ended                    Nine Months Ended
                                                                     September 30,                        September 30,
                                                            --------------------------------   ---------------------------------
                                                                                    Percent                               Percent
                                                                2000        1999    Change         2000          1999     Change
                                                            ------------ ---------- ------     -----------  ------------  ------
Average daily throughput volumes (mcf) (1)................        42,908     38,826    11%           42,893       35,562     21%
Accrual adjustment........................................         1,768          -     4%              380            -      1%
                                                            ------------ ----------            ------------   ----------
Average daily paid volumes................................        44,676     38,826    15%           43,273       35,562     22%
                                                            ============ ==========            ============   ==========

Average transportation rate...............................  $        .71 $      .27   163%     $        .57 $        .26    119%
Total transportation and compression revenues.............  $  2,932,300 $  914,200   221%     $  6,696,700 $  2,505,000    167%
                                                            ============ ==========            ============ ============


------------
(1)  In units of 1,000 cubic feet ("mcf").

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

Three Months Ended September 30, 2000 as Compared to Three Months Ended September 30, 1999

         Revenues. Transportation volumes were favorably impacted by the acquisition of Viking in August 1999. Without the addition of Viking, transportation volumes would have been 36,290 and 35,195 thousand cubic feet ("mcf") per day in the three months ended September 30, 2000 and 1999, respectively, resulting in an overall increase of 1,095 mcf per day as compared to the three months ended September 30, 1999. Transportation revenues would have been $2,322,300 and $778,600 for the three months ended September 30, 2000 and 1999, respectively, resulting in an increase of $1,543,700 (198%) as compared to the three months ended September 30, 1999. Gross margin (transportation revenues less direct expenses of transportation, operation and maintenance) was $2,580,000 for the three months ended September 30, 2000, an increase of $1,915,400 (288%) from the $664,600 reported for the same period in 1999. The gross margin percentage was 88% for the three months ended September 30, 2000 as compared to 73% for the three months ended September 30, 1999. The increase in transportation and compression revenues is the result of the higher transportation rates earned by the Partnership under the master natural gas gathering agreement with Atlas America ($1,634,200) and increased volumes ($383,900) due primarily to the acquisition of Viking.

         Other income of $5,900 consists of interest earned on funds temporarily invested.

         Cost and Expenses. Transportation and compression expense was $352,300 in the three months ended September 30, 2000, an increase of $102,700 (41%) from $249,600 in the three months ended September 30, 1999, due to increases in compressor rent and repairs.

         General and administrative expense was $250,600 in the three months ended September 30, 2000, an increase of $159,300 (174%) from $91,300 in the three months ended September 30, 1999, a result of expenses related to the operations of the Partnership as a public entity.

         Interest expense in the three months ended September 30, 1999 was associated with advances from parent which were paid off upon completion of the Partnership's initial public offering.

         Depreciation and amortization expense was $329,200 in the three months ended September 30, 2000, an increase of $184,200 (127%) from $145,000 in the three months ended September 30, 1999 as a result of additional depreciation related to the acquisition of the Viking pipelines and gathering system extensions.


Nine Months Ended September 30, 2000 as Compared to Nine Months Ended September 30, 1999

         Revenues. Transportation volumes were favorably impacted by the acquisition of Viking in August 1999. Without the addition of Viking, transportation volumes would have been 35,596 and 34,339 mcf per day in the nine months ended September 30, 2000 and 1999, respectively, resulting in an overall increase of 1,257 mcf per day as compared to the nine months ended September 30, 1999. Transportation revenues would have been $5,463,000 and $2,369,400 in the nine months ended September 30, 2000 and 1999, respectively, resulting in an increase of $3,093,600 (131%) compared to the nine months ended September 30, 1999. Gross margin (transportation revenues less direct expenses of transportation, operation and maintenance) was $5,954,500 for the nine months ended September 30, 2000, an increase of $3,989,500 (203%) from the $1,965,000 reported for the same period in 1999. The gross margin percentage was 89% for the nine months ended September 30, 2000 as compared to 78% for the nine months ended September 30, 1999. The increase in transportation and compression revenues is the result of the higher transportation rates earned by the Partnership under the master natural gas gathering agreement ($2,998,500) and increased volumes ($1,193,200) due primarily to the acquisition of Viking.

         Other income of $16,800 consists of interest earned on funds temporarily invested.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

         Cost and Expenses. Transportation and compression expense was $742,200 in the nine months ended September 30, 2000, an increase of $202,200 (37%) from $540,000 in the nine months ended September 30, 1999, due to increases in compressor rent and repairs.

         General and administrative expense was $469,700 in the nine months ended September 30, 2000 an increase of $196,100 (72%) from $273,600 in the nine months ended September 30, 1999, a result of expenses related to the operations of the Partnership as a public entity.

         Interest expense was $36,200 in the nine months ended September 30, 2000, a decrease of $248,800 (87%) from $285,000 in the nine months ended September 30, 1999, a result of the payoff of the advance from parent upon completion of the Partnership's public offering.

         Depreciation and amortization expense increased to $930,800 in the nine months ended September 30, 2000, an increase of $522,800 (128%) from $408,000 in the nine months ended September 30, 1999 as a result of additional depreciation on the cost of the Viking pipelines following their acquisition and gathering system extensions.

Liquidity and Capital Resources

         The Partnership is required to distribute, within 45 days of the end of each quarter, all of its available cash for that quarter. For each quarter during the subordination period, to the extent there is sufficient cash available, the common unit holders have the right to receive a minimum quarterly distribution of $.42 per unit.

         Quarterly distributions will be made from operating surplus or capital surplus. Operating surplus equals cash and cash equivalents on hand at the date the Partnership began operations, plus cash received, less operating expenses, debt payments, capital expenditures and reserves. After twelve consecutive quarters in which operating surplus equals or exceeds the minimum quarterly distribution, the subordinated units will be converted to common units. The operating surplus for the quarter ended September 30, 2000 is as follows:

Cash and cash equivalents, July 1, 2000.....................    $     816,200
   Cash receipts less operating expenses....................        2,112,600
   Capital expenditures.....................................         (313,100)
   Distributions to partners................................         (675,000)
                                                                -------------

Cash and cash equivalents, September 30, 2000...............        1,940,700
   Reserves.................................................         (162,100)
                                                                -------------
Operating surplus...........................................    $   1,778,600
                                                                =============

         Net cash provided by operating activities increased $3,484,800 in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 due to an increase in net income before depreciation partially offset by an increase in accounts receivable. Net cash used in investing activities increased $16,891,200 in the nine months ended September 30, 2000 as compared to September 30, 1999, as a result of the payment of debt associated with the acquisition of the Partnership's gathering systems and with gathering system extensions. Net cash provided by financing activities increased $15,355,900 in the nine months ended September 30, 2000 as compared to September 30, 1999, as a result of net proceeds received in the Partnership's public offering partially offset by distributions of cash to partners.

         As discussed in Note 5 to the financial statements, the Partnership entered into a $10.0 million revolving credit facility during October 2000. If necessary, the Partnership may utilize the facility to help fund the expansion of its existing gathering system, acquisitions of other gas gathering systems and ongoing operations.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

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


Environmental Regulation

         A continued trend to greater environmental and safety awareness and increasing environmental regulation has resulted in higher operating costs for the oil and gas industry. The Predecessor has monitored the compliance of Partnership's gathering systems with environmental and safety laws and believe they are in compliance with such laws. To date, compliance with environmental laws has not had a material impact on the capital expenditures, earnings or competitive position of the gathering systems. The Partnership believes, however, that environmental and safety costs will increase in the future. There can be no assurance that compliance with such laws will not have material impact upon the Partnership in the future.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

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


                                      ATLAS PIPELINE PARTNERS, L.P.
                                      (Registrant)

                                      By:  Atlas Pipeline Partners GP, LLC,
                                           General Partners

Date:  November 14, 2000              By:    /s/  Tony C. Banks
                                             ----------------------------------
                                             TONY C. BANKS
                                             President

Date:  November 14, 2000              By:    /s/  Michael L. Staines
                                             ----------------------------------
                                             MICHAEL L. STAINES
                                             Chief Operating Officer and
                                             Secretary

Date:  November 14, 2000              By:    /s/  William Seiler
                                             ----------------------------------
                                             WILLIAM SEILER
                                             Vice President and Controller

Date:  November 14, 2000              By:    /s/  Nancy J. McGurk
                                             ----------------------------------
                                             NANCY J. McGURK
                                             Chief Accounting Officer