Form 10-K
period 2000-12-31
ATLAS PIPELINE PARTNERS LP
filed 2001-03-28
CIK 1092914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
                      [X] ANNUAL REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number: 1-14998

                          ATLAS PIPELINE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)
DELAWARE                                                        23-3011077
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

311 Rouser Road
Moon Township, Pennsylvania                                           15108
(Address of principal executive office)                             (Zip code)

Registrant's telephone number, including area code: (412) 262-2830

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
    Title of each class                                    which registered

Common Units of Limited Partnership Interest            American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                       N/A
                                 Title of class

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the equity securities held by non-affiliates of the registrant, based on the closing price on March 22, 2001 was approximately $40.3 million.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

         As of March 22, 2001, there were outstanding 1,621,159 Common Units and 1,641,026 Subordinated Units

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

PART I                                                                                                 Page

     Item 1:    Business.........................................................................        4
     Item 2:    Properties.......................................................................       14
     Item 3:    Legal Proceedings................................................................       15
     Item 4:    Submission of Matters to a Vote of Security Holders..............................       15

PART II
     Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters............       15
     Item 6:    Selected Financial Data..........................................................       16
     Item 7:    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations....................................................       17
     Item 7A:   Quantitative and Qualitative Disclosures About Market Risk.......................       19
     Item 8:    Financial Statements and Supplementary Data......................................       20
     Item 9:    Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure.......................................       31

PART III
     Item 10:   Directors and Executive Officers of the Registrant...............................       32
     Item 11:   Executive Compensation...........................................................       34
     Item 12:   Security Ownership of Certain Beneficial Owners and Management...................       35
     Item 13:   Certain Relationships and Related Transactions...................................       36

PART IV
     Item 14:    Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K..........................................................       37

SIGNATURES          .............................................................................       38


                                     PART I
ITEM 1.       BUSINESS

General

         We own and operate twelve natural gas pipeline gathering systems in Eastern Ohio, Western New York and Western Pennsylvania. As of December 31, 2000, our gathering systems, in the aggregate, consisted of over 1,000 miles of intrastate pipelines, including approximately 100 miles of intrastate pipelines we constructed or acquired during the year ended December 31, 2000. Our gathering systems served approximately 3,000 wells at December 31, 2000 with an average monthly production for the year then ended of 1.3 billion cubic feet, or bcf, of natural gas. Our gathering systems provide a means through which well owners and operators can transport the natural gas produced by their wells to public utility pipelines for delivery to customers. To a significantly lesser extent, our gathering systems transport their natural gas directly to customers. During the period from commencement of operations on January 28, 2000 through December 31, 2000, hereafter referred to as the year ended December 31, 2000, the gathering systems transported 14.5 bcf of natural gas.

         Our gathering systems currently connect with public utility pipelines operated by Peoples Natural Gas Company, National Fuel Gas Supply, Tennessee Gas Pipeline Company, National Fuel Gas Distribution Company, East Ohio Gas Company, Columbia of Ohio, Consolidated Natural Gas Co., Texas Eastern Pipeline and Columbia Gas Transmission Corp. Transportation fees charged by public utility pipelines are borne by the person having title to the natural gas being transported, typically either the well owner, an intermediate purchaser such as a natural gas distribution company, or a final purchaser. We do not have title to the natural gas gathered and delivered by us and, accordingly, do not pay transportation fees charged by public utility pipelines. We do not engage in storage or gas marketing programs, nor do we engage in the purchase and resale for our own account of natural gas transported through our gathering systems. We do not transport any oil produced by wells connected to the gathering systems.

         We and our subsidiary, Atlas Pipeline Operating Partnership, L.P., were formed to acquire, own and operate substantially all of the natural gas gathering systems of Atlas America, Inc. and its affiliates, all of which are direct or indirect subsidiaries of Resource America, Inc. We completed our initial public offering on February 2, 2000 and, at the close of the offering, acquired the gathering systems in our subsidiary, Atlas Pipeline Operating Partnership, L.P. The acquisition agreement provided that operations of the gathering systems from and after January 28, 2000 would be for our account and, accordingly, we deem January 28, 2000 to be the commencement of our operations. As a partial consideration for the acquisition, Atlas America received 1,641,026 of our subordinated units, representing a 51% limited partnership interest in us. The subordinated units are similar to the common units of limited partnership interest issued to investors in our initial public offering, except that the right of the subordinated units to receive distributions from us is subordinate to the rights of the common units to receive minimum quarterly distributions of $.42 per unit. The subordination period extends to December 31, 2004 and continues thereafter until we meet specific financial tests set forth in our limited partnership agreement. When the subordination period terminates, the subordinated units will convert to common units on a one-for-one basis.

         Our general partner, Atlas Pipeline Partners GP, LLC, is a wholly-owned subsidiary of Atlas America. Our general partner has a 1.0101% partnership interest in each of Atlas Pipeline Partners and Atlas Pipeline Operating Partnership, resulting in our general partner having a 2% partnership interest in our pipeline operations on a consolidated basis. In addition, if distributions exceed specified target levels, our general partner will receive between 15% to 50% of the distributions in excess of the specified target levels. We refer to these distributions as our general partner's "incentive distribution rights."

Pipeline Characteristics

         The volume of the natural gas transported is set forth in the following table. Gas volumes are expressed in thousands of cubic feet, or mcfs.

                                                     Volume transported for the
                                                            period from
                                                          January 28, 2000
                                                              through
                                                          December 31, 2000
                                                     ----------------------

  New York Systems..................................             408,800

  Ohio Systems......................................           3,902,200

  Pennsylvania Systems..............................          10,175,800
                                                           -------------
                                                              14,486,800

         The gathering systems were constructed at various times beginning in 1969. The gathering systems are generally constructed with 2, 4, 6, 8 and 12 inch cathodically protected and wrapped steel pipe and are generally buried 36 inches below the ground. Pipelines constructed in this manner typically are expected to last at least 50 years from the date of construction. For the year ended December 31, 2000, the cost of operating the gathering systems was approximately $1.2 million. In the areas serviced by our gathering systems, we do not believe that there are any significant geographic limitations upon our ability to expand.

Pipeline Construction During Fiscal 2000

         During fiscal 2000, we added approximately 100 miles of pipeline at a cost of $1.3 million, these additions were associated with the completion of 172 wells drilled by Atlas America or its affiliates.

Reserves

         Our revenues are determined primarily by the amount of natural gas flowing through our gathering systems. Our ability to increase the flow of natural gas through our gathering systems and to offset the natural decline of the production already connected to our gathering systems will be determined primarily by our ability to connect new wells to our gathering systems and acquire additional gathering assets.

         Atlas America and its affiliates have entered into an agreement with us relating to the connection of future wells owned or controlled by them to our gathering systems. We anticipate that these wells will be the principal producers of gas transported by our gathering systems. As of December 31, 2000, Atlas America and its affiliates controlled leases on developed properties in the operational area of our gathering systems which independent petroleum engineers estimate contain 447.9 bcf of recoverable natural gas. In addition, Atlas America and its affiliates control leases on 188,700 undeveloped acres of land which independent petroleum engineers estimate contain 44.4 bcf of proven undeveloped natural gas.

         During the year ended December 2000, Atlas America and its affiliates drilled and completed 172 gross wells. At December 31, 2000, these wells contained an estimated 29.1 bcf of remaining recoverable natural gas reserves after production in previous periods.

Agreements with Atlas America and its affiliates

         At the completion of our initial public offering, we entered into an omnibus agreement and a master natural gas gathering agreement with Atlas America and two of its affiliates, Resource Energy, Inc. and Viking Resources Corporation. The purpose of these agreements was to maximize the use and expansion of our gathering systems and the volume of natural gas they transport. Neither of these agreements resulted from arm's length negotiations and, accordingly, we cannot assure you that we could have obtained more favorable terms from independent third parties similarly situated. However, since these agreements principally involve the imposition of obligations on Atlas America and its affiliates, we do not believe that we could obtain similar agreements from independent third parties.

         General. The omnibus agreement relates to obligations that Atlas America and its affiliates have undertaken to add wells to the gathering systems and provide consulting services when we construct new gathering systems or extend existing systems. The omnibus agreement is a continuing obligation, having no specified term or provisions regarding termination except for a provision terminating the agreement if our general partner is removed as general partner, without cause.

         Well Connections. Atlas America has sponsored in the past, and expects that it will continue to sponsor in the future, oil and gas drilling programs in areas served by the gathering systems. Under the omnibus agreement, Atlas America must construct up to 2,500 feet of small diameter (two inches or less) sales or flow lines from the wellhead of any well it drills and operates to a point of connection to our gathering systems. Where Atlas America has extended sales and flow lines to within 1,000 feet of one of our gathering systems, we must extend our system to connect to that well.

         With respect to wells to be drilled that will be more than 3,500 feet from our gathering systems, we have the right under the omnibus agreement, at our cost, to extend our gathering systems. If we do not elect to extend our gathering systems, Atlas America may connect the wells to an interstate or intrastate pipeline owned by third parties, a local natural gas distribution company or an end user; however, we will have the right to assume the cost of construction of the necessary lines, which then become part of our gathering systems. Alternatively, Atlas America may connect the wells to a third party gathering system, in which case we may assume the construction costs for, and own, the lines from the well to the third party gathering system. We must exercise our rights within 30 days of notice to us from Atlas America that it intends to drill on a particular site that is not within 3,500 feet of our gathering systems. If we elect to have the well connected to our gathering systems, we must complete construction of one of our gathering systems to within 2,500 feet of the well within 60 days after Atlas America has notified us that the well will be completed as a producing natural gas well. If we elect to assume the cost of constructing lines, Atlas America will be responsible for the construction, and we must pay the cost of that construction within 30 days of Atlas America's invoice.

         The omnibus agreement requires Atlas America and its affiliates to drill not less than 225 wells that are within 2,500 feet of our gathering systems on or before December 31, 2002. The drilling obligation includes wells drilled in 1999 by general or limited partnerships sponsored by Atlas America or its affiliates. As of December 31, 2000, Atlas America had drilled all of the required wells.

         The omnibus agreement requires Atlas America to assist us in identifying existing gathering systems for possible acquisition and to provide consulting services to us in evaluating and making a bid for these systems. Any gathering system that Atlas America or its affiliates identify as a potential acquisition must first be offered to us. We will have 30 days to determine whether we want to acquire the identified system and advise Atlas America of our intent. If we intend to acquire the system, we will have an additional 60 days to complete the acquisition. If we do not complete the acquisition, or advise Atlas America that we do not intend to acquire the system, then Atlas America may do so. After the end of the fiscal year, we acquired two gathering systems that Atlas America had identified as described in Item 8, "Financial Statements and Supplementary Data" - Note 6.

         Gathering System Construction. The omnibus agreement requires Atlas America to provide us with construction management services if we determine to expand one or more of our gathering systems. We must reimburse Atlas America for its costs, including an allocable portion of employee salaries, in connection with its construction management services. We used Atlas America's construction management services during the year ended December 31, 2000 for gathering system expansions and reimbursed $1.3 million in costs to Atlas America. At December 31, 2000, Atlas America was continuing to provide on-going construction management services for gathering systems expansions.

         Construction Financing. The omnibus agreement requires Atlas America to provide us with financing for the cost of constructing new gathering systems or gathering system expansions until February 2005, on a stand-by basis. If we choose to use the stand-by commitment, the financing will be provided through the purchase by Atlas America of our common units in the amount of the construction costs. The purchase price of the common units will be the average daily closing price for the common units on the American Stock Exchange for the 20 consecutive trading days before the purchase. Purchases will be made as we incur construction costs for which we use the stand-by commitment. Construction costs do not include maintenance expenses or capital improvements following construction or costs of acquiring gathering systems. The stand-by commitment is for a maximum of $1.5 million in any contract year during the commitment period. We are not obligated to use the stand-by commitment and may seek financing from other sources. We did not use the stand-by commitment during the year ended December 31, 2000.

         Disposition of Interest in Our General Partner. Direct and indirect wholly-owned subsidiaries of Atlas America act as the general partners, operators or managers of the general and limited partnerships sponsored by Atlas America; another subsidiary of Atlas America acts as our general partner. Under the omnibus agreement those subsidiaries, including our general partner, that currently act as the general partners, operators or managers of partnerships sponsored by Atlas America must also act as the general partners, operators or managers for all new partnerships sponsored by Atlas America. Atlas America and its affiliates may not divest their ownership of one entity without divesting their ownership of the other entities to the same acquiror. For these purposes, divestiture means a sale of all or substantially all of the assets of an entity, the disposition of more than 50% of the capital stock or equity interest of an entity, or a merger or consolidation that results in Atlas America and its affiliates, on a combined basis, owning, directly or indirectly, less than 50% of the entity's capital stock or equity interest. Atlas America and its affiliates may transfer their interests to each other, or to their wholly or majority-owned direct or indirect subsidiaries, or to a parent of any of them, provided that their combined direct or indirect interest is not reduced to less than 50%.

         Master Natural Gas Gathering Agreement. Atlas America and two of its subsidiaries, Resource Energy and Viking Resources, have entered into a master natural gas gathering agreement with us. Under this agreement, we receive a fee for gathering natural gas, determined as follows:

         o for natural gas from well interests allocable to Atlas America, Resource Energy and Viking Resources or their subsidiaries (excluding general or limited partnerships sponsored by them) that were connected to the gathering systems at February 2, 2000, the greater of $.40 per mcf or 16% of the gross sales price of the natural gas transported;

         o for natural gas from well interests allocable to general and limited partnerships sponsored by Atlas America that are connected to the gathering systems at any time, and well interests allocable to independent third parties in wells connected to the gathering systems before February 2, 2000, the greater of $.35 per mcf or 16% of the gross sales price of the natural gas transported;

         o for natural gas from well interests allocable to Atlas America, Resource Energy and Viking Resources that are connected to the gathering systems after February 2, 2000, the completion of our initial offering, the greater of $.35 per mcf or 16% of the gross sales price of the natural gas transported; and

         o for natural gas from well interests operated by Atlas America and Viking Resources and drilled after December 1, 1999 that are connected to a gathering system that is not owned by us and for which we assume the cost of constructing the connection to that gathering system, an amount equal to the greater of $.35 per mcf or 16% of the gross sales price of the natural gas transported, less the gathering fee charged by the other gathering system.

         Atlas America, Resource Energy and Viking Resources receive gathering fees from contracts or other arrangements with third party owners of well interests connected to our gathering systems. However, Atlas America, Resource Energy and Viking Resources must pay gathering fees owed to us from their own resources regardless of whether they receive payment under those contracts or arrangements.

         The master natural gas gathering agreement is a continuing obligation and, accordingly, has no specified term or provisions regarding termination. However, if our general partner is removed as our general partner without cause, then no gathering fees will be due under the agreement with respect to new wells drilled by Atlas America. The agreement provides that Atlas America, Resource Energy and Viking Resources, as the shippers of natural gas, will indemnify us against claims relating to ownership of the natural gas transported. For all other claims relating to natural gas we transport, the party that has control and possession of the natural gas must indemnify the other party with respect to losses arising in connection with or related to the natural gas when it is in the first party's possession and control.

         The master natural gas gathering agreement does not cover all of the natural gas we transport. None of the natural gas produced by wells owned by independent third parties and connected to our gathering systems after February 2, 2000 or wells connected to gathering systems we may acquire from independent third parties after February 2, 2000 come under the agreement. We must negotiate gathering fees for these wells with the well owners or assume the gathering fees under any existing gathering contracts.

Purchase Contract with an Affiliate of FirstEnergy Services Corp.

         Atlas America and Resource Energy have entered into a natural gas sale agreement dated March 31, 1999 with Northeast Ohio Gas Marketing, Inc., an affiliate of FirstEnergy Services Corp. FirstEnergy is a natural gas supplier to industry and retail consumers. Under the agreement, Northeast Ohio has agreed to buy substantially all of the natural gas produced by Atlas America, Resource Energy and its affiliates. For these purposes, general and limited partnerships sponsored by Atlas America are considered affiliates. Excepted from this agreement is natural gas sold to three industrial users in Mercer County, Ohio and natural gas sold pursuant to Resource Energy's existing contracts. Neither Viking Resources nor general or limited partnerships sponsored by it are subject to this agreement. Viking Resources has not sponsored any limited partnerships since 1999.

         The agreement extends through March 31, 2009 and provides that Northeast Ohio must take substantially all of the gas produced by Atlas America and Resource Energy. The agreement may be suspended for force majeure which generally is defined to mean an act of God, strike, war, public riot, lightning, fire, storm, flood, and explosion.

         The agreement establishes a price formula to be paid for the natural gas at the specified delivery points for either the first one or two years of the agreement depending upon the delivery point. If, at the end of the applicable period, Atlas America, Resource Energy and Northeast Ohio cannot agree to a new price for the natural gas, Atlas America and Resource Energy may arrange to sell their natural gas to third parties. However, they must first give Northeast Ohio notice and an opportunity to match the price. Thereafter, Northeast Ohio, Atlas America and Resource Energy will set the price formula annually each November 30 and, if no agreement is reached, Atlas America and Resource Energy will be free to sell their natural gas to third parties for the succeeding 12 months.

Competition

         Our gathering systems do not encounter direct competition in their respective service areas since Atlas America controls the majority of the drillable acreage in each area. However, our gathering systems may be subject to two forms of indirect competition:

         o competition to extend the gathering systems to wells owned or operated by persons other than Atlas America and its affiliates; and

         o competition to acquire gathering systems owned by third parties.

         Although we did not encounter significant competition with respect to well connections or gathering system acquisitions during fiscal 2000, we may encounter competition in the future. Any competition may reduce transportation charges or use of our gathering systems and increase the cost of acquiring other gathering systems. This may adversely affect our revenues, cause dilution to existing unitholders and result in a decrease of per unit distributions.

         Atlas America may encounter competition in obtaining drilling sources from third-party providers. Any competition it encounters could delay Atlas America in drilling wells for its sponsored partnerships, and thus delay the connection of wells to our gathering systems. These delays would reduce the volume of gas we otherwise would have been transported, thus reducing our potential transportation revenues. Although Atlas America did not experience any material adverse effects from this competition in fiscal 2000, we cannot assure you that it will not do so in fiscal 2001, particularly in view of the recent significant increases in natural gas prices.

         Atlas America anticipates that 85% to 90% of the natural gas produced by each partnership from wells drilled to the Clinton/Medina geological formation in western Pennsylvania will be sold to Northeast Ohio and approximately 10% to 15% of the natural gas will be sold to Wheatland Tube Company pursuant to an agreement that expires September 2001. Atlas America further anticipates that all of the natural gas produced by each partnership from wells drilled to the Mississippian/Upper Devonian Sandstone reservoirs in Fayette County, Pennsylvania and the Clinton/Medina geological formation in southern Ohio - will be sold to Northeast Ohio.

Regulation

         Federal Regulation. Under the Natural Gas Act, the Federal Energy Regulatory Commission regulates various aspects of the operations of any "natural gas company," including the transportation of natural gas, rates and charges, construction of new facilities, extension or abandonment of services and facilities, the acquisition and disposition of facilities, reporting requirements, and similar matters. However, the Natural Gas Act definition of a "natural gas company" requires that the company be engaged in the transportation of natural gas in interstate commerce, or the sale in interstate commerce of natural gas for resale. Since we believe that each of our individual gathering systems performs primarily a gathering function, we believe that we are not subject to regulation under the Natural Gas Act. If we were determined to be a natural gas company, our operations would become regulated under the Natural Gas Act. We believe the expenses associated with seeking certificates of authority for construction, service and abandonment, establishing rates and a tariff for our gas gathering activities, and meeting the detailed regulatory accounting and reporting requirements would substantially increase our operating costs and would adversely affect our profitability, thereby reducing our ability to make distributions to unitholders.

         State Regulation. Our gas operations are subject to regulation at the state level. The Public Utility Commission of Ohio, the New York Public Service Commission and the Pennsylvania Public Utilities Commission regulate the transportation of natural gas in their respective states. In Ohio, a producer or gatherer of natural gas may file an application seeking exemption from regulation as a public utility. We have been granted an exemption by the Public Utility Commission of Ohio for our Ohio facilities. The New York Public Service Commission imposes traditional public utility regulation on the transportation of natural gas. This regulation includes rates, services and siting authority for the construction of certain facilities. Our gas gathering operations currently are not regulated by the New York Public Service Commission. In addition, our operations in Pennsylvania currently are not subject to the Pennsylvania Public Utility Commission's regulatory authority since they do not provide service to the public generally and, accordingly, do not constitute the operation of a public utility. In the event the New York and Pennsylvania authorities seek to regulate on our operations, we believe that our operating costs could increase and our transportation fees could be adversely affected, thereby reducing our net revenues and ability to make distributions to unitholders.

Environmental and Safety Regulation

         Under the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act and other federal and state laws relating to the environment, owners of natural gas pipelines can be liable for fines, penalties and clean-up costs with respect to pollution caused by the pipelines. Moreover, the owners' liability can extend to pollution costs from situations that occurred prior to their acquisition of the pipeline. Natural gas pipelines are also subject to safety regulation under the Natural Gas Pipeline Safety Act of 1968 and the Pipeline Safety Act of 1992 which, among other things, dictate the type of pipeline, quality of pipeline, depth, methods of welding and other construction-related standards. The state public utility regulators discussed above have either adopted the federal standards or promulgated their own safety requirements consistent with the federal regulations. Although we believe that our gathering systems comply in all material respects with applicable environmental and safety regulations, risks of substantial costs and liabilities are inherent in pipeline operations, and we cannot assure you that we will not incur these costs and liabilities.

Employees

         As is commonly the case with publicly traded limited partnerships, we do not directly employ any of the persons responsible for our management or operation. In general, Atlas America and Resource America personnel manage the gathering systems and operate our business as officers and employees of our general partner.

Risk Factors

         Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common units could decline and you may lose some or all of your investment.

         After the expiration of the distribution support period, cash distributions are not assured and may fluctuate with our performance. Our general partner currently intends to fund deficiencies in available cash so that we can pay minimum quarterly distributions through January 2003. After that we will distribute all of our cash, less any reserves our general partner believes we need for operations or for potential acquisitions. We cannot assure you that the amounts of cash that we will generate will be sufficient to pay the minimum quarterly distributions or any other level of distributions following January 2003. The actual amounts of cash we generate will depend upon numerous factors relating to our business which may be beyond our control, including:

         o        the demand for and price of natural gas;

         o        the volume of natural gas we transport;

         o profitability of operations; o required principal and interest payments on any debt we may incur; o the cost of acquisitions;

         o our issuance of equity securities; o fluctuations in working capital;

         o        capital expenditures;

         o continued development of wells for connection to our gathering systems;

         o        prevailing economic conditions; o fuel conservation measures;

         o        alternate fuel requirements;

         o        government regulations; and

         o technical advances in fuel economy and energy generation devices.

         Our ability to make cash distributions depends primarily on our cash flow. Cash distributions do not depend directly on our profitability, which is affected by non-cash items. Therefore, cash distributions may be made during periods when we record losses and may not be made during periods when we record profits.

         The failure of Atlas America and Resource Energy to perform their obligations under the master natural gas gathering agreement may adversely affect our revenues. All of our revenues for the foreseeable future will consist of the fees we receive under the master natural gas gathering agreement. We anticipate that Atlas America and Resource Energy will pay our fees from the gathering fees they receive from the well owners. However, Atlas America and Resource Energy are contractually obligated to pay our fees even if the gathering fees they receive from well owners are insufficient. Our cash flow could be materially adversely affected if Atlas America and Resource Energy fail to discharge their obligations to us.

         The amount of natural gas we transport will decline over time unless new wells are connected to our gathering systems. Production of natural gas from a well generally declines over time until it can no longer economically produce natural gas and is plugged and abandoned. Failure to connect new wells to the gathering systems could, therefore, result in the amount of natural gas we transport reducing substantially over time and could, upon exhaustion of the current wells, cause us to abandon one or more of our gathering systems and, possibly, cease operations. As a consequence, our revenues and, thus, our ability to make distributions to unitholders would be materially adversely affected.

         Although we entered into the omnibus agreement to, among other things, increase the number of natural gas wells connected to our gathering systems, well connections resulting from that agreement depend principally upon the success of Atlas America in sponsoring drilling programs for investors and completing wells for these programs. We cannot assure you that Atlas America will be able to continue to organize these partnerships, the amount of money these partnerships will raise, the number of wells that will actually be drilled or that wells drilled for these partnerships will produce natural gas in economic quantities. Moreover, we cannot assure you that production from any newly developed wells will be sufficient to offset production declines from existing wells.

         The amount of gas we transport may be reduced if the public utility pipelines to which we deliver gas cannot or will not accept the gas. Our gathering systems principally serve as intermediate transportation facilities between sales lines from wells connected to our systems and the public utility pipelines to which we deliver natural gas. If one or more of these public utility pipelines has service interruptions, capacity limitations or otherwise does not accept the natural gas we transport, and we cannot arrange for delivery to other public utility pipelines, local distribution companies or end users, the amount of natural gas we transport may be reduced. Since our revenues depend upon the volumes of natural gas we transport, this could result in a material reduction in our revenues.

         Governmental regulation of our pipelines could increase our operating costs. Currently our operations involving the gathering of natural gas from wells are exempt from regulation under the Natural Gas Act. We cannot assure you, however, that this will remain the case. The implementation of new laws or policies that would subject us to regulation by the Federal Energy Regulatory Commission under the Natural Gas Act could have a material adverse effect on our financial condition and operations, as discussed in "Regulation."

         Our gas gathering operations are subject to regulation at the state level, which increases the costs of operating our pipeline facilities. Matters subject to regulation include rates, service and safety. We have been granted an exemption from regulation as a public utility in Ohio. Presently, our rates are not regulated in New York and Pennsylvania. Changes in state regulations, or our status under these regulations, that subject us to further regulation could have a material adverse effect on our financial condition and operations.

         Litigation or governmental regulation relating to environmental protection and operational safety may result in substantial costs and liabilities. Our operations are subject to federal and state environmental laws under which owners of natural gas pipelines can be liable for clean-up costs and fines in connection with any pollution caused by the pipelines. We can also be liable for clean-up costs resulting from pollution which occurred before our acquisition of the gathering systems. In addition, we are subject to federal and state safety laws that dictate the type of pipeline, quality of pipe protection, depth, methods of welding and other construction-related standards. While we believe that the gathering systems comply in all material respects with applicable laws and will be indemnified for any violations arising from events that occurred before our acquisition of the gathering systems by Atlas America, Resource Energy and Viking Resources individually for the respective gathering systems transferred by each, we cannot assure you that future events will not occur for which we may be liable. None of these events will be covered by the indemnification from Atlas America, Resource Energy and Viking Resources. Possible future developments, including stricter laws or enforcement policies, or claims for personal or property damages resulting from our operations could result in substantial costs and liabilities to us. We have been advised by Atlas America, Resource Energy and Viking Resources that, to date, compliance with existing laws has not had a material impact on the capital expenditures, earnings or competitive position of the gathering systems.

         If we are unable to make acquisitions on economically and operationally acceptable terms, our future financial performance may be limited. We cannot assure you that:

         o we will identify attractive acquisition candidates in the future;

         o we will be able to acquire assets on economically acceptable terms;

         o any acquisitions will not be dilutive to earnings and operating surplus; or

         o any debt incurred to finance an acquisition will not affect our ability to make distributions to you.

         If we are unable to make acquisitions on economically and operationally acceptable terms, our future financial performance will be limited to the performance of our existing gathering systems and any extensions of those systems to new wells.

         Our acquisition strategy involves many risks, including:

         o difficulties inherent in the integration of operations and systems;

         o the diversion of management's attention from other business concerns; and

         o        the potential loss of key employees of acquired businesses.

         In addition, future acquisitions may involve significant expenditures. Depending upon the nature, size and timing of future acquisitions, we may be required to secure financing. We cannot assure you that additional financing will be available to us on acceptable terms.

         Our ability to expand our gathering systems could be adversely affected if Atlas America fails to provide the required financing. If we elect to use the standby commitment from Atlas America to provide financing described in "Omnibus Agreement - Construction Financing," Atlas America most likely will be required to seek its own financing. If it cannot secure sufficient financing, expansion of our gathering systems could be adversely affected. This could adversely affect our growth and the amount of natural gas transported by our gathering systems.

         The amount of natural gas recoverable from properties potentially served by our gathering systems may be less than our estimates, which could materially adversely affect the amount of natural gas we gather and, thus, our revenues. Estimates of the amount of natural gas recoverable from properties potentially served by our gathering systems may vary substantially from actual amounts that are economically recoverable. There are numerous uncertainties inherent in estimating quantities of recoverable natural gas, including many factors over which Atlas America has no control. Estimates of recoverable natural gas necessarily depend upon a number of factors, any one of which may vary considerably from actual results. These factors and assumptions relate to:

         o the geological features of the rock formations in which the natural gas is found;

         o historical production from the area compared with production from other producing areas;

         o        the assumed effects of regulation by governmental agencies;
                  and

         o assumptions concerning future natural gas prices, operating costs and capital expenditures.

         For these reasons, estimates of the recoverable quantities of natural gas attributable to any particular group of properties, classifications of properties based on risk of recovery of natural gas, and estimates of future net cash flows expected from these properties, as prepared by different engineers or by the same engineers at different times, may vary substantially. Actual production, revenue and expenditures will likely vary from estimates, and these variations may be material. If the amount of recoverable natural gas is materially less than the estimates, the amount of natural gas we gather and, thus, our revenues could be materially adversely affected.

         If Atlas America, Resource Energy or Viking Resources default on their obligations to us, we do not have contractual recourse to Resource America. The omnibus agreement and natural gas agreement between us and Atlas America, Resource Energy and Viking Resources are material to our business, financial condition and results of operations. Although Atlas America, Resource Energy and Viking Resources are subsidiaries of Resource America, Resource America has not guaranteed or otherwise assumed responsibility for any of its subsidiaries' obligations to us.

         A decline in natural gas prices could adversely affect our revenues. Our master natural gas gathering agreement with Atlas America, Resource Energy and Viking Resources provides for gathering fees equal to 16% of the gross sales price of the natural gas we transport, subject to minimum prices of $.35 or $.40 per mcf. Contracts for wells connected to our gathering systems in the future that will not be subject to the master agreement will contain similar fee provisions, but may not establish minimum prices. Our business will therefore depend in part upon the prices at which the natural gas we transport is sold. Although historically there has been an abundant demand for natural gas, there has from time to time been a surplus of natural gas which has caused sharp fluctuations and declines in prices obtainable.

         Gathering system operations are subject to operational hazards and unforeseen interruptions. The operations of our gathering systems are subject to hazards and unforeseen interruptions, including natural disasters, adverse weather, accidents or other events, beyond our control. A casualty occurrence might result in injury and extensive property or environmental damage. Although we intend to maintain customary insurance coverages for gathering systems of similar capacity, we can offer no assurance that these coverages will be sufficient for any casualty loss we may incur.

         If we were to lose the management expertise of Atlas America, we would not have sufficient stand-alone resources to operate. We do not directly employ any of the persons responsible for our management. Rather, we rely on Atlas America personnel to manage and operate our business as officers and employees of our general partner. Therefore, if we were to lose the management expertise of Atlas America, we would not have sufficient stand-alone resources to operate. Further, neither we nor our general partner intends to obtain key man life insurance for the officers and employees of our general partner.

ITEM 2.       PROPERTIES

         Substantially all of our gathering systems are constructed within rights-of-way granted by property owners named in the appropriate land records. In a few cases, property for gathering system purposes was purchased in fee. All of our compressor stations are located on property owned in fee or on property under long-term leases. Our general partner believes that we have satisfactory title to all of our properties.

         Our property or rights-of-way are subject to encumbrances, restrictions and other imperfections, although our general partner does not expect that these imperfections will interfere materially with the conduct of our business. In many instances, lands over which rights-of-way have been obtained are subject to prior liens which have not been subordinated to the right-of-way grants. In a few instances, our rights-of-way are revocable at the election of the land owners. In some cases, not all of the owners named in the appropriate land records have joined in the right-of-way grants, but in substantially all such cases signatures of the owners of majority interests have been obtained. Substantially all permits have been obtained from public authorities to cross over or under, or to lay facilities in or along, water courses, county roads, municipal streets, and state highways, where necessary, although in some instances these permits are revocable at the election of the grantor. Substantially all permits have also been obtained from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor's election. Certain of our rights to lay and maintain pipelines are derived from recorded gas well leases, which wells are currently in production; however, the leases are subject to termination if the wells cease to produce. In some of these cases, the rights to maintain existing pipelines continue in perpetuity, even if the well associated with the lease ceases to be productive. In addition, because many of these leases affect wells at the end of lines, these rights-of-way will not be used for any other purpose once the related well ceases to produce.

ITEM 3.       LEGAL PROCEEDINGS

         We are not, nor are any of our gathering systems, subject to any pending legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER
              MATTERS

         Our common units are listed on the American Stock Exchange under the symbol "APL." Our common units were held by approximately 47 record holders at December 31, 2000.

         The following table sets forth the range of high and low sales prices of our common units and distributions on our common units on a quarterly basis since our common units began trading on January 28, 2000.

                                                                                        Distributions
                                                                                          Declared
                                                        High               Low            Per Unit
                                                       ------           -------         --------------
2001
First Quarter (through March 22, 2001).............    $ 26.75         $  19.19             $   .65

2000
Fourth Quarter.....................................      18.94            13.50                 .56
Third Quarter......................................      19.38            12.75                 .535
Second Quarter.....................................      14.06            10.88                 .45
First Quarter......................................      12.88            10.50                 .295(1)

----------
(1) Minimum quarterly distribution of $.42 prorated for period from inception, January 28, 2000, to March 31, 2000.

         In connection with our initial public offering, we also issued 1,641,026 subordinated units, all of which are held by our general partner. There is no established public trading market for these units.

         Our limited partnership agreement generally requires us to distribute available cash 98% to the limited partners and 2% to our general partner except for our general partner's incentive distribution rights which require distributions of increased percentages of available cash to the general partner as distributions to limited partners exceed specified minimums, as follows:

                                              Percent of available
                                                cash in excess of
               Minimum                             of minimum
         ------------------                 ------------------------
             $    .42                                 15%
             $    .52                                 25%
             $    .60                                 50%

Available cash generally means for any of our quarters, all cash on hand at the end of the quarter less cash reserves that our general partner determines are appropriate to provide for our operating costs, including potential acquisitions, and to provide funds for distributions to the partners for any one or more of the next four quarters.

         Distributions to limited partners are allocated among the limited partners in accordance with their relative number of units except that, during the subordination period, distributions to subordinated units are subordinated to the receipt by the common units of a minimum quarterly distribution of $.42 per common unit, plus any unpaid minimum quarterly distribution amounts from prior periods. The subordination period extends until December 31, 2004 and, thereafter, until certain financial criteria established by our limited partnership agreement are met.

         We make distributions of available cash to unitholders regardless of whether the amount distributed is less than the minimum quarterly distribution. If distributions from available cash on the common units for any quarter during the subordination period are less than the minimum quarterly distribution of $.42 per common unit, holders of common units will be entitled to arrearages. Common unit arrearages will accrue and be payable in a future quarter after the minimum quarterly distribution is paid for the quarter. Subordinated units will not accrue any arrearages on distributions for any quarter. Upon expiration of the subordination period, the subordinated units will convert into common units on a one-for-one basis, and will then participate pro rata with the other common units in distributions of our available cash.

ITEM 6.       SELECTED FINANCIAL DATA

         The following selected financial data should be read together with the financial statements, the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this report. The selected financial data set forth below for the year ended December 31, 2000 is derived from financial statements appearing elsewhere in this report, audited by Grant Thornton LLP.

                                                            For the Year Ended
                                                             December 31, 2000
                                                              (in thousands,
                                                          except per share data)
Income statement data:
Revenues................................................      $     9,466
                                                              ===========
Depreciation and amortization...........................      $     1,020
                                                              ===========
Net income..............................................      $     6,625
                                                              ===========

Net income per limited partner unit-basic and diluted...      $      2.07
                                                              ===========

Cash distributions per common unit......................      $      1.28
                                                              ===========

Balance sheet data:
Total assets............................................      $    22,092
Long-term debt..........................................                -
Common unitholders' capital.............................           18,122
Subordinated unitholder capital.........................            2,074
General partner's capital...............................              (89)
                                                              -----------
   Total capital........................................      $    20,107
                                                              ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         WHEN USED IN THIS FORM 10-K, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. THE RISKS AND UNCERTAINIES ARE DISCUSSED IN ITEM 1 OF THIS REPORT UNDER THE HEADING "RISK FACTORS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

General

         Our principal business objective is to generate income for distribution to our unitholders from the transportation of natural gas through our gathering systems. We completed an initial public offering of our common units in February 2000 and used the proceeds of that offering to acquire the gathering systems formerly owned by Atlas America, Inc. and its affiliates, all subsidiaries of Resource America, Inc. The acquisition agreement provided that operations of the gathering systems from and after January 28, 2000 would be for our account and, accordingly, we deem January 28, 2000 to be the commencement of our operations. The gathering systems gather natural gas from wells in Eastern Ohio, Western New York, and Western Pennsylvania and transport the natural gas primarily to public utility pipelines. To a lesser extent, the gathering systems transport natural gas to end-users. The results of operations discussed below are for the year ended December 31, 2000.

Results of Operations

         The following table sets forth the average volumes transported, transportation rates and revenues received by us for the year ended December 31, 2000.

Average daily throughput volumes (mcf) (1)...............          42,734
                                                            =============
Average transportation rate..............................   $         .65
                                                            =============
Total transportation and compression revenues............   $   9,441,000
                                                            =============

------------
(1) In units of 1,000 cubic feet ("mcf").

Year Ended December 31, 2000

         Revenues. Our primary source of income for the year ended December 31, 2000 was transportation and compression revenue. The two variables which affect transportation and compression revenue are:

         o the volumes of natural gas, expressed in thousands of cubic feet, or "mcfs", that go through our gathering system, and

         o the transportation rate per mcf paid to us under our master natural gas gathering agreement.

         During the year ended December 31, 2000, our average daily throughput volume increased from 39,255 mcfs in the quarter ended March 31, 2000 to 44,676 mcfs in the quarter ended September 30, 2000, an increase of 5,421 mcf (14%). Fourth quarter throughput decreased to 41,946 mcfs, a decrease of 2,730 mcfs (6%), due to early severe winter weather and the associated use of house gas. Our average transportation rate increased from $.45 in the quarter ended March 31, 2000 to $.80 in the quarter ended December 31, 2000, an increase of $.35 (78%). The increase in average daily throughput volume resulted from additional volumes associated with wells drilled by Atlas America. The increase in our average transportation rate was caused by the increase in average natural gas prices received by Atlas America for wells transported through our system, which were $2.91 per mcf during the first quarter of fiscal 2000 and $4.98 per mcf during the fourth quarter of fiscal 2000, an increase of $2.07 or (71%). Although natural gas prices have risen during the current year, there can be no assurances as to the future demand for or price of natural gas.

         Interest income of $25,200 consists of interest earned on funds temporarily invested in short-term money market accounts.

         During the year ended December 31, 2000, we incurred expenses of $2.8 million consisting primarily of $1.2 million of transportation and compression expense relating to transporting natural gas through our pipeline, $576,000 of general and administrative expense, consisting primarily of reimbursements to our General Partner for salaries and benefits ($321,000), professional services including audit, tax consulting, insurance and legal fees ($255,000) and $1.0 million of depreciation and amortization expense.

Liquidity and Capital Resources

         Since commencement of operations, the principal source of our capital resources has been the initial offering of our common units which after offering costs and underwriting discounts and commissions, resulted in net proceeds to us of $17.4 million. Secondarily, we received transportation and compression revenue, and, in October 2000, obtained a $10.0 million revolving credit facility. At December 31, 2000, our current ratio was 1.9 to 1.0.

         Net cash provided by operating activities was $6.0 million in the year ended December 31, 2000 principally derived from $7.7 million of income before depreciation and amortization. Changes in current assets and current liabilities resulted in a net cash use of $1.7 million which includes our transportation receivable. Net cash used in investing activities was $18.0 million in the year ended December 31, 2000, principally for our acquisition, in February 2000, of the gathering systems. At December 31, 2000 property and equipment was approximately 71% of total consolidated assets. Capital expenditures, other than for the initial acquisition of the gathering system were $1.3 million for the year ended December 31, 2000, principally consisting of costs relating to expansion of our existing gathering systems as a result of new wells connected to our system and compressor upgrades. We anticipate capital expenditures for 2001 of $1.75 million which we expect to fund from cash generated by operations and our line of credit. These capital expenditures will go for further expansions of our gathering systems and to improve our facilities by replacing existing lines and upgrading our compressors. As of December 31, 2000, however, we did not have any specific commitments to make any capital expenditures. Our capital expenditures could increase materially from our estimate if the number of wells connected to our gathering systems in fiscal 2001 exceeds our current estimate. Net cash provided by financing activities was $14.0 million in the year ended December 31, 2000, consisting of the proceeds from our initial public offering offset principally by net distributions to unitholders and our general partner of $3.2 million and by $751,000 of costs related to our formation.

         We entered into a $10.0 million revolving credit facility in October 2000. For a description of the terms of this facility, you should read Note 5 to our financial statements. Our principal purpose in obtaining the facility was to help fund the expansion of our existing gathering systems, the acquisitions of other gas gathering systems and ongoing operations. Subsequent to the end of our fiscal year, in January and March 2001, we used $1.25 million and $150,000 of the facility to fund, in part, the acquisitions of a 100 and a 20 mile gas gathering system, respectively.

Inflation and Changes in Prices

         Inflation affects the operating expenses of the gathering systems. Increases in those expenses are not necessarily offset by increases in transportation rates that the gathering operations are able to charge. We have not been materially affected by inflation because we were formed relatively recently and have only a limited period of operations. While we anticipate that inflation will affect our future operating costs, we cannot predict the timing or amounts of any such effects. In addition, the value of the gathering systems has been and will continue to be affected by changes in natural gas prices. Natural gas prices are subject to fluctuations which we are unable to control or accurately predict.

Environmental Regulation

         A continuing trend to greater environmental and safety awareness and increasing environmental regulation has generally resulted in higher operating costs for the oil and gas industry. We monitor environmental and safety laws and we believe are in compliance with applicable environmental laws and regulations. To date, however, compliance with environmental laws and regulations has not had a material impact on our capital expenditures, earnings or competitive position. We believe, however, that environmental and safety costs will increase in the future. We cannot assure you that compliance with environmental laws and regulations will not, in the future, materially adversely affect our operations through increased costs of doing business or restrictions on the manner in which we conduct our operations.

ITEM 7a.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         All of our assets and liabilities are denominated in U.S. dollars, and as a result, we do not have exposure to currency exchange-rate risks.

         We do not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions.

         We are subject to risks associated with the fluctuation of prices of natural gas - see Risk Factors, page 11.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




Report of Independent Certified Public Accountants




Partners
Atlas Pipeline Partners, L.P.


         We have audited the accompanying consolidated balance sheets of Atlas Pipeline Partners, L.P. and subsidiaries (the "Partnership") as of December 31, 2000 and 1999, the related consolidated statements of income, partners' capital (deficit) and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2000 and 1999 and the consolidated results of its operations and its consolidated cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.











/s/ Grant Thornton LLP
---------------------
Cleveland, Ohio
March 2, 2001

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                  December 31,
                                                                            2000                 1999
                                                                     -----------------    -----------------

                  ASSETS

Current assets:
   Cash and cash equivalents......................................    $   2,043,500         $       1,000
   Accounts receivable - affiliates...............................        1,781,400                     -
   Prepaid expenses...............................................            4,400                     -
                                                                      -------------         -------------
     Total current assets.........................................        3,829,300                 1,000

Property and equipment:
   Gas gathering and transmission facilities......................       18,648,900                     -
   Less - accumulated depreciation................................       (2,875,900)                    -
                                                                      -------------         -------------
     Net property and equipment...................................       15,773,000                     -

Goodwill (net of accumulated amortization of $197,300)............        2,392,600                     -

Other Assets (net of accumulated amortization of $8,800)..........           96,600                     -
                                                                      -------------         -------------
                                                                      $  22,091,500         $       1,000
                                                                      =============         =============


                  LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable and accrued liabilities.......................    $     101,100         $           -
   Distribution payable...........................................        1,883,300                     -
                                                                      -------------         -------------
     Total current liabilities....................................        1,984,400                     -

Partners' capital (deficit):
   Common unitholders, 1,500,000 units outstanding................       18,122,200                     -
   Subordinated unitholder, 1,641,026 units outstanding...........        2,073,800                     -
   General partner................................................          (88,900)                1,000
                                                                      -------------         -------------
     Total partners' capital......................................       20,107,100                 1,000
                                                                      -------------         -------------
                                                                      $  22,091,500         $       1,000
                                                                      =============         =============
















           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 2000



Revenues:
   Transportation and compression revenue................    $   9,441,000
   Interest income.......................................           25,200
                                                             -------------
     Total revenues......................................        9,466,200

Costs and expenses:
   Transportation and compression........................        1,223,800
   General and administrative............................          576,300
   Depreciation and amortization.........................        1,019,600
   Property tax..........................................           13,100
   Amortization of deferred finance costs................            8,800
                                                             -------------
     Total costs and expenses............................        2,841,600
                                                             -------------

Net income...............................................    $   6,624,600
                                                             =============

Net income - limited partners............................    $   6,492,100
                                                             =============

Net income - general partner.............................    $     132,500
                                                             =============

Basic and diluted net income per limited partner unit....    $        2.07
                                                             =============

Weighted average limited partner units outstanding.......        3,141,026
                                                             =============



























           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income..........................................................................    $   6,624,600
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization....................................................        1,019,600
   Amortization of deferred finance costs...........................................            8,800
Change in operating assets and liabilities:
   Increase in accounts receivable-affiliates and prepaid expenses..................       (1,785,800)
   Increase  in accounts payable and accrued liabilities............................          101,100
                                                                                        -------------
   Net cash provided by operating activities........................................        5,968,300
                                                                                        -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of gathering systems....................................................      (16,635,100)
Capital expenditures................................................................       (1,329,500)
                                                                                        -------------
   Net cash used in investing activities............................................      (17,964,600)
                                                                                        -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering...............................................       18,135,000
Payment of formation costs..........................................................         (751,000)
Capital contribution................................................................          443,100
Distributions to partners...........................................................       (3,682,900)
Increase in other assets............................................................         (105,400)
                                                                                        -------------
   Net cash provided by financing activities........................................       14,038,800
                                                                                        -------------
Increase in cash and cash equivalents...............................................        2,042,500
Cash and cash equivalents, beginning of year........................................            1,000
                                                                                        -------------
Cash and cash equivalents, end of year..............................................    $   2,043,500
                                                                                        =============














          See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                          YEAR ENDED DECEMBER 31, 2000



                                            Number of Limited                                                            Total
                                              Partner Units                                                            Partners'
                                       -------------------------                                        General        Capital
                                        Common      Subordinated       Common          Subordinated     Partner       (Deficit)
                                       -----------------------------------------------------------------------------------------
Balance at January 1, 2000.........                            -    $           -     $          -    $    1,000   $       1,000
Issuance of common units...........     1,500,000              -       18,135,000                -             -      18,135,000
Issuance of subordinated units.....             -      1,641,026                -        1,220,600             -       1,220,600
Payment of offering expenses.......             -              -         (352,500)        (382,400)      (16,100)       (751,000)
Capital contribution...............             -              -                -                -       443,100         443,100
Distribution to partners...........             -              -       (1,920,600)      (1,237,200)     (525,100)     (3,682,900)
Distribution payable...............             -              -         (840,000)        (919,000)     (124,300)     (1,883,300)
Net income.........................             -              -        3,100,300        3,391,800       132,500       6,624,600
                                       ----------    -----------    -------------     ------------    ----------   -------------
Balance at December 31, 2000.......     1,500,000      1,641,026    $  18,122,200     $  2,073,800    $  (88,900)  $  20,107,100
                                       ==========    ===========    =============     ============    ==========   =============





















           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS

The Partnership

         Atlas Pipeline Partners, L.P. (the "Partnership") is a Delaware limited partnership formed in May 1999 to acquire, own and operate natural gas gathering systems theretofore owned by Atlas America, Inc. ("Atlas") and its affiliates, Viking Resources Corporation ("VRC") and Resource Energy, Inc. ("REI") (collectively referred to as the Predecessor), all of which were wholly-owned subsidiaries of Resource America, Inc. ("RAI" or "Parent"). RAI is a publicly traded company (trading under the symbol REXI on NASDAQ) operating in the energy and real estate finance business sectors.

         The accompanying financial statements and related notes present the Partnership's consolidated financial position as of December 31, 2000 and 1999 and the results of its consolidated operations, cash flows and changes in partners' capital for the period from commencement of operations on January 28, 2000 through December 31, 2000, hereafter referred to as the year ended December 31, 2000. All material intercompany transactions and accounts have been eliminated.

Initial Public Offering and Concurrent Transactions

         On February 2, 2000, the Partnership completed its initial public offering (the "IPO") of 1,500,000 common units ("Common Units") representing limited partner interests in the Partnership at a price of $13.00 per unit. The Partnership retained for working capital purposes $750,000 of the $18.1 million of net proceeds from the IPO and used the balance to pay certain offering costs and, along with the issuance of 1,641,026 subordinated units valued at $21.3 million, to acquire the gathering systems from the Predecessor.

         Consistent with guidance provided by the Emerging Issues Task Force in Issue No. 87-21 "Change of Accounting Basis in Master Limited Partnership Transactions," the Partnership maintained the carrying value of the Predecessor's historical gas gathering and transmission facilities and associated goodwill of $17.8 million. The issuance of the subordinated units were valued in the financial statements at $1.2 million, which represented the excess of the Predecessor's carrying value in the transferred assets over the cash amount paid for them.

Partnership Structure and Management

         The Partnership's operations are conducted through subsidiary entities whose equity interests are owned by Atlas Pipeline Operating Partnership, L.P., an operating partnership (the "Operating Partnership"). Atlas Pipeline Partners GP, LLC (the General Partner and a wholly-owned subsidiary of Atlas), owns, through its general partner interests in the Partnership and the Operating Partnership, a 2% general partner interest in the consolidated pipeline operations. The remaining 98% is owned by limited partner interests of which 47% consists of Common Units and 51% consists of subordinated units ("Subordinated Units"). The rights of holders of the Subordinated Units are different from and are subordinated to the rights of the holders of common units to participate in distributions. Through the ownership of these Subordinated Units and the General Partner interest, the General Partner effectively manages and controls both the Partnership and the Operating Partnership.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Partnership, the Operating Partnership and the Operating Partnership's wholly-owned subsidiaries. The General Partner's interest in the Operating Partnership is reported as part of its overall 2% general partner interest in the Partnership, as opposed to a minority interest. All material intercompany transactions have been eliminated.

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

Property and Equipment

         Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Gas gathering and transmission facilities are depreciated over 15 or 20 years using the double declining balance and straight-line methods. Other equipment is depreciated over 5 to 10 years using the straight-line method.

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

Goodwill

         Goodwill is associated with the Predecessor's acquisition of the gas gathering operations, and has been maintained at the Predecessor's carrying value. Goodwill is being amortized over a period of 30 years, using the straight-line method.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Distributions

         The Partnership is required to distribute, within 45 days of the end of each quarter, all of its available cash for that quarter. For each quarter during the subordination period (through January 2003), to the extent there is sufficient cash available, the Common Unit holders have the right to receive a minimum quarterly distribution ("MQD") of $.42 per unit prior to any distribution to the subordinated units. The Partnership has met all MQD requirements since inception. The General Partner, Atlas Pipeline Partners GP, LLC, in connection with a distribution support agreement, was required to advance the first distribution due to the average lag time between transportation of volumes and receipt of cash. The General Partner was subsequently repaid from the second quarterly distribution. If distributions in any quarter exceed specified target levels, our general partner will receive between 15% and 50% of such distributions in excess of the specified target levels.

Federal Income Taxes

         The Partnership is a limited partnership. As a result, the Partnership's income for federal income tax purposes is reportable on the tax returns of the individual partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership.

         Net income, for financial statement purposes, may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the partnership agreement. These different allocations can and usually will result in significantly different tax capital account balances in comparison to the capital accounts per the consolidated financial statements.

Revenue Recognition

         Revenues are recognized at the time the natural gas is transmitted through the gathering systems. Under the terms of the master natural gas gathering agreement with Atlas America and its affiliates, ("Atlas"), the Partnership receives fees for gathering natural gas from wells either owned by Atlas, and limited partnerships sponsored by Atlas or by independent third parties whose wells were connected to the Partnership's gathering systems when operations commenced. The fees received for the gathering services are the greater of 16% of the gross sales price for gas produced from the wells, or $.35 or $.40 per thousand cubic feet ("mcf"), depending on the ownership of the well. Substantially all revenues received to date were derived from this agreement.

Fair Value of Financial Instruments

         For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Net Income Per Unit

         There is no difference between basic and diluted net income per limited partner unit since there are no potentially dilutive units outstanding. Net income per limited partner unit is determined by dividing net income, after deducting the General Partner's 2% interest, by the weighted average number of outstanding Common Units and Subordinated Units (a total of 3,141,026 units as of December 31, 2000).

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

Supplemental Disclosure of Cash Flow Information

         During the year ended December 31, 2000, the Partnership did not pay cash for either interest or income taxes.

         Non-cash activities include the issuance of subordinated units issued as partial payment for gas gathering transmission facilities (see Note 1).


Concentration of Credit Risk

         Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash. The Partnership places its temporary cash investments in high quality short-term money market instruments and deposits with high quality financial institutions and brokerage firms. At December 31, 2000, the Partnership had $2.0 million in deposits at one bank, of which $1.9 million is over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 3 - RELATED PARTY TRANSACTIONS

         The Partnership is affiliated with RAI and its subsidiaries, including Atlas, VRC and REI ("Affiliates"). The Partnership is dependent upon the resources and services provided by RAI and these Affiliates. Accounts receivable-affiliates represents the net balance due from these Affiliates for gas transported through the gathering systems, net of reimbursements for Partnership costs and expenses paid by these Affiliates.

         The Partnership does not currently directly employ any persons to manage or operate its business. These functions are provided by the General Partner and employees of RAI and/or its Affiliates who are retained by the General Partner. The General Partner does not receive a management fee or other compensation in connection with its management of the Partnership. The Partnership reimburses the General Partner for all direct and indirect costs of services provided, including the cost of employees, officer and managing board member compensation and benefits properly allocable to the Partnership, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. The partnership agreement provides that the General Partner will determine the expenses that are allocable to the Partnership in any reasonable manner determined by the General Partner at its sole discretion. For the year ended December 31, 2000, such costs reimbursed to the General Partner by the Partnership, without markup, were approximately $3.0 million, including costs capitalized by the Partnership. Under an agreement with Atlas America and its affiliates ("Atlas"), Atlas must construct lines from its existing wells to a point of connection to the Partnership's gathering systems. The Partnership must, at its own cost, extend its system to connect to any such lines extended to within 1,000 feet of its gathering systems. With respect to wells to be drilled by Atlas that will be more than 3,500 feet from the Partnership's gathering systems, the Partnership has various options to connect those wells to its gathering systems at its own cost.

Credit Facility

         Atlas has agreed to provide the Partnership with financing for the cost of constructing new gathering system expansions for a period of five years from February 2, 2000, on a stand-by basis. If the Partnership chooses to use this stand-by commitment, the financing will be provided through the issuance of Common Units to Atlas. The number of Common Units issued will be based upon the construction costs advanced and the fair value of the Common Units at the time of such advances. The commitment is for a maximum of $1.5 million in any contract year. As of December 31, 2000, no advances have been made under this credit facility.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 4 - DISTRIBUTION DECLARED

         On December 19, 2000, the Partnership declared a cash distribution of $.56 per unit on its outstanding Common Units and Subordinated Units. The distribution represented the available cash flow for the three months ended December 31, 2000. The $1,883,300 distribution, which included a distribution of $124,300 to the General Partner, was paid on February 9, 2001 to unit holders of record on December 29, 2000.

NOTE 5 - LONG-TERM DEBT AND CREDIT FACILITY

         In October 2000, the Partnership entered into a $10.0 million revolving credit facility administered by PNC Bank. Up to $3.0 million of the facility may be used for standby letters of credit. Borrowings under the facility are secured by a lien on and security interest in all the property of the Partnership and its subsidiaries, including pledges by the Partnership of the issued and outstanding units of its subsidiaries. The revolving credit facility has a term ending in October 2003 and bears interest at one of two rates, elected at the Partnership's option: (i) the Base Rate plus the Applicable Margin or (ii) the Euro Rate plus the Applicable Margin. As used in the facility agreement, the Base Rate is the higher of (a) PNC Bank's prime rate or (b) the sum of the federal funds rate plus 50 basis points. The Euro Rate is (x) the average of specified LIBOR rates divided by (y) 1.00 minus the percentage prescribed by the Federal Reserve Board for determining the reserve requirements for euro currency funding. The Applicable Margin varies with the Partnership's leverage ratio from between 150 to 200 basis points (for the Euro Rate option) or 0 to 50 basis points (for the Base Rate option). Draws under any letter of credit bear interest as specified under (i), above. The credit facility contains financial covenants, including the requirement that the Partnership maintain: (a) a leverage ratio not to exceed 3.00 to 1.0, (b) an interest coverage ratio greater than 3.5 to 1.0 and (c) a minimum tangible net worth of $14.0 million. In addition, the facility limits, among other things, sales, leases or transfers of property by the Partnership, the incurrence by the Partnership of other indebtedness and certain investments by the Partnership. As of December 31, 2000, no borrowings have been made under this facility.

NOTE 6 - SUBSEQUENT EVENTS

         In January 2001, the Partnership acquired the gas gathering system of Kingston Oil Corporation. The gas gathering system consists of approximately 100 miles of pipeline located in southeastern Ohio. The purchase price consisted of $1.25 million of cash and 88,235 common units. The Partnership drew on the $10.0 million line of credit in order to make the cash payment.

         In March 2001, the Partnership acquired the gas gathering system of American Refining and Exploration Company. The gas gathering system consists of approximately 20 miles of pipeline located in Fayette County, Pennsylvania. The purchase price consisted of $150,000 of cash and 32,924 common units. The Partnership drew on its $10.0 million line of credit in order to make the cash payment.

         These acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase prices were allocated to the assets acquired based on their fair values at the dates of acquisition.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)


                                                                                For the Quarter Ended
                                                             -------------------------------------------------------------
                                                              March 31        June 30      September 30       December 31
                                                              --------     -----------     ------------       -----------
                                                                   (in thousands, except for unit and per unit data)
Revenues....................................................  $   1,150      $   2,295       $  2,938         $   3,083
Costs and expenses..........................................        384            656            945               856
Net income..................................................        766          1,639          1,993             2,227
Net income - limited partners...............................        751          1,606          1,953             2,182
Net income - general partner................................         15             33             40                45
Basic and diluted net income per limited partner unit.......        .24            .51            .62               .70
Weighted average units outstanding..........................  3,141,026      3,141,026      3,141,026         3,141,026


ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
              DISCLOSURE

         None

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

         As is commonly the case with publicly traded limited partnerships, we are managed and operated by our general partner. The following table sets forth information with respect to the executive officers and managing board members of our general partner, Atlas Pipeline Partners GP, LLC. Executive officers and managing board members serve one year terms.

Name                         Age      Position with General Partner
----                         ---      -----------------------------
Edward E. Cohen               62      Chairman of the Managing Board
Jonathan Z. Cohen             30      Vice-Chairman of the Managing Board
Michael L. Staines            51      President, Chief Operating Officer,
                                          Secretary and Managing Board Member
Jeffrey C. Simmons            42      Vice President
Frank P. Carolas              41      Vice President
William R. Seiler             46      Vice President and Controller
Nancy J. McGurk               45      Chief Accounting Officer
Tony C. Banks                 46      Managing Board Member
William R. Bagnell            38      Managing Board Member
George C. Beyer, Jr.          61      Managing Board Member
William P. Nicoletti          55      Managing Board Member

         Edward E. Cohen has been Chairman of the Board of Resource America since 1990 and Chief Executive Officer and a director of Resource America since 1988. He has been Chairman of the Board of Directors of Atlas America since 1998. He is Chairman of the Board of Directors and a director of Brandywine Construction & Management, Inc., a real estate construction and management company. Mr. Cohen is the father of Jonathan Z. Cohen.

         Jonathan Z. Cohen has been Senior Vice President of Resource America since 1999. Prior thereto, Mr. Cohen had been a Vice President of Resource America since 1998. Mr. Cohen has been Vice Chairman and a director of Atlas America and a director of Resource Energy since 1998. Since 1997, Mr. Cohen has also served as Trustee and Secretary of RAIT Investment Trust, a real estate investment trust. From 1994 to 1997, Mr. Cohen was Chief Executive Officer of Blue Guitar Films, Inc., a New York based media company. Mr. Cohen is the son of Edward E. Cohen.

         Michael L. Staines has been Senior Vice President of Resource America since 1989 and served as a director and Secretary from 1989 through 2000. Mr. Staines has also been President, Secretary and a director of Resource Energy since 1993. Since 1998, Mr. Staines has also been Executive Vice President, Secretary and a director of Atlas America. Mr. Staines is a member of the Ohio Oil and Gas Association and the Independent Oil and Gas Association of New York.

         Jeffrey C. Simmons has served in various positions at Atlas America since 1998, most recently as Executive Vice President. Mr. Simmons joined Resource America in 1986 as Senior Petroleum Engineer. In 1994 he was promoted to Vice President of Resource Energy. Since 1997 he has served as the Executive Vice President, Chief Operating Officer and a director of Resource Energy.

         Frank P. Carolas has been employed as a geologist with Atlas America and its predecessors since 1981, becoming Executive Vice President in 2001. Mr. Carolas is a certified petroleum geologist.

         William R. Seiler has been Vice President and Treasurer of Atlas America since 1999. From 1974 to 1999, Mr. Seiler was employed in various financial and accounting positions with Consolidated Natural Gas Company, most recently as Manager of Strategic Financial Planning. Mr. Seiler has served on the American Gas Association Statistics and Load Forecasting Committee.

         Nancy J. McGurk has been Vice President of Resource America since 1992 and Treasurer and Chief Accounting Officer of Resource America since 1989. Ms. McGurk has been Vice President-Finance of Resource Energy, Inc. since 1995.

         Tony C. Banks was President and Chief Executive Officer of Atlas America from October 1, 1999 to December 31, 2000, and has been a director of Atlas America since 1998. Mr. Banks has been Chairman of Optiron Corporation, a subsidiary of Atlas America involved in energy technology, since September 2000. Prior thereto, he had been Senior Vice President, Chief Financial Officer and director of The Atlas Group, Inc. From 1995 to 1998, Mr. Banks was a Vice President of various subsidiaries of Atlas America. From 1974 to 1995, Mr. Banks was employed in various accounting and administrative positions with subsidiaries of Consolidated Natural Gas Company, most recently as Treasurer of its national energy marketing subsidiary.

         William R. Bagnell has been Vice President-Energy for Planalytics, Inc., an energy industry software company, since March 2000. Before that, he was from 1998 the Director of Sales for Fisher Tank Company, a national manufacturer of carbon and stainless steel bulk storage tanks. From 1992 through 1998 Mr. Bagnell was a Manager of Business Development for Buckeye Pipeline Company, LP, a publicly traded master limited partnership which is a transporter of refined petroleum products.

         George C. Beyer, Jr. has been Chief Executive Officer of Valley Forge Financial Group, a financial planning company, since 1967, and is a co-founder of Valley Forge Technologies Group, Inc. Mr. Beyer was also a co-founder of IBS, Inc., an employee benefits consulting firm. Mr. Beyer serves as a director of Commonwealth Bancorp, IBS, Valley Forge Financial Group, Inc., Valley Forge Pension Management, Inc., Valley Forge Investment Consultants, Inc. and Valley Forge Technologies Group, Inc.

         William P. Nicoletti is Managing Director for Nicoletti & Company Inc., a private investment banking firm serving clients in the energy and transportation industries. In addition, Mr. Nicoletti serves as a Senior Advisor to the Energy Investment Banking Group of McDonald Investments Inc. From March 1998 until July 1999, Mr. Nicoletti was a Managing Director and co-head of Energy Investment Banking for McDonald Investments Inc. Prior to forming Nicoletti & Company Inc. in 1991, Mr. Nicoletti was a Managing Director and head of Energy Investment Banking for PaineWebber Incorporated. Previously, he held a similar position at E.F. Hutton & Company Inc. Mr. Nicoletti is a director of Star Gas LLC, the general partner of Star Gas Partners, L.P., a publicly traded master limited partnership that distributes propane gas and heating oil. He is also a director of StatesRail, Inc., a short-line railroad holding company.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and managing board members of our general partner and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all such reports.

         Based solely on our review of reports received by us, or written representations from certain reporting persons that they were not required to make any filings, we believe that, during fiscal 2000, the executive officers and directors of our general partner and greater than ten percent unitholders complied with all applicable filing requirements.

Reimbursement of Expenses of Our General Partner and its Affiliates

         Our general partner does not receive any management fee or other compensation for its services. We reimburse our general partner and its affiliates, including Atlas America, for all expenses incurred in our behalf. These expenses include the costs of employee, officer and managing board member compensation and benefits properly allocable to us and all other expenses necessary or appropriate to the conduct of our business. The partnership agreement provides that the general partner will determine the expenses that are allocable to us in any reasonable manner determined by the general partner in its sole discretion. The general partner allocates the costs of employee and officer compensation and benefits based upon the amount of business time spent by those employees and officers on our business. We reimbursed our general partner $3.0 million for expenses incurred during fiscal 2000.

ITEM 11.      EXECUTIVE COMPENSATION

Executive Compensation

         We do not directly compensate the executive officers of our general partner. Rather, Atlas America and its affiliates allocate the compensation of the executive officers between activities on behalf of our general partner and us and activities on behalf of Atlas America and its affiliates, and we reimburse our general partner for the compensation allocated to us. The compensation allocation for fiscal 2000 was $321,000.

Compensation of Managing Board Members

         No additional remuneration will be paid to officers or employees of our general partner who also serve as managing board members. Each independent managing board member receives an annual retainer of $6,000 together with $1,000 for each board meeting attended, $1,000 for each committee meeting attended where he is chairman of the committee and $500 for each committee meeting attended where he is not chairman. In addition, we reimburse each independent board member for his out-of-pocket expenses in connection with attending meetings of the board or committees. We indemnify our general partner's managing board members for actions associated with being managing board members to the extent permitted under Delaware law.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number and percentage of units beneficially owned, as of December 31, 2000, by (a) each person who, to our knowledge beneficially owns 5% or more of our units, (b) each of the present managing board members of our general partner, (c) each of the executive officers of our general partner, and (d) all of the present executive officers and managing board members of our general partner as a group. The subordinated units listed opposite the name of each managing board member and executive officer of our general partner represent subordinated units owned by our general partner.

                                                                   Percentage of                               Percentage of
                                                                  Common Units to        Subordinated          Subordinated
                                           Common Units to be     be Beneficially         Units to be           Units to be
       Name of Beneficial Owner (1)        Beneficially Owned         Owned            Beneficially Owned     Beneficially Owned
       ----------------------------        ------------------         -----            ------------------     ------------------
Atlas Pipeline Partners GP/Atlas America             -                   -               1,641,026              100%
Edward E. Cohen.......................             8,250                 -               1,641,026              100%
Jonathan Z. Cohen.....................             8,400                 -               1,641,026              100%
Michael L. Staines....................               -                   -               1,641,026              100%
Jeffrey C. Simmons....................               -                   -               1,641,026              100%
Frank P. Carolas......................               -                   -               1,641,026              100%
William R. Seiler.....................               -                   -               1,641,026              100%
Nancy J. McGurk.......................               -                   -               1,641,026              100%
Tony C. Banks.........................               -                   -               1,641,026              100%
William R. Bagnell....................               -                   -               1,641,026              100%
George C. Beyer, Jr...................               -                   -               1,641,026              100%
William P. Nicoletti..................               -                   -               1,641,026              100%
Managing board members and executive
   officers as a group (11 persons)...               -                   -               1,641,026              100%

---------

(1) The address for Atlas Pipeline Partners GP, Atlas America and Messrs Banks, Carolas and Seiler is 311 Rouser Road, Moon Township, PA 15108; the address for Messrs. Cohen, Cohen, Staines, Bagnell, Beyer and Nicoletti is c/o Resource America, Inc., 1521 Locust Street, Philadelphia, PA 19102; and the address for Ms. McGurk and Mr. Simmons is c/o Resource America, Inc., Akron-Canton Corporate Center I, 3500 Massillon Road, Suite 100, Uniontown, OH 44685.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         At December 31, 2000, our general partner owned 1,641,026 subordinated units constituting a 51% limited partnership interest in us. Our general partner also owned, through its 1.0101% general partnership interest in us and 1.0101% general partnership interest in our operating subsidiary, Atlas Pipeline Operating Partnership, a 2% general partner interest in our consolidated pipeline operations. Through ownership of the subordinated units and its general partner interest, our general partner manages and controls both us and Atlas Pipeline Operating Partnership.

         As discussed in Item 10, under "Reimbursement of Expenses of Our General Partner and its Affiliates," we reimburse our general partner for expenses it incurs in managing us and our operations.

         As discussed in Item 1, at the close of our initial public offering, we acquired our gathering systems from Atlas America and its affiliates, and entered into both the omnibus agreement and the master natural gas gathering agreement. These agreements were not the result of arms-length negotiations and, accordingly, we cannot assure you that we could have obtained more favorable terms from independent third parties similarly situated. However, since these agreement principally involve the imposition of obligations on Atlas America and its affiliates, we do not believe that we could obtain similar agreements from independent third parties.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)   Financial Statements
                    The financial statements required by this Item 14(a)(1) are set forth in Part II, Item 8.

         (a)(2)   Financial Statement Schedules
                     No schedules are required to be presented.

         (a)(3)   Exhibits
                   3.1   (1) Amended and Restated Agreement of Limited
                               Partnership of Atlas Pipeline Partners, L.P.
                   3.2   (1) Certificate of Limited Partnership of Atlas
                               Pipeline Partners, L.P.
                   3.3   (1) Certificate of Limited Partnership of Atlas
                               Pipeline Operating Partnership, L.P.
                   4.1   (1) Common unit certificate
                  10.1   (1) Amended and Restated Agreement of Limited
                               Partnership of Atlas Pipeline Operating
                               Partnership, L.P.
                  10.2   (1) Omnibus Agreement among Atlas Pipeline Partners,
                               L.P., Atlas Pipeline Operating Partnership, L.P., Atlas America, Inc., Resource Energy Inc. and Viking Resources Corporation
                  10.3   (1) Master Natural Gas Agreement among Atlas Pipeline
                               Partners, L.P., Atlas Operating Pipeline
                               Partnership, L.P., Atlas America, Inc., Resource Energy, Inc. and Viking Resources Corporation
                  10.4   (1) Distribution Support Agreement between Atlas
                               Pipeline Partners, L.P. and Atlas Pipeline
                               Partners, GP, LLC
                  10.5       Loan Agreement among Atlas Pipeline Partners, L.P.,
                               PNC Bank and First Union National Bank.
                  21.1       Subsidiaries of Atlas Pipeline Partners, L.P.

-------------
(1) Filed previously as an exhibit to our Registration Statement on Form S-1 (Registration No. 333-85193) and by this reference incorporated herein.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ATLAS PIPELINE PARTNERS, L.P. (Registrant)
                                        By:  Atlas Pipeline Partners GP, LLC, its General Partner
March 28, 2001                          By:  /s/ Edward E. Cohen
                                             -----------------------------------------------------
                                             Chairman of the Managing Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 28, 2001.


/s/ Edward E. Cohen                     Chairman of the Managing Board of the General Partner
-------------------------------
EDWARD E. COHEN

/s/ Jonathan Z. Cohen                   Vice Chairman of the Managing Board of the General Partner
-------------------------------
JONATHAN Z. COHEN

/s/ Michael L. Staines                  President, Chief Operating Officer, Secretary and
-------------------------------         Managing Board Member of the General Partner
MICHAEL L. STAINES

/s/ Jeffrey C. Simmons                  Vice President of the General Partner
-------------------------------
JEFFREY C. SIMMONS

/s/ Frank P. Carolas                    Vice President of the General Partner
-------------------------------
FRANK P. CAROLAS

/s/ William R. Seiler                   Vice President and Controller of the General Partner
-------------------------------
WILLIAM R. SEILER

/s/ Nancy J. McGurk                     Chief Accounting Officer of the General Partner
-------------------------------
NANCY J. McGURK

/s/ Tony C. Banks                       Managing Board Member of the General Partner
-------------------------------
TONY C. BANKS

/s/ William R. Bagnell                  Managing Board Member of the General Partner
-------------------------------
WILLIAM R. BAGNELL

/s/ George C. Beyer, Jr.                Managing Board Member of the General Partner
-------------------------------
GEORGE C. BEYER, JR.

/s/ William P. Nicoletti                Managing Board Member of the General Partner
-------------------------------
WILLIAM P. NICOLETTI
