Form 10-Q
period 2001-03-31
ATLAS PIPELINE PARTNERS LP
filed 2001-05-14
CIK 1092914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

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

                                 Yes [X] No [ ]



         As of May 11, 2001, there were outstanding 1,621,159 Common Units and 1,641,026 Subordinated Units

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

PART I.       FINANCIAL INFORMATION                                                                                     PAGE
                                                                                                                        ----
Item 1.       Financial Statements

              Consolidated Balance Sheets as of March 31, 2001 (Unaudited)
                and December 31, 2000...............................................................................      3

              Consolidated Statements of Income for the Three Months Ended March 31, 2001 and
                the Period Ended March 31, 2000 (Unaudited).........................................................      4

              Consolidated Statement of Partners' Capital (Deficit) (Unaudited) for the Three Months
                Ended March 31, 2001................................................................................      5

              Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and
                the Period Ended March 31, 2000 (Unaudited).........................................................      6

              Notes to Consolidated Financial Statements (Unaudited)................................................      7

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations...........................................................................      9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk............................................     11

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K......................................................................     12

SIGNATURES    ......................................................................................................     13

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           March 31,        December 31,
                                                                                             2001                2000
                                                                                        -------------       -------------
                                                                                          (Unaudited)
                  ASSETS

Current assets:
   Cash and cash equivalents........................................................    $   2,626,300       $   2,043,500
   Accounts receivable - affiliates.................................................        2,633,100           1,781,400
   Prepaid expenses.................................................................           80,300               4,400
                                                                                        -------------       -------------
     Total current assets...........................................................        5,339,700           3,829,300

Property and equipment:
   Gas gathering and transmission facilities........................................       22,669,300          18,648,900
   Less - accumulated depreciation..................................................       (3,176,100)         (2,875,900)
                                                                                        -------------       -------------
     Net property and equipment.....................................................       19,493,200          15,773,000

Goodwill (net of accumulated amortization of $219,300 and $197,300).................        2,370,600           2,392,600

Other assets (net of accumulated amortization of $24,900 and $8,800)................           83,500              96,600
                                                                                        -------------       -------------
                                                                                        $  27,287,000       $  22,091,500
                                                                                        =============       =============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current liabilities:
   Accounts payable and accrued liabilities.........................................    $     148,100       $     101,100
   Distribution payable.............................................................        2,498,700           1,883,300
                                                                                        -------------       -------------
     Total current liabilities......................................................        2,646,800           1,984,400

Long-term debt......................................................................        1,400,000                   -

Partners' capital (deficit):
   Common unitholders, 1,621,159 and 1,500,000 units outstanding....................       20,886,000          18,122,200
   Subordinated unitholder, 1,641,026 units outstanding.............................        2,427,200           2,073,800
   General partner..................................................................          (73,000)            (88,900)
                                                                                        --------------      -------------
     Total partners' capital........................................................       23,240,200          20,107,100
                                                                                        -------------       -------------
                                                                                        $  27,287,000       $  22,091,500
                                                                                        =============       =============






           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                       AND THE PERIOD ENDED MARCH 31, 2000
                                   (Unaudited)

                                                                                               2001                2000
                                                                                          --------------      -------------
Revenues:
   Transportation and compression revenue...............................................  $    4,271,100      $   1,140,200
   Interest income......................................................................           9,600              9,700
                                                                                          --------------      -------------
     Total revenues.....................................................................       4,280,700          1,149,900

Costs and expenses:
   Transportation and compression.......................................................         299,300            126,300
   General and administrative...........................................................         272,700             67,900
   Depreciation and amortization........................................................         322,200            189,000
   Interest.............................................................................          42,300                  -
   Property tax.........................................................................           7,900              1,100
                                                                                          --------------      -------------
     Total costs and expenses...........................................................         944,400            384,300
                                                                                          --------------      -------------

Net income..............................................................................  $    3,336,300      $     765,600
                                                                                          ==============      =============

Net income - limited partners...........................................................  $    2,987,600      $     750,300
                                                                                          ==============      =============

Net income - general partner............................................................  $      348,700      $      15,300
                                                                                          ==============      =============

Basic and diluted net income per limited partner unit...................................  $         .92       $         .24
                                                                                          ==============      =============

Weighted average limited partner units outstanding......................................       3,231,193          3,141,026
                                                                                          ==============      =============







           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

                                                  Number of Limited                       Capital
                                                    Partner Units       --------------------------------------        Total
                                               -----------------------                                General       Partners'
                                                Common    Subordinated     Common      Subordinated   Partner    Capital (Deficit)
                                               ---------  ------------   -----------   ------------   --------   ----------------
Balance at January 1, 2001................     1,500,000     1,641,026   $18,122,200   $  2,073,800   $(88,900)  $     20,107,100
Issuance of common units..................       121,159             -     2,250,000              -          -          2,250,000
Capital contributions.....................             -             -             -              -     45,500             45,500
Distribution payable......................             -             -    (1,053,800)    (1,066,600)  (378,300)        (2,498,700)
Net income................................             -             -     1,567,600      1,420,000    348,700          3,336,300
                                               ---------  ------------   -----------   ------------   --------   ----------------
Balance at March 31, 2001.................     1,621,159     1,641,026   $20,886,000   $  2,427,200   $(73,000)  $     23,240,200
                                               =========  ============   ===========   ============   ========   ================





           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                       AND THE PERIOD ENDED MARCH 31, 2000
                                   (Unaudited)

                                                                                               2001                2000
                                                                                          --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..........................................................................      $    3,336,300      $     765,600
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization....................................................             322,200            189,000
   Amortization of deferred finance costs...........................................              16,100                  -
Change in operating assets and liabilities:
   Increase in accounts receivable-affiliates and prepaid expenses..................            (927,600)          (978,900)
   Increase in accounts payable and accrued liabilities.............................              47,000              1,100
                                                                                          --------------      -------------
     Net cash provided by (used in) operating activities............................           2,794,000            (23,200)
                                                                                          --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of gathering systems...................................................          (1,400,000)       (16,635,100)
Capital expenditures................................................................            (370,400)          (606,600)
                                                                                        -----------------     -------------
     Net cash used in investing activities..........................................          (1,770,400)       (17,241,700)
                                                                                        -----------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings..........................................................................           1,400,000                  -
Capital contributions...............................................................              45,500         18,135,000
Distribution to partners............................................................          (1,883,300)                 -
Increase in other assets............................................................              (3,000)                 -
Payment of formation costs..........................................................                   -           (750,000)
                                                                                        ----------------      -------------
     Net cash (used in) provided by financing activities............................            (440,800)        17,385,000
                                                                                        -----------------     -------------
Increase in cash and cash equivalents...............................................             582,800            120,100
Cash and cash equivalents, beginning of period......................................           2,043,500                  -
                                                                                        ----------------      -------------
Cash and cash equivalents, end of period............................................    $      2,626,300      $     120,100
                                                                                        ================      =============








           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the interim period included herein have been made.

         Certain reclassifications have been made to the consolidated financial statements for the period ended March 31, 2000 to conform with the three months ended March 31, 2001.

         The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

NOTE 2 - THE PARTNERSHIP

         The accompanying financial statements and related notes present the Partnership's consolidated financial position as of March 31, 2001 and December 31, 2000 and the results of its consolidated operations, cash flows and changes in partners' capital (deficit) for the period from commencement of operations on January 28, 2000 through March 31, 2000 (hereafter referred to as the period ended March 31, 2000) and for the three months ended March 31, 2001.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

         For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Net Income Per Unit

         There is no difference between basic and diluted net income per limited partner unit since there are no potentially dilutive units outstanding. Net income per limited partner unit is determined by dividing net income, after deducting the General Partner's 2% and incentive interests, by the weighted average number of outstanding Common Units and Subordinated Units (a total of 3,231,193 and 3,141,026 units as of March 31, 2001 and 2000, respectively).

Comprehensive Income

         The Partnership is subject to the provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which requires disclosure of comprehensive income and its components. Comprehensive income includes net income and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income." The Partnership has no material elements of comprehensive income, other than net income, to report.

Cash Flow Statements

         For purposes of the statement of cash flows, all highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 2001
                                   (Unaudited)



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Supplemental Disclosure of Cash Flow Information

         Information for the three months and period ended March 31, 2001 and 2000, respectively, is as follows:

                                                                                             2001             2000
                                                                                        -------------     -------------
Cash paid for:
     Interest.......................................................................    $           -     $           -
                                                                                        =============     =============

Non-cash activities:
     Issuance of common and subordinated units in exchange for
       gas gathering and transmission facilities....................................    $   2,250,000 (1) $  21,333,300 (2)
                                                                                        =============     =============

(1)  common units
(2)  subordinated units

NOTE 4 - DISTRIBUTION DECLARED

         On March 20, 2001, the Partnership declared a cash distribution of $.65 per unit on its outstanding Common Units and Subordinated Units. The distribution represents the available cash flow for the three months ended March 31, 2001. The $2,498,700 distribution, which included a distribution of $378,300 to the General Partner, was paid on May 11, 2001 to unit holders of record on March 30, 2001.

NOTE 5 - ACQUISITIONS

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

         Our principal business objective is to generate income for distribution to our unitholders from the transportation of natural gas through our gathering systems. We completed an initial public offering of our common units in February 2000 and used the proceeds of that offering to acquire the gathering systems formerly owned by Atlas America, Inc. and its affiliates, all subsidiaries of Resource America, Inc. The acquisition agreement provided that operations of the gathering systems from and after January 28, 2000 would be for our account and, accordingly, we deem January 28, 2000 to be the commencement of our operations. The results of operations discussed below are for the three months ended March 31, 2001 and for the period January 28, 2000 to March 31, 2000 (hereafter referred to as the period ended March 31, 2000). The gathering systems gather natural gas from wells in Eastern Ohio, Western New York, and Western Pennsylvania and transport the natural gas primarily to public utility pipelines. To a lesser extent, the gathering systems transport natural gas to end-users.

Results of Operations

         The following table sets forth the average volumes transported, transportation fees and revenues received by us for the three months and period ended March 31, 2001 and 2000, respectively.

                                                                                                 2001              2000
                                                                                            --------------   --------------
Average daily throughput volumes (mcf) (1)..............................................            42,669           41,872
                                                                                          ================   ==============
Average transportation fee (per mcf)....................................................  $          1.11    $          .45
                                                                                          ================   ==============
Total transportation and compression revenues...........................................  $      4,271,100   $    1,140,200
                                                                                          ================   ==============

-------------------
(1) In units of 1,000 cubic feet ("mcf").

Three Months Ended March 31, 2001 as Compared to the Period Ended March 31, 2000

         Revenues. Our primary source of income for the three months ended March 31, 2001 and the period ended March 31, 2000 was transportation and compression revenue. The two variables which affect transportation and compression revenue are:

         o the volumes of natural gas, expressed in thousands of cubic feet, or "mcfs", that go through our gathering system, and

         o the transportation fee per mcf paid to us under our master natural gas gathering agreement.

         Our average daily throughput volumes were 42,669 mcfs in the three months ended March 31, 2001 as compared to 41,872 mcfs in the period ended March 31, 2000, an increase of 797 mcfs (2%). The increase in the average daily throughput volume resulted principally from the volumes associated with the pipelines acquired during the three months ended March 31, 2001.

         Our transportation fees are primarily at fixed percentages of the sales price of natural gas transported, subject (in the case of natural gas produced by Atlas America and its affiliates) to specified minimums. Our average transportation fee was $1.11 per mcf in the three months ended March 31, 2001 as compared to $.45 per mcf in the period ended March 31, 2000, an increase of $.66 per mcf (147%). The increase in our average transportation fee resulted from the increase in the average natural gas price received by producers for gas transported through our pipeline system from $2.91 per mcf during the period ended March 31, 2000 to $7.70 per mcf during the three months ended March 31, 2001, an increase of $4.79 (165%). We cannot predict whether natural gas prices will continue at the levels that existed during the March 31, 2001 quarter. We note that those prices are at historical highs.

         Expenses. Our transportation and compression expenses increased to $299,300 in the three months ended March 31, 2001 as compared to $126,300 in the period ended March 31, 2000, an increase of $173,000 (137%). Our average cost per mcf of transportation and compression was $.08 in the three months ended March 31, 2001 as compared to $.05 in the period ended March 31, 2000 an increase of $.03 (60%). This increase primarily resulted from an increase in compressor expenses in the three months ended March 31, 2001 as compared to the prior year, due to upgrades and additions.

         Our general and administrative expenses increased to $272,700 in the three months ended March 31, 2001 as compared to $67,900 in the period ended March 31, 2000, an increase of $204,800 (302%). This increase primarily resulted from an increase in allocated compensation and benefits ($111,000) and legal and professional fees ($74,000), reflecting an increase in activities and a full quarter of operations.

         Our depreciation and amortization expense increased to $322,200 in the three months ended March 31, 2001 as compared to $189,000 in the period ended March 31, 2000, an increase of $133,200 (70%). This increase resulted from the March 31, 2001 quarter being a full quarter as well as from increased depreciation associated with pipeline extensions and acquisitions.

         Our interest expense increased to $42,300 in the three months ended March 31, 2001 as compared to zero in the period ended March 31, 2000. This increase resulted from borrowings on our credit facility obtained in October 2000 and drawn upon in January and March of 2001 to fund two acquisitions.

Liquidity and Capital Resources

         Since commencement of operations, the principal source of our capital resources has been the initial offering of our common units, which resulted in net proceeds to us of $17.4 million after offering costs and underwriting discounts and commissions. Secondarily, we receive transportation and compression revenue, and, in October 2000, obtained a $10.0 million revolving credit facility. At March 31, 2001, our current ratio was 2.0 to 1.0.

         Our net cash provided by operating activities was $2,794,000 for the three months ended March 31, 2001 as compared to cash used of $23,200 for the period ended March 31, 2000. This increase primarily resulted from an increase in net income, as discussed in "Results of Operations."

         Cash used in investing activities was $1,770,400 for the three months ended March 31, 2001 as compared to $17,241,700 of cash used during the period ended March 31, 2000. The use of cash in the March 31, 2000 period reflected our acquisition of pipeline systems from Atlas America and its affiliates following our initial public offering, while the use of cash in the March 31, 2001 quarter reflected our acquisition of two small pipeline systems from third parties.

         Cash used in financing activities was $440,800 for the three months ended March 31, 2001 as compared to $17,385,000 of cash provided during the period ended March 31, 2000. The cash provided during the period ended March 31, 2000 represents capital contributions from our partners from our initial public offering. The cash used during the March 31, 2001 quarter represents distributions to our partners.

         We entered into a $10.0 million revolving credit facility in October 2000. Our principal purpose in obtaining the facility was to help fund the expansion of our existing gathering systems and the acquisitions of other gas gathering systems. In the three months ended March 31, 2001, we used $1.4 million of the facility to fund, in part, the acquisitions of two gas gathering systems.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         All of our assets and liabilities are denominated in U.S. dollars, and as a result, we do not have exposure to currency exchange-rate risks.

         We do not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions.

         We are subject to risks associated with the fluctuation of prices of natural gas.

                           PART II. OTHER INFORMATION



ITEM 6.  Exhibits And Reports On Form 8-K

         (a)      Exhibits
                   3(i)  (1) First Amended and Restated Agreement of Limited
                               Partnership

                   3(ii) (1) Certificate of Limited Partnership of Atlas
                               Pipeline Partners, L.P.

                   3(iii)(1) Amended and Restated Agreement of Limited
                               Partnership of Atlas Pipeline Operating
                               Partnership, L.P.

                   3(iv) (1) Certificate of Limited Partnership of Atlas
                               Pipeline Operating Partnership, L.P.

                  10(i)  (2) Kingston Contract

----------------------------
(1) Previously filed as an exhibit to the Partnership's registration statement on Form S-1, Registration No. 333-85193 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Partnership's current report on form 8-K dated January 16, 2001, and incorporated herein by reference.

      (b)   Reports on Form 8K

            During the quarter for which this report is being filed, the Partnership filed a current report on Form 8K dated January 16, 2001 regarding the purchase of the gas gathering system of Kingston Oil Corporation.

                                   SIGNATURES


                          ATLAS PIPELINE PARTNERS, L.P.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         By: Atlas Pipeline Partners GP, LLC,
                                              its General Partner

Date:  May 14, 2001                      By: /s/ Michael L. Staines
                                             ---------------------------
                                             MICHAEL L. STAINES
                                             President, Chief Operating Officer,
                                             Secretary and Managing Board Member
                                             of the General Partner

Date:  May 14, 2001                      By: /s/ Nancy J. McGurk
                                             ---------------------------
                                             NANCY J. McGURK
                                             Chief Accounting Officer of the
                                             General Partner