Form 10-Q
period 2001-06-30
ATLAS PIPELINE PARTNERS LP
filed 2001-08-08
CIK 1092914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from __________ to _____________

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

                                 Yes [X]   No [ ]

       As of August 3, 2001, there were outstanding 1,621,159 Common Units and 1,641,026 Subordinated Units

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

PART I.       FINANCIAL INFORMATION                                                                      PAGE
                                                                                                         ----

   Item 1.      Financial Statements

                Consolidated Balance Sheets as of June 30, 2001 (Unaudited)
                    and December 31, 2000.............................................................      3

                Consolidated Statements of Income (Unaudited)
                    Three Months Ended June 30, 2001 and 2000 and
                    Six Months Ended June 30, 2001 and the Period Ended June 30, 2000.................      4

                Consolidated Statement of Partners' Capital (Deficit) (Unaudited)
                    for the Six Months Ended June 30, 2001............................................      5

                Consolidated Statements of Cash Flows (Unaudited)
                    for the Six Months Ended June 30, 2001 and the Period Ended June 30, 2000.........      6

                Notes to Consolidated Financial Statements (Unaudited)................................      7

   Item 2.      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.........................................................      9

   Item 3.      Quantitative and Qualitative Disclosures About Market Risk............................     12


PART II.        OTHER INFORMATION

   Item 6.      Exhibits and Reports on Form 8-K......................................................     13

SIGNATURES............................................................................................     14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           June 30,         December 31,
                                                                                             2001                2000
                                                                                        -------------       -------------
                                                                                          (Unaudited)
                  ASSETS

Current assets:
   Cash and cash equivalents........................................................    $   3,498,300       $   2,043,500
   Accounts receivable - affiliates.................................................        1,904,700           1,781,400
   Prepaid expenses.................................................................           73,100               4,400
                                                                                        -------------       -------------
     Total current assets...........................................................        5,476,100           3,829,300

Property and equipment:
   Gas gathering and transmission facilities........................................       23,251,200          18,648,900
   Less - accumulated depreciation..................................................       (3,495,300)         (2,875,900)
                                                                                        -------------       -------------
     Net property and equipment.....................................................       19,755,900          15,773,000

Goodwill (net of accumulated amortization of $241,300 and $197,300).................        2,348,600           2,392,600

Other assets (net of accumulated amortization of $33,900 and $8,800)................           74,600              96,600
                                                                                        -------------       -------------
                                                                                        $  27,655,200       $  22,091,500
                                                                                        =============       =============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current liabilities:
   Accounts payable and accrued liabilities.........................................    $     126,800       $     101,100
   Distribution payable.............................................................        2,598,900           1,883,300
                                                                                        -------------       -------------
     Total current liabilities......................................................        2,725,700           1,984,400

Long-term debt......................................................................        2,089,000                   -

Partners' capital (deficit):
   Common unitholders, 1,621,159 and 1,500,000 units outstanding....................       20,694,700          18,122,200
   Subordinated unitholder, 1,641,026 units outstanding.............................        2,233,700           2,073,800
   General partner..................................................................          (87,900)            (88,900)
                                                                                        -------------       -------------
     Total partners' capital........................................................       22,840,500          20,107,100
                                                                                        -------------       -------------
                                                                                        $  27,655,200       $  22,091,500
                                                                                        =============       =============

           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                   AND THE SIX MONTHS ENDED JUNE 30, 2001 AND
                         THE PERIOD ENDED JUNE 30, 2000
                                   (Unaudited)

                                                                       Three Months Ended       Six Months
                                                                            June 30,               Ended       Period Ended
                                                                 ----------------------------     June 30,        June 30,
                                                                      2001           2000          2001            2000
                                                                 ------------    ------------   ------------   ------------
Revenues:
   Transportation and compression revenue....................... $  3,411,800    $  2,294,200   $  7,682,900   $  3,434,400
   Interest income..............................................       12,300           1,200         21,900         10,900
                                                                 ------------    ------------   ------------   ------------
     Total revenues.............................................    3,424,100       2,295,400      7,704,800      3,445,300

Costs and expenses:
   Transportation and compression...............................      555,900         218,900        863,100        345,200
   General and administrative...................................      279,300         111,500        552,000        180,500
   Depreciation and amortization................................      341,100         325,700        663,300        514,700
   Interest.....................................................       48,600               -         90,900              -
                                                                 ------------    ------------   ------------   ------------
     Total costs and expenses...................................    1,224,900         656,100      2,169,300      1,040,400
                                                                 ------------    ------------   ------------   ------------

Net income...................................................... $  2,199,200    $  1,639,300   $  5,535,500   $  2,404,900
                                                                 ============    ============   ============   ============

Net income - limited partners................................... $  1,801,000    $  1,606,500   $  4,788,600   $  2,356,800
                                                                 ============    ============   ============   ============

Net income - general partner.................................... $    398,200    $     32,800   $    746,900   $     48,100
                                                                 ============    ============   ============   ============

Basic and diluted net income per limited partner unit........... $        .55    $       .51    $       1.47   $        .75
                                                                 ============    ===========    ============   ============

Weighted average limited partner units outstanding..............    3,262,185       3,141,026      3,246,774      3,141,026
                                                                 ============    ============   ============   ============

           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

                                    Number of Limited                       Partners' Capital (Deficit)
                                      Partner Units             ----------------------------------------------         Total
                                ----------------------------                                        General           Partners'
                                  Common      Subordinated         Common        Subordinated       Partner       Capital (Deficit)
                                -----------  ---------------    -------------   --------------   -------------    -----------------
Balance at January 1, 2001...... 1,500,000        1,641,026    $   18,122,200   $    2,073,800   $     (88,900)      $  20,107,100
Issuance of common units........   121,159                -         2,250,000                -               -           2,250,000
Capital contributions...........         -                -                 -                -          45,500              45,500
Distribution to partners........         -                -        (1,053,800)      (1,066,600)       (378,300)         (2,498,700)
Distributions payable...........         -                -        (1,086,300)      (1,099,500)       (413,100)         (2,598,900)
Net income......................         -                -         2,462,600        2,326,000         746,900           5,535,500
                                ----------      -----------    --------------   --------------   -------------    ----------------
Balance at June 30, 2001........ 1,621,159        1,641,026    $   20,694,700   $    2,233,700   $     (87,900)   $     22,840,500
                                ==========      ===========    ==============   ==============   =============    ================

           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                       AND THE PERIOD ENDED JUNE 30, 2000
                                   (Unaudited)

                                                                                            Six Months
                                                                                               Ended           Period Ended
                                                                                             June 30,            June 30,
                                                                                               2001                2000
                                                                                          --------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income..........................................................................      $    5,535,500      $   2,404,900
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization....................................................             663,300            514,700
   Amortization of deferred finance costs...........................................              25,100                  -
Change in operating assets and liabilities:
   Increase in accounts receivable-affiliates and prepaid expenses..................            (192,000)          (861,200)
   Increase in accounts payable and accrued liabilities.............................              25,700             25,000
                                                                                          --------------      -------------
     Net cash provided by operating activities......................................           6,057,600          2,083,400
                                                                                          --------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of gathering systems...................................................          (1,400,000)       (16,635,100)
Capital expenditures................................................................            (952,300)          (787,800)
                                                                                        ----------------      -------------
     Net cash used in investing activities..........................................          (2,352,300)       (17,422,900)
                                                                                        ----------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings..........................................................................           2,089,000                  -
Capital contributions...............................................................              45,500         18,135,000
Distributions to partners...........................................................          (4,382,000)        (1,229,300)
Increase in other assets............................................................              (3,000)                 -
Payment of formation costs..........................................................                   -           (750,000)
                                                                                        ----------------      -------------
     Net cash (used in) provided by financing activities............................          (2,250,500)        16,155,700
                                                                                        ----------------      -------------
Increase in cash and cash equivalents...............................................           1,454,800            816,200
Cash and cash equivalents, beginning of period......................................           2,043,500                  -
                                                                                        ----------------      -------------

Cash and cash equivalents, end of period............................................    $      3,498,300      $     816,200
                                                                                        ================      =============

           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the interim periods included herein have been made.

         Certain reclassifications have been made to the consolidated financial statements for the period ended June 30, 2000 to conform with the six months ended June 30, 2001.

         The accounting policies followed by the Partnership are set forth in
Note 2 to the Partnership's consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

NOTE 2 - THE PARTNERSHIP

         The accompanying financial statements and related notes present the Partnership's consolidated financial position as of June 30, 2001 and December 31, 2000 and the results of its consolidated operations, cash flows and changes in partners' capital (deficit) for the six months ended June 30, 2001 and for the period from commencement of operations on January 28, 2000 through June 30, 2000 (hereafter referred to as the period ended June 30, 2000).

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

         For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Net Income Per Unit

         There is no difference between basic and diluted net income per limited partner unit since there are no potentially dilutive units outstanding. Net income per limited partner unit is determined by dividing net income, after deducting the General Partner's 2% general partner interest and incentive interest, by the weighted average number of outstanding Common Units and Subordinated Units (a total of 3,246,774 units for the six months ended June 30, 2001 and 3,141,026 units for the period ended June 30, 2000).

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

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2001
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Supplemental Disclosure of Cash Flow Information

         Information for the six months and period ended June 30, 2001 and 2000, respectively is as follows:

                                                                                               2001                2000
                                                                                        ----------------      -------------
Cash paid for:
     Interest.......................................................................    $         22,300      $           -
                                                                                        ================      =============

Non-cash activities:
     Issuance of common and subordinated units in exchange for
       gas gathering and transmission facilities....................................    $      2,250,000(1)   $  21,333,300(2)
                                                                                        ================      =============

---------------
(1) common units
(2) subordinated units

NOTE 4 - DISTRIBUTION DECLARED

         On June 19, 2001, the Partnership declared a cash distribution of $.67 per unit on its outstanding Common Units and Subordinated Units. The distribution represents the available cash flow for the three months ended June 30, 2001. The $2,598,900 distribution, which included a distribution of $413,100 to the General Partner, will be paid on August 10, 2001 to unit holders of record on June 29, 2001.

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

NOTE 6 - NEW ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board issued Statement No. 141 (SFAS 141), "Business Combinations" and Statement No. 142 (SFAS 142), "Goodwill and Other Intangible Assets". SFAS 141 requires all business combination initiated after June 30, 2001 to be accounted for under the purchase method of accounting. SFAS 142 requires that goodwill and other purchased intangible assets no longer be amortized to earnings, but instead be reviewed for impairment. The Partnership is required to adopt SFAS 142 effective January 1, 2002.

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

         Our principal business objective is to generate income for distribution to our unitholders from the transportation of natural gas through our gathering systems. We completed an initial public offering of our common units in February 2000 and used the proceeds of that offering to acquire the gathering systems formerly owned by Atlas America, Inc. and its affiliates, all subsidiaries of Resource America, Inc. The acquisition agreement provided that operations of the gathering systems from and after January 28, 2000 would be for our account and, accordingly, we deem January 28, 2000 to be the commencement of our operations. The results of operations discussed below are for the three and six months ended June 30, 2001 and for the three months ended June 30, 2000 and the period from January 28, 2000 through June 30, 2000 (hereafter referred to as the period ended June 30, 2000). The gathering systems gather natural gas from wells in Eastern Ohio, Western New York, and Western Pennsylvania and transport the natural gas primarily to public utility pipelines. To a lesser extent, the gathering systems transport natural gas to end-users.

Results of Operations

         The following table sets forth the average volumes transported, transportation fees and revenues received by us for the three months ended June 30, 2001 and 2000 and for the six months ended June 30, 2001 and the period ended June 30, 2000, respectively.

                                                                                                Six Months
                                                                       Three Months Ended          Ended        Period Ended
                                                                            June 30,               June 30,        June 30,
                                                                 ----------------------------   ------------   -------------
                                                                      2001           2000            2001           2000
                                                                 ------------    ------------   ------------   ------------
Average daily throughput volumes (mcf) (1)......................       48,554          44,013         45,628         43,163
                                                                 ============    ============   ============   ============
Average transportation fee (per mcf)............................ $        .77    $        .57   $        .93   $        .52
                                                                 ============    ============   ============   ============

Total transportation and compression revenues................... $  3,411,800    $  2,294,200   $  7,682,900   $  3,434,400
                                                                 ============    ============   ============   ============

----------------------
(1) In units of 1,000 cubic feet ("mcf").

Three Months Ended June 30, 2001 as Compared to the Three Months Ended June 30, 2000

         Revenues. Our primary source of income is transportation and compression revenue. The two variables which affect transportation and compression revenue are:

      o the volumes of natural gas, expressed in thousands of cubic feet, or "mcfs", that go through our gathering system, and

      o the transportation fee per mcf paid to us under our master natural gas gathering agreement.

         Our average daily throughput volumes were 48,554 mcfs in the three months ended June 30, 2001 as compared to 44,013 mcfs in the three months ended June 30, 2000, an increase of 4,541 mcfs (10%). The increase in the average daily throughput volume resulted principally from volumes associated with pipelines acquired during the three months ended March 31, 2001.

         Our transportation fees are primarily at fixed percentages of the sales price of natural gas transported. Our transportation fees for natural gas produced by Atlas America and its affiliates also have specified minimums. Our average transportation fee was $.77 per mcf in the three months ended June 30, 2001 as compared to $.57 per mcf in the three months ended June 30, 2000, an increase of $.20 per mcf (35%). The increase in our average transportation fee resulted from the increase in the average natural gas price received by producers for gas transported through our pipeline system from $3.56 per mcf during the three months ended June 30, 2000 to $5.04 per mcf for the three months ended June 30, 2001, an increase of $1.48 (42%). We note that the average natural gas price received by producers in the three months ended June 30, 2001 declined from that received in the three months ended March 31, 2001, resulting in lower per mcf transportation fees for natural gas shipped in the three months ended June 30, 2001. We cannot predict whether natural gas prices will continue at the levels that existed during the June 30, 2001 quarter.

         Expenses. Our transportation and compression expenses increased to $555,900 in the three months ended June 30, 2001 as compared to $218,900 in the three months ended June 30, 2000, an increase of $337,000 (154%). Our average cost per mcf of transportation and compression was $.126 in the three months ended June 30, 2001 as compared to $.055 in the three months ended June 30, 2000 an increase of $.07 (129%). This increase primarily resulted from an increase in compressor expenses, including lease payments, in the three months ended June 30, 2001 as compared to the prior year, due to upgrades, additions and the additional costs of $83,500 associated with operating pipelines acquired in the three months ended March 31, 2001.

         Our general and administrative expenses increased to $279,300 in the three months ended June 30, 2001 as compared to $111,500 in the three months ended June 30, 2000, an increase of $167,800 (150%). This increase primarily resulted from an increase in compensation and benefits incurred ($114,200) and legal and professional fees incurred ($31,300), reflecting an increase in operating activities.

         Our depreciation and amortization expense increased to $341,100 in the three months ended June 30, 2001 as compared to $325,700 in the three months ended June 30, 2000, an increase of $15,400 (5%). This increase resulted from the increased depreciation associated with pipeline extensions and acquisitions in the three months ended March 31, 2001.

         Our interest expense increased to $48,600 in the three months ended June 30, 2001 as compared to zero dollars in the three months ended June 30, 2000. This increase resulted from borrowings on our credit facility obtained in October 2000 and drawn upon in January and March of 2001 to fund two acquisitions.

Six Months Ended June 30, 2001 as Compared to the Period Ended June 30, 2000

         Our average daily throughput volumes were 45,628 mcfs in the six months ended June 30, 2001 as compared to 43,163 mcfs in the period ended June 30, 2000, an increase of 2,465 mcfs (6%). The increase in the average daily throughput volume resulted principally from volumes associated with pipelines acquired during the three months ended March 31, 2001.

         Our transportation fees are primarily at fixed percentages of the sales price of natural gas transported. Our transportation fees for natural gas produced by Atlas America and its affiliates also have specified minimums. Our average transportation fee was $.93 per mcf in the six months ended June 30, 2001 as compared to $.52 per mcf in the period ended June 30, 2000, an increase of $.41 per mcf (79%). The increase in our average transportation fee resulted from the increase in the average natural gas price received by producers for gas transported through our pipeline system from $3.25 per mcf during the period ended June 30, 2000 to $5.71 per mcf for the six months ended June 30, 2001, an increase of $2.46 (76%). We note that the average natural gas price received by producers in the three months ended June 30, 2001 declined from that received in the three months ended March 31, 2001, resulting in lower per mcf transportation fees for natural gas shipped in the three months ended June 30, 2001. We cannot predict whether natural gas prices will continue at the levels that existed during the June 30, 2001 quarter.

         Expenses. Our transportation and compression expenses increased to $863,100 in the six months ended June 30, 2001 as compared to $345,200 in the period ended June 30, 2000, an increase of $517,900 (150%). Our average cost per mcf of transportation and compression was $.10 in the six months ended June 30, 2001 as compared to $.05 in the period ended June 30, 2000 an increase of $.05 (100%). This increase primarily resulted from an increase in compressor expenses, including lease payments, in the six months ended June 30, 2001 as compared to the prior period, due to upgrades, additions and the additional costs of $116,900 associated with operating pipelines acquired in the three months ended March 31, 2001.

         Our general and administrative expenses increased to $552,000 in the six months ended June 30, 2001 as compared to $180,500 in the period ended June 30, 2000, an increase of $371,500 (206%). This increase primarily resulted from an increase in allocated compensation and benefits ($225,200) and legal and professional fees ($105,300), reflecting an increase in operating activities and a full six months of operations.

         Our depreciation and amortization expense increased to $663,300 in the six months ended June 30, 2001 as compared to $514,700 in the period ended June 30, 2000, an increase of $148,600 (29%). This increase resulted from a full six months of depreciation as well as from increased depreciation associated with pipeline extensions and acquisitions.

         Our interest expense increased to $90,900 in the six months ended June 30, 2001 as compared to zero dollars in the period ended June 30, 2000. This increase resulted from borrowings on our credit facility obtained in October 2000 and drawn upon in January and March of 2001 to fund two acquisitions.

Liquidity and Capital Resources

         Since commencement of operations, the principal source of our capital resources has been the initial offering of our common units, which resulted in net proceeds to us of $17.4 million after offering costs and underwriting discounts and commissions. Secondarily, we receive transportation and compression revenue, and, in October 2000, obtained a $10.0 million revolving credit facility. At June 30, 2001, our current ratio was 2.0 to 1.0.

         Our net cash provided by operating activities was $6,057,600 for the six months ended June 30, 2001 as compared to $2,083,400 for the period ended June 30, 2000. This increase primarily resulted from our increased net income, as discussed in "Results of Operations."

         Cash used in investing activities was $2,352,300 for the six months ended June 30, 2001 as compared to $17,422,900 of cash used during the period ended June 30, 2000. The use of cash in the June 30, 2000 period reflected our acquisition of pipeline systems from Atlas America and its affiliates following our initial public offering, while the use of cash in the six months ended June 30, 2001 reflected our acquisition of two small pipeline systems from third parties.

         Cash used in financing activities was $2,250,500 for the six months ended June 30, 2001 as compared to $16,155,700 of cash provided during the period ended June 30, 2000. The cash provided during the period ended June 30, 2000 represents capital contributions from our partners derived from our initial public offering. The cash used during the six months ended June 30, 2001 represents distributions to our partners less bank borrowings.

         We entered into a $10.0 million revolving credit facility in October 2000. Our principal purpose in obtaining the facility was to help fund the expansion of our existing gathering systems and the acquisitions of other gas gathering systems. In the six months ended June 30, 2001, we used $1.4 million of the facility to fund, in part, the acquisitions of two gas gathering systems and $689,000 of the facility to fund capital expenditures for expansions of our existing gathering system.


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

                           PART II. OTHER INFORMATION


ITEM 6.  Exhibits And Reports On Form 8-K

         (a)      Exhibits:
                   3.1   (1) First Amended and Restated Agreement of Limited
                             Partnership of Atlas Pipeline Partners, L.P.

                   3.2   (1) Certificate of Limited Partnership of Atlas
                             Pipeline Partners, L.P.

                   3.3   (1) Certificate of Limited Partnership of Atlas
                             Pipeline Operating Partnership, L.P.

                   4.1   (1) Common unit certificate

                  10.1   (1) Amended and Restated Agreement of Limited
                             Partnership of Atlas Pipeline Operating
                             Partnership, L.P.

                  10.2   (1) Omnibus Agreement

                  10.3   (1) Master Natural Gas Gathering Agreement

                  10.4   (1) Distribution Support Agreements

                  10.5   (2) Loan Agreement with PNC Bank and First Union
                             National Bank

                  10.6   (2) Purchase and Sale Agreement (Kingston)

---------------
(1) Previously filed as an exhibit to the Partnership's registration statement on Form S-1, Registration No. 333-85193 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Partnership's current report on form 8-K dated January 16, 2001, and incorporated herein by reference.

         (b) Reports on Form 8-K:

             None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             ATLAS PIPELINE PARTNERS, L.P.


                             By: Atlas Pipeline Partners GP, LLC, its General Partner

Date: August 8, 2001         By: /s/ Michael L. Staines
                                 ---------------------------
                                 MICHAEL L. STAINES
                                 President, Chief Operating Officer and
                                 Secretary of the General Partner

Date:  August 8, 2001        By: /s/ Nancy J. McGurk
                                 ---------------------------
                                 NANCY J. McGURK
                                 Chief Accounting Officer of the General Partner