Form 10-Q
period 2001-09-30
ATLAS PIPELINE PARTNERS LP
filed 2001-11-14
CIK 1092914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number: 1-4998


                          ATLAS PIPELINE PARTNERS, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                23-3011077
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

               311 Rouser Road, Moon Township, Pennsylvania 15108
               --------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (412) 262-2830
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

 As of November 5, 2001, there were outstanding 1,621,159 Common Units and
                          1,641,026 Subordinated Units

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q


PART I.       FINANCIAL INFORMATION                                                                                PAGE
                                                                                                                   ----
Item 1.         Financial Statements

                Consolidated Balance Sheets as of September 30, 2001 (Unaudited)
                    and December 31, 2000.......................................................................      3

                Consolidated Statements of Income (Unaudited)
                    Three Months Ended September 30, 2001 and 2000 and
                    Nine Months Ended September 30, 2001 and the Period Ended September 30, 2000................      4

                Consolidated Statement of Partners' Capital (Deficit) (Unaudited)
                    for the Nine Months Ended September 30, 2001................................................      5

                Consolidated Statements of Cash Flows (Unaudited)
                    for the Nine Months Ended September 30, 2001 and the
                    Period Ended September 30, 2000.............................................................      6

                Notes to Consolidated Financial Statements (Unaudited)..........................................      7

   Item 2.      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...................................................................     10

   Item 3.      Quantitative and Qualitative Disclosures About Market Risk......................................     13


PART II.        OTHER INFORMATION

   Item 6.      Exhibits and Reports on Form 8-K................................................................     14

SIGNATURES......................................................................................................     15

                                       2

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         September 30,       December 31,
                                                                                             2001                2000
                                                                                        -------------       -------------
                                                                                          (Unaudited)
                  ASSETS

Current assets:
   Cash and cash equivalents........................................................    $   2,435,600       $   2,043,500
   Accounts receivable - affiliates.................................................        1,722,300           1,781,400
   Prepaid expenses.................................................................          149,500               4,400
                                                                                        -------------       -------------
     Total current assets...........................................................        4,307,400           3,829,300

Property and equipment:
   Gas gathering and transmission facilities........................................       23,490,700          18,648,900
   Less - accumulated depreciation..................................................       (3,823,700)         (2,875,900)
                                                                                        -------------       -------------
     Net property and equipment.....................................................       19,667,000          15,773,000

Goodwill (net of accumulated amortization of $263,200 and $197,300).................        2,326,600           2,392,600

Other assets (net of accumulated amortization of $42,900 and $8,800)................           65,600              96,600
                                                                                        -------------       -------------
                                                                                        $  26,366,600       $  22,091,500
                                                                                        =============       =============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current liabilities:
   Accounts payable and accrued liabilities.........................................    $      80,200       $     101,100
   Distribution payable.............................................................        2,137,400           1,883,300
                                                                                        -------------       -------------
     Total current liabilities......................................................        2,217,600           1,984,400

Long-term debt......................................................................        2,089,000                   -

Partners' capital (deficit):
   Common unitholders, 1,621,159 and 1,500,000 units outstanding....................       20,315,900          18,122,200
   Subordinated unitholder, 1,641,026 units outstanding.............................        1,850,300           2,073,800
   General partner..................................................................         (106,200)            (88,900)
                                                                                        -------------       -------------
     Total partners' capital........................................................       22,060,000          20,107,100
                                                                                        -------------       -------------
                                                                                        $  26,366,600       $  22,091,500
                                                                                        =============       =============

           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND
                       THE PERIOD ENDED SEPTEMBER 30, 2000
                                   (Unaudited)

                                                                       Three Months Ended       Nine Months
                                                                          September 30,            Ended       Period Ended
                                                                 ----------------------------  September 30,   September 30,
                                                                      2001           2000          2001             2000
                                                                 ------------    ------------  -------------   ------------
Revenues:
   Transportation and compression revenue....................... $  2,577,100    $  2,932,300   $ 10,260,000   $  6,366,700
   Interest income..............................................       10,000           5,900         31,900         16,800
                                                                 ------------    ------------   ------------   ------------
     Total revenues.............................................    2,587,100       2,938,200     10,291,900      6,383,500

Costs and expenses:
   Transportation and compression...............................      548,000         352,300      1,411,100        697,500
   General and administrative...................................      287,300         263,400        839,300        443,900
   Depreciation and amortization................................      350,400         329,200      1,013,700        843,900
   Interest.....................................................       44,500               -        135,400              -
                                                                 ------------    ------------   ------------   ------------
     Total costs and expenses...................................    1,230,200         944,900      3,399,500      1,985,300
                                                                 ------------    ------------   ------------   ------------

Net income...................................................... $  1,356,900    $  1,993,300   $  6,892,400   $  4,398,200
                                                                 ============    ============   ============   ============

Net income - limited partners................................... $  1,195,100    $  1,953,400   $  5,983,700   $  4,310,200
                                                                 ============    ============   ============   ============

Net income - general partner.................................... $    161,800    $     39,900   $    908,700   $     88,000
                                                                 ============    ============   ============   ============

Basic and diluted net income per limited partner unit........... $        .37    $       .62    $       1.84   $       1.37
                                                                 ============    ===========    ============   ============

Weighted average limited partner units outstanding..............    3,262,185       3,141,026      3,246,859      3,141,026
                                                                 ============    ============   ============   ============

           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)


                                          Number of Limited              Partners' Capital (Deficit)
                                           Partner Units         ------------------------------------------        Total
                                    -----------------------------                                  General       Partners'
                                      Common      Subordinated     Common       Subordinated       Partner   Capital (Deficit)
                                    ------------ --------------  -----------    --------------   -----------  -----------------
Balance at January 1, 2001..........  1,500,000      1,641,026   $18,122,200     $ 2,073,800     $ (88,900)     $20,107,100
Issuance of common units............    121,159              -     2,250,000               -             -        2,250,000
Capital contributions...............          -              -             -               -        45,500           45,500
Distributions to partners...........          -              -    (2,140,100)     (2,166,100)     (791,400)      (5,097,600)
Distributions payable...............          -              -      (972,700)       (984,600)     (180,100)      (2,137,400)
Net income..........................          -              -     3,056,500       2,927,200       908,700        6,892,400
                                      ---------      ---------   -----------     -----------     ---------      -----------
Balance at September 30, 2001.......  1,621,159      1,641,026   $20,315,900     $ 1,850,300     $(106,200)     $22,060,000
                                      =========      =========   ===========     ===========     =========      ===========



           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                     AND THE PERIOD ENDED SEPTEMBER 30, 2000
                                   (Unaudited)

                                                                                            Nine Months
                                                                                               Ended           Period Ended
                                                                                           September 30,       September 30,
                                                                                               2001                2000
                                                                                          --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..........................................................................      $    6,892,400      $   4,398,200
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization....................................................           1,013,700            843,900
   Amortization of deferred finance costs...........................................              34,100                  -
Change in operating assets and liabilities:
   Increase in accounts receivable-affiliates and prepaid expenses..................             (86,000)        (1,088,100)
   (Decrease) Increase in accounts payable and accrued liabilities..................             (20,900)            56,900
                                                                                          ---------------     -------------
     Net cash provided by operating activities......................................           7,833,300          4,210,900
                                                                                          --------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of gathering systems...................................................          (1,400,000)       (16,635,100)
Capital expenditures................................................................          (1,191,800)        (1,100,900)
                                                                                          --------------      -------------
     Net cash used in investing activities..........................................          (2,591,800)       (17,736,000)
                                                                                          --------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings......................................................................           2,089,000                  -
Capital contributions...............................................................              45,500         18,135,000
Distributions to partners...........................................................          (6,980,900)        (1,919,200)
Increase in other assets............................................................              (3,000)                 -
Payment of formation costs..........................................................                   -           (750,000)
                                                                                          --------------      -------------
     Net cash (used in) provided by financing activities............................          (4,849,400)        15,465,800
                                                                                          --------------      -------------
Increase in cash and cash equivalents...............................................             392,100          1,940,700
Cash and cash equivalents, beginning of period......................................           2,043,500                  -
                                                                                          --------------      -------------

Cash and cash equivalents, end of period............................................      $    2,435,600      $   1,940,700
                                                                                          ==============      =============

           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the interim periods included herein have been made.

         Certain reclassifications have been made to the consolidated financial statements for the period ended September 30, 2000 to conform with the nine months ended September 30, 2001.

         The accounting policies followed by the Partnership are set forth in
Note 2 to the Partnership's consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

NOTE 2 - THE PARTNERSHIP

         The accompanying financial statements and related notes present the Partnership's consolidated financial position as of September 30, 2001 and December 31, 2000 and the results of its consolidated operations, cash flows and changes in partners' capital (deficit) for the nine months ended September 30, 2001 and for the period from commencement of operations on January 28, 2000 through September 30, 2000 (hereafter referred to as the period ended September 30, 2000).

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

         For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Net Income Per Unit

         There is no difference between basic and diluted net income per limited partner unit since there are no potentially dilutive units outstanding. Net income per limited partner unit is determined by dividing net income, after deducting the General Partner's 2% general partner interest and incentive interest, by the weighted average number of outstanding Common Units and Subordinated Units (a total of 3,246,859 units for the nine months ended September 30, 2001 and 3,141,026 units for the period ended September 30, 2000).

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

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2001
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Supplemental Disclosure of Cash Flow Information

         Information for the nine months and period ended September 30, 2001 and 2000, respectively, is as follows:

                                                                                            2001                  2000
                                                                                        -----------           ------------
Cash paid for:
     Interest.......................................................................    $    90,800           $          -
                                                                                        ===========           ============

Non-cash activities:
     Issuance of common units and subordinated units in exchange for
       gas gathering and transmission facilities....................................    $ 2,250,000(1)        $ 21,333,300(2)
                                                                                        ===========           ============

-----------
(1)      common units
(2)      subordinated units


NOTE 4 - DISTRIBUTION DECLARED

         On September 20, 2001, the Partnership declared a cash distribution of $.60 per unit on its outstanding Common Units and Subordinated Units. The distribution represents the available cash flow for the three months ended September 30, 2001. The $2,137,400 distribution, which includes a distribution of $180,100 to the General Partner, will be paid on November 9, 2001 to unit holders of record on September 28, 2001.

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

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2001
                                   (Unaudited)


NOTE 6 - NEW ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (SFAS 141), "Business Combinations" and Statement No. 142 (SFAS 142), "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after September 30, 2001 to be accounted for under the purchase method of accounting. SFAS 142 requires that goodwill and other purchased intangible assets no longer be amortized to earnings, but instead be reviewed for impairment. The Partnership is required to adopt SFAS 142 effective January 1, 2002. At September 30, 2001, goodwill approximated $2,327,000 and goodwill amortization was $22,000 and $66,000 for the three months and nine months ended September 30, 2001, respectively. The Partnership will be required to measure goodwill for impairment effective January 1, 2002 as part of the transition provisions. The Partnership believes the adoption of SFAS 142 will not have a material adverse impact on its financial position or results of operations.

         In August 2001, the FASB issued Statement No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. The Partnership is required to adopt SFAS 144 effective January 1, 2002. The Partnership believes the adoption of SFAS 144 will not have a material adverse impact on its financial position or results of operations.

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

         We are a natural gas pipeline master limited partnership whose, pipeline gathering systems gather natural gas from wells in Eastern Ohio, Western New York and Western Pennsylvania. We transport the natural gas primarily to public utility pipelines and, to a lesser extent, to end-users. During our first quarter of 2001, we acquired approximately 120 additional miles of pipeline gather systems. Our principal business objective is to generate income for distribution to our unitholders from the transportation of natural gas through our gathering systems. We completed an initial public offering of our common units in February 2000 and used the proceeds of that offering to acquire the gathering systems formerly owned by Atlas America, Inc. and its affiliates, all subsidiaries of Resource America, Inc. The acquisition agreement provided that operations of the gathering systems from and after January 28, 2000 would be for our account and, accordingly, we deem January 28, 2000 to be the commencement of our operations. The results of operations discussed below are for the three and nine months ended September 30, 2001 and for the three months ended September 30, 2000 and the period from January 28, 2000 through September 30, 2000 (hereafter referred to as the period ended September 30, 2000).

Results of Operations

         The following table sets forth the average volumes transported, transportation fees and revenues received by us for the three months ended September 30, 2001 and 2000 and for the nine months ended September 30, 2001 and the period ended September 30, 2000, respectively.

                                                                                                Nine Months
                                                                       Three Months Ended          Ended        Period Ended
                                                                          September 30,        September 30,     September 30,
                                                                 ----------------------------  -------------   ---------------
                                                                      2001           2000            2001           2000
                                                                 ------------    ------------  -------------   ---------------

Average daily throughput volumes (mcf) (1)......................       47,208          44,676         46,160           43,735
                                                                 ============    ============   ============   ==============
Average transportation fee (per mcf)............................ $        .59    $        .71   $        .81   $          .60
                                                                 ============    ============   ============   ==============

Total transportation and compression revenues................... $  2,577,100    $  2,932,300   $ 10,260,000   $    6,366,700
                                                                 ============    ============   ============   ==============

(1) In units of 1,000 cubic feet ("mcf").


Three Months Ended September 30, 2001 as Compared to the Three Months Ended September 30, 2000

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

         Our average daily throughput volumes were 47,208 mcfs in the three months ended September 30, 2001 as compared to 44,676 mcfs in the three months ended September 30, 2000, an increase of 2,532 mcfs (6%). The increase in the average daily throughput volume resulted principally from volumes associated with pipelines acquired during the three months ended March 31, 2001 and new wells added to our pipeline system, 39 wells were turned on-line in the three months ended September 30, 2001. These increases were partially offset by the natural decline in production volumes inherent in the life of a well.

         Our transportation fees are primarily at fixed percentages of the sales price of natural gas transported. Our transportation fees for natural gas produced by Atlas America and its affiliates also have specified minimums. Our average transportation fee was $.59 per mcf in the three months ended September 30, 2001 as compared to $.71 per mcf in the three months ended September 30, 2000, a decrease of $.12 per mcf (17%). The decrease in our average transportation fee resulted from the decrease in the average natural gas price received by producers for gas transported through our pipeline system from $4.44 per mcf during the three months ended September 30, 2000 to $3.69 per mcf for the three months ended September 30, 2001, a decrease of $.75 (17%).

         Expenses. Our transportation and compression expenses increased to $548,000 in the three months ended September 30, 2001 as compared to $352,300 in the three months ended September 30, 2000, an increase of $195,700 (56%). Our average cost per mcf of transportation and compression was $.13 in the three months ended September 30, 2001 as compared to $.09 in the three months ended September 30, 2000, an increase of $.04 (44%). This increase primarily resulted from an increase in compressor expenses, including lease payments, in the three months ended September 30, 2001 as compared to the prior year, due to upgrades and additions, and increased costs approximating $70,700 associated with operating pipelines acquired in the three months ended March 31, 2001.

         Our general and administrative expenses increased to $287,300 in the three months ended September 30, 2001 as compared to $263,400 in the three months ended September 30, 2000, an increase of $23,900 (9%). This increase primarily resulted from an increase in the premiums we pay for insurance of $29,700, reflecting an increase in operating activities and assets.

         Our depreciation and amortization expense increased to $350,400 in the three months ended September 30, 2001 as compared to $329,200 in the three months ended September 30, 2000, an increase of $21,200 (6%). This increase resulted from the increased depreciation associated with pipeline extensions and acquisitions in the three months ended March 31, 2001.

         Our interest expense increased to $44,500 in the three months ended September 30, 2001 as compared to zero dollars in the three months ended September 30, 2000. This increase resulted from borrowings on our credit facility obtained in October 2000 and drawn upon in January and March of 2001 to fund two acquisitions and an additional draw in June 2001 to fund capital expenditures associated with pipeline extensions.

Nine months Ended September 30, 2001 as Compared to the Period Ended September 30, 2000

         Our average daily throughput volumes were 46,160 mcfs in the nine months ended September 30, 2001 as compared to 43,735 mcfs in the period ended September 30, 2000, an increase of 2,425 mcfs (6%). The increase in the average daily throughput volume resulted principally from volumes associated with pipelines acquired during the three months ended March 31, 2001 and new wells added to our pipeline system, 146 wells were turned on-line in the nine months ended September 30, 2001. These increases were partially offset by the natural decline in production volumes inherent in the life of a well.

         Our average transportation fee was $.81 per mcf in the nine months ended September 30, 2001 as compared to $.60 per mcf in the period ended September 30, 2000, an increase of $.21 per mcf (35%). The increase in our average transportation fee resulted from the increase in the average natural gas price received by producers for gas transported through our pipeline system from $3.75 per mcf during the period ended September 30, 2000 to $5.06 per mcf for the nine months ended September 30, 2001, an increase of $1.31 (35%).

         Expenses. Our transportation and compression expenses increased to $1,411,100 in the nine months ended September 30, 2001 as compared to $697,500 in the period ended September 30, 2000, an increase of $713,600 (102%). Our average cost per mcf of transportation and compression was $.11 in the nine months ended September 30, 2001 as compared to $.07 in the period ended September 30, 2000 an increase of $.04 (57%). This increase primarily resulted from an increase in compressor expenses, including lease payments, in the nine months ended September 30, 2001 as compared to the prior period, due to upgrades, additions and the additional costs of $187,800 associated with operating pipelines acquired in the three months ended March 31, 2001.

         Our general and administrative expenses increased to $839,300 in the nine months ended September 30, 2001 as compared to $443,900 in the period ended September 30, 2000, an increase of $395,400 (89%). This increase primarily resulted from an increase in allocated compensation and benefits ($134,900), and legal and professional fees ($158,800) due to the increased level of activity associated with acquisitions, and increased insurance expense ($48,400), reflecting an increase in operating activities and a full nine months of operations.

         Our depreciation and amortization expense increased to $1,013,700 in the nine months ended September 30, 2001 as compared to $843,900 in the period ended September 30, 2000, an increase of $169,800 (20%). This increase resulted from a full nine months of depreciation as well as from increased depreciation associated with pipeline extensions and acquisitions.

         Our interest expense increased to $135,400 in the nine months ended September 30, 2001 as compared to zero dollars in the period ended September 30, 2000. This increase resulted from borrowings on our credit facility obtained in October 2000 and drawn upon in January and March of 2001 to fund two acquisitions and an additional draw in June 2001 to fund capital expenditures associated with pipeline extensions.

Liquidity and Capital Resources

         Since commencement of operations, the principal source of our capital resources has been the initial offering of our common units, which resulted in net proceeds to us of $17.4 million after offering costs and underwriting discounts and commissions. Secondarily, we receive transportation and compression revenue, and, in October 2000, obtained a $10.0 million revolving credit facility. At September 30, 2001, our current ratio was 1.9 to 1.0.

         Our net cash provided by operating activities was $7,833,300 for the nine months ended September 30, 2001 as compared to $4,210,900 for the period ended September 30, 2000. This increase principally reflects our increased net income, as discussed in "Results of Operations" and a reduced increase in accounts receivable-affiliates.

         Cash used in investing activities was $2,591,800 for the nine months ended September 30, 2001 as compared to $17,736,000 of cash used during the period ended September 30, 2000. The use of cash in the September 30, 2000 period reflected our acquisition of pipeline systems from Atlas America and its affiliates following our initial public offering, while the use of cash in the nine months ended September 30, 2001 reflected our acquisition of two small pipeline systems from third parties as well as extensions and compression upgrades to our existing pipeline systems.

         Cash used in financing activities was $4,849,400 for the nine months ended September 30, 2001 as compared to $15,465,800 of cash provided during the period ended September 30, 2000. The cash provided during the period ended September 30, 2000 represents capital contributions from our partners derived from our initial public offering. The cash used during the nine months ended September 30, 2001 represents distributions to our partners. less bank borrowings, as discussed in the next paragraph.

         We entered into a $10.0 million revolving credit facility in October 2000. Our principal purpose in obtaining the facility was to help fund the expansion of our existing gathering systems and the acquisitions of other gas gathering systems. In the nine months ended September 30, 2001, we used $1.4 million of the facility to fund, in part, the acquisitions of two gas gathering systems and $689,000 of the facility to fund capital expenditures for expansions of our existing gathering system. At September 30, 2001, $2,089,000 was outstanding on this facility.


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


                                 ATLAS PIPELINE PARTNERS, L.P.


                                 By: Atlas Pipeline Partners GP, LLC, its
                                     General Partner

Date:  November 14, 2001             By: /s/ Michael L. Staines
                                         --------------------------------------
                                         MICHAEL L. STAINES
                                         President, Chief Operating Officer and
                                         Secretary of the General Partner

Date:  November 14, 2001             By: /s/ Nancy J. McGurk
                                         --------------------------------------
                                         NANCY J. McGURK
                                         Chief Accounting Officer of the
                                         General Partner