Form 10-K
period 2001-12-31
ATLAS PIPELINE PARTNERS LP
filed 2002-03-28
CIK 1092914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
                      [X] ANNUAL REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

                                       N/A
                              --------------------
                                 Title of class

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the equity securities held by non-affiliates of the registrant, based on the closing price on March 27, 2002 was approximately $47.1 million.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

PART I                                                                                                         Page
                                                                                                               ----
     Item 1:    Business..................................................................................   3 - 15
     Item 2:    Properties................................................................................       15
     Item 3:    Legal Proceedings.........................................................................       16
     Item 4:    Submission of Matters to a Vote of Security Holders.......................................       16

PART II
     Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters.....................  17 - 18
     Item 6:    Selected Financial Data...................................................................       19
     Item 7:    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.............................................................  20 - 26
     Item 7A:   Quantitative and Qualitative Disclosures About Market Risk................................       26
     Item 8:    Financial Statements and Supplementary Data...............................................  27 - 40
     Item 9:    Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure................................................       40

PART III
     Item 10:   Directors and Executive Officers of the Registrant........................................  41 - 42
     Item 11:   Executive Compensation....................................................................       43
     Item 12:   Security Ownership of Certain Beneficial Owners and Management............................       43
     Item 13:   Certain Relationships and Related Transactions............................................       44

PART IV
     Item 14:    Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K...................................................................       45

SIGNATURES................................................................................................       46

                                     PART I
ITEM 1. BUSINESS

General

         We own and operate natural gas pipeline gathering systems in Eastern Ohio, Western New York and Western Pennsylvania. As of December 31, 2001, our gathering systems, in the aggregate, consisted of over 1,300 miles of intrastate pipelines, including approximately 300 miles of intrastate pipelines we constructed or acquired during the year ended December 31, 2001. Our gathering systems served approximately 4,000 wells at December 31, 2001 with an average daily throughput for the year then ended of 46,918 thousand cubic feet, or mcf, of natural gas. Our gathering systems provide a means through which well owners and operators can transport the natural gas produced by their wells to public utility pipelines for delivery to customers. To a significantly lesser extent, our gathering systems transport their natural gas directly to customers. During the year ended December 31, 2001, the gathering systems transported 17.1 billion cubic feet, or bcf, of natural gas.

         Our gathering systems currently connect with public utility pipelines operated by Peoples Natural Gas Company, National Fuel Gas Supply, Tennessee Gas Pipeline Company, National Fuel Gas Distribution Company, East Ohio Gas Company, Columbia of Ohio, Consolidated Natural Gas Co., Texas Eastern Pipeline and Columbia Gas Transmission Corp. Public utility pipelines charge transportation fees to the person having title to the natural gas being transported, typically either the well owner, an intermediate purchaser such as a natural gas distribution company, or a final purchaser. We do not have title to the natural gas gathered and delivered by us and, accordingly, do not pay transportation fees charged by public utility pipelines. We do not engage in storage or gas marketing programs, nor do we engage in the purchase and resale for our own account of natural gas transported through our gathering systems. We do not transport any oil produced by wells connected to the gathering systems.

         Our objective is to increase distributions to our unitholders and general partner and to increase the value of our limited and general partnership interests by growing and enhancing the quality of our cash flow. We continue to benefit from the unique sponsorship we receive from Resource America, Inc., the indirect parent of our general partner, Atlas Pipeline Partners GP, LLC. Resource America is a specialized financial services company with operations in energy, real estate and equipment leasing, with total assets of $480.4 million as of December 31, 2001. Through its subsidiaries, Resource owns approximately 50%, or 1,641,026, of our limited partner units and a 2% general partner interest.

         In January 2001, we acquired the gas gathering system of Kingston Oil Corporation. The gas gathering system consists of approximately 100 miles of pipeline located in southeastern Ohio. The purchase price consisted of $1,250,000 of cash and 88,235 common units. In March 2001, we acquired the gas gathering system of American Refining and Exploration Company. The gas gathering system consists of approximately 20 miles of pipeline located in Fayette County, Pennsylvania. The purchase price consisted of $150,000 of cash and 32,924 common units. We drew on our $10.0 million line of credit in order to make both cash payments. We accounted for these acquisitions under the purchase method of accounting and, accordingly, we allocated the purchase prices to the assets acquired based on their fair values at the dates of acquisition.

         Following the end of fiscal 2001, on January 18, 2002 we entered into an agreement to acquire substantially all of the equity interests in Triton Coal Company, LLC from New Vulcan Coal Holdings, L.L.C. and Vulcan Intermediary, L.L.C. The Vulcan entities will contribute 98% of the equity interests in Triton and $6.0 million in cash to us in exchange for 6,960,676 common units, 3,977,529 newly created subordinated units and 17,642,264 newly created deferred participation units. The deferred participation units will convert into subordinated units only if our combined operations meet specified target levels for distributions and available cash from operations. In addition, New Vulcan Coal Holdings will acquire our general partner.

         Triton is a coal mining company that owns and operates two large, union-free surface coal mines located in the Southern Powder River Basin near Gillette, Wyoming that produce environmentally compliant, sub-bituminous coal for use by electric utilities.

         Upon the closing of the Triton acquisition, we will make a special, one-time distribution of $3.70 per common unit to holders of common units as of the date of the special meeting of unitholders called to approve the acquisition. In addition, the 1,641,026 outstanding subordinated units held by our general partner will be transferred to Resource America and will convert into 1,481,026 common units. As a result of these transactions, the Vulcan entities will own approximately 69.2% of our outstanding common units, approximately 77.9% of our outstanding common and subordinated units in the aggregate, and approximately 90.2% of our common and subordinated units in the aggregate if all deferred participation units convert into subordinated units.

         As conditions to the completion of the Triton acquisition, we will also:

         o amend and restate our limited partnership agreement and the limited partnership agreement of our operating subsidiary, Atlas Pipeline Operating Partnership;

         o amend, restate and consolidate our master natural gas gathering agreement and omnibus agreement with Atlas America, which will allow Atlas America to continue to operate our pipeline systems and include a new commitment from Resource America and Atlas America to drill and connect 500 wells to our gathering systems;

         o terminate our distribution support agreement with our general partner; and

         o enter into a registration rights agreement with respect to the common units we will issue to the Vulcan entities and Resource America.

         We will need the affirmative vote of a majority of our outstanding common units and outstanding subordinated units, each voting separately as a class, to approve the Triton acquisition. Our general partner holds all of our outstanding subordinated units and has agreed to vote all of them in favor of the proposal. Accordingly, the class vote for the subordinated units approving the Triton acquisition is assured.

Pipeline Characteristics

         We set forth in the following table the volumes of the natural gas we transported in fiscal 2001 and 2000. We express gas volumes in mcfs.

                                                                                               Volume Transported for the
                                                                                                        Period from
                                                                     Volume Transported              January 28, 2000
                                                                         Year Ended                       through
                                                                      December 31, 2001              December 31, 2000
                                                                 --------------------------     ----------------------
New York systems.........................................                   570,500                         408,800

Ohio systems.............................................                 5,378,200                       3,902,200

Pennsylvania systems.....................................                11,176,300                      10,175,800
                                                                      -------------                   -------------
                                                                         17,125,000                      14,486,800
                                                                      =============                   =============

         The gathering systems were constructed at various times beginning in 1969. The gathering systems are generally constructed with 2, 4, 6, 8 and 12 inch cathodically protected and wrapped steel pipe and are generally buried 36 inches below the ground. Pipelines constructed in this manner typically are expected to last at least 50 years from the date of construction. For the year ended December 31, 2001 and the period ended December 31, 2000, the cost of operating the gathering systems was approximately $1.9 million and $1.2 million, respectively. We do not believe that there are any significant geographic limitations upon our ability to expand in the areas serviced by our gathering systems.

         Our revenues are determined primarily by the amount of natural gas flowing through our gathering systems. Our ability to increase the flow of natural gas through our gathering systems and to offset the natural decline of the production already connected to our gathering systems will be determined primarily by our ability to connect new wells to our gathering systems and to acquire additional gathering assets.

         We have an agreement with Atlas America and its affiliates relating to the connection of future wells owned or controlled by them to our gathering systems. We anticipate that these wells will be the principal producers of gas transported by our gathering systems. As of December 31, 2001, Atlas America and its affiliates controlled leases on developed properties in the operational area of our gathering systems totaling approximately 252,000 acres. In addition, Atlas America and its affiliates control leases on approximately 244,000 undeveloped acres of land. During the year ended December 2001, Atlas America and its affiliates drilled and completed 196 wells as compared to 172 wells during the period ended December 31, 2000.

Pipeline Construction

         During fiscal 2001, we added approximately 180 miles of pipeline and upgraded compressors at a cost of $1.9 million. These additions were associated with the completion of 196 wells drilled by Atlas America. During fiscal 2000, we added approximately 100 miles of pipeline at a cost of $1.3 million in connection with the completion of 172 wells drilled by Atlas America. We anticipate that we will continue to make ongoing capital expenditures to maintain and enhance our gathering systems, including improvements to meet increases in volumes transported and requirements of new environmental and safety standards.

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

         Omnibus Agreement. Under the omnibus agreement, Atlas America and its affiliates have agreed to add wells to the gathering systems and provide consulting services when we construct new gathering systems or extend existing systems. The omnibus agreement is a continuing obligation, having no specified term or provisions regarding termination except for a provision terminating the agreement if our general partner is removed as general partner without cause.

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

         Gathering System Construction. The omnibus agreement requires Atlas America to provide us with construction management services if we determine to expand one or more of our gathering systems. We must reimburse Atlas America for its costs, including an allocable portion of employee salaries, in connection with its construction management services. We used Atlas America's construction management services during the fiscal year ended December 31, 2001 and 2000 for gathering system expansions and reimbursed Atlas America $1.9 million and $1.3 million, respectively. At December 31, 2001, Atlas America was continuing to provide on-going construction management services for gathering systems expansions.

         Construction Financing. The omnibus agreement requires Atlas America to provide us with stand-by financing of up to $1.5 million per year for the cost of constructing new gathering systems or gathering system expansions until February 2005. If we choose to use the stand-by commitment, the financing will be provided through the purchase by Atlas America of our common units in the amount of the construction costs as they are incurred. The purchase price of the common units will be the average daily closing price for the common units on the American Stock Exchange for the 20 consecutive trading days before the purchase. Construction costs do not include maintenance expenses or capital improvements following construction or costs of acquiring gathering systems. We are not obligated to use the stand-by commitment and may seek financing from other sources. We have not used the stand-by commitment through December 31, 2001.

         Disposition of Interest in Our General Partner. Direct and indirect wholly-owned subsidiaries of Atlas America act as the general partners, operators or managers of the general and limited partnerships sponsored by Atlas America. Our general partner is a subsidiary of Atlas America. Under the omnibus agreement those subsidiaries, including our general partner, that currently act as the general partners, operators or managers of partnerships sponsored by Atlas America must also act as the general partners, operators or managers for all new partnerships sponsored by Atlas America. Atlas America and its affiliates may not divest their ownership of one entity without divesting their ownership of the other entities to the same acquiror. For these purposes, divestiture means a sale of all or substantially all of the assets of an entity, the disposition of more than 50% of the capital stock or equity interest of an entity, or a merger or consolidation that results in Atlas America and its affiliates, on a combined basis, owning, directly or indirectly, less than 50% of the entity's capital stock or equity interest. Atlas America and its affiliates may transfer their interests to each other, or to their wholly or majority-owned direct or indirect subsidiaries, or to a parent of any of them, provided that their combined direct or indirect interest is not reduced to less than 50%.

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

         Although we did not encounter significant competition with respect to well connections or gathering system acquisitions during the year ended 2001, we may encounter competition in the future. Any competition may reduce transportation charges or use of our gathering systems and increase the cost of acquiring other gathering systems. This may adversely affect our revenues, cause dilution to existing unitholders and result in a decrease of per unit distributions.

         Atlas America may encounter competition in obtaining drilling sources from third-party providers. Any competition it encounters could delay Atlas America in drilling wells for its sponsored partnerships, and thus delay the connection of wells to our gathering systems. These delays would reduce the volume of gas we otherwise would have transported, thus reducing our potential transportation revenues. Although Atlas America did not experience any material adverse effects from this competition in the year ended 2001, we cannot assure you that it will not do so in 2002.

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

         State Regulation. Our gas operations are subject to regulation at the state level. The Public Utility Commission of Ohio, the New York Public Service Commission and the Pennsylvania Public Utilities Commission regulate the transportation of natural gas in their respective states. In Ohio, a producer or gatherer of natural gas may file an application seeking exemption from regulation as a public utility. We have been granted an exemption by the Public Utility Commission of Ohio for our Ohio facilities. The New York Public Service Commission imposes traditional public utility regulation on the transportation of natural gas. This regulation includes rates, services and sitting authority for the construction of certain facilities. Our gas gathering operations currently are not regulated by the New York Public Service Commission. Our operations in Pennsylvania currently are not subject to the Pennsylvania Public Utility Commission's regulatory authority since they do not provide service to the public generally and, accordingly, do not constitute the operation of a public utility. In the event the New York and Pennsylvania authorities seek to regulate on our operations, we believe that our operating costs could increase and our transportation fees could be adversely affected, thereby reducing our net revenues and ability to make distributions to unitholders.

Environmental and Safety Regulation

         Under the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act and other federal and state laws relating to the environment, owners of natural gas pipelines can be liable for fines, penalties and clean-up costs with respect to pollution caused by the pipelines. Moreover, the owners' liability can extend to pollution costs from situations that occurred prior to their acquisition of the pipeline. Natural gas pipelines are also subject to safety regulation under the Natural Gas Pipeline Safety Act of 1968 and the Pipeline Safety Act of 1992 which, among other things, dictate the type of pipeline, quality of pipeline, depth, methods of welding and other construction-related standards. The state public utility regulators discussed above have either adopted the federal standards or promulgated their own safety requirements consistent with federal regulations. Although we believe that our gathering systems comply in all material respects with applicable environmental and safety regulations, risks of substantial costs and liabilities are inherent in pipeline operations, and we cannot assure you that we will not incur these costs and liabilities. Moreover, it is possible that other developments, such as increasingly rigorous environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities to us.

         We are also subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. We believe that our operations comply in all material respects with OSHA requirements, including general industry standards, record keeping, hazard communication requirements and monitoring of occupational exposure and other regulated substances.

         We cannot predict whether or in what form any new legislation or regulatory requirements might be enacted or adopted or the costs of compliance. In general, any such new regulations would increase operating costs and impose additional capital expenditure requirements on us. We do not presently expect that such costs or capital expenditure requirements would have a material adverse effect on us.

Tax Treatment of Publicly Traded Partnerships under the Internal Revenue Code

         The Internal Revenue Code of 1986, as amended, imposes certain limitations on the current deductibility of losses attributable to investments in publicly traded partnerships and treats certain publicly traded partnerships as corporations for federal income tax purposes. The following discussion briefly describes certain aspects of the Code that apply to individuals who are citizens or residents of the United States without commenting on all of the federal income tax matters affecting us or the holders of our units, and is qualified in its entirety by reference to the Code. UNITHOLDERS ARE URGED TO CONSULT THEIR OWN TAX ADVISOR ABOUT THE FEDERAL, STATE, LOCAL AND FOREIGN TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN US.

         Characterization for Tax Purposes. The Code treats a publicly traded partnership as a corporation for federal income tax purposes, unless, for each taxable year 90% or more of its gross income consists of qualifying income. Qualifying income includes interest, dividends, real property rents, gains from the sale or disposition of real property, income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines transporting gas, oil or products thereof), or the marketing of any mineral or natural resource (including fertilizer, geothermal energy and timber), and gain from the sale or disposition of capital assets that produce such income. Because we are engaged primarily in the natural gas pipeline transportation business, we believe that 90% or more of our gross income has been qualifying income. If this continues to be true and no subsequent legislation amends that provision, we will continue to be classified as a partnership and not as a corporation for federal income tax purposes.

         Passive Activity Loss Rules. The Code provides that an individual, estate, trust, or personal service corporation generally may not deduct losses from passive activities; to the extent they exceed income from all such passive activities, against other (active) income. Income that may not be offset by passive activity losses includes not only salary and active business income, but also portfolio income such as interest, dividends or royalties or gain from the sale of property that produces portfolio income. Credits from passive activities are also limited to the tax attributable to any income from passive activities. The passive activity loss rules are applied after other applicable limitations on deductions, such as the at-risk rules and basis limitations.

         Under the Code, net income from publicly traded partnerships is not treated as passive income for purposes of the passive lose rule, but is treated as non-passive income. Net losses and credits attributable to an interest in a publicly traded partnership may not be used to offset a partner's other income. Thus, a unitholder's proportionate share of our net losses may be used to offset only partnership net income from our trade or business in succeeding taxable years or, upon a complete disposition of a unitholder's interest in us to an unrelated person in a fully taxable transaction, may be used to (i) offset gain recognized upon the disposition, and (ii) then against all other income of the unitholder. In effect, net losses are suspended and carried forward indefinitely until utilized to offset net income of the partnership from its trade or business or allowed upon the complete disposition to an unrelated person in a fully taxable transaction of the unitholder's interest in the partnership. A unitholder's share of partnership net income may not be offset by passive activity losses generated by other passive activities. In addition, a unitholder's proportionate share of our portfolio income, including portfolio income arising from the investment of our working capital, is not treated as income from a passive activity and may not be offset by such unitholder's share of net losses of the partnership.

         Deductibility of Interest Expense. The Code generally provides that investment interest expense is deductible only to the extent of a non-corporate taxpayer's net investment income. In general, net investment income for purposes of this limitation includes gross income from property held for investment, gain attributable to the disposition of the property held for investment (except for net capital gains for which the taxpayer has elected to be taxed at special capital gains rates) and portfolio income (determined pursuant to the passive lose rules) reduced by certain expenses (other than interest) which are directly connected with the production of such income. Property subject to the passive loss rules is not treated as property held for investment. However, the IRS has issued a Notice which provides that net income from a publicly traded partnership (not otherwise treated as a corporation) may be included in net investment income for purposes of the limitation on the deductibility of investment interest. A unitholder's investment income attributable to its interest in us will include both its allocable share of our portfolio income and trade or business income. A unitholder's investment interest expense will include its allocable share of our interest expense attributable to portfolio investments.

         Unrelated Business Taxable Income. Certain entities otherwise exempt from federal income taxes (such as individual retirement accounts, pension plans and charitable organizations) are nevertheless subject to federal income tax on net unrelated business taxable income and each such entity must file a tax return for each year in which it has more than $1,000 of gross income from unrelated business activities. We believe that substantially all of our gross income will be treated as derived from an unrelated trade or business and taxable to such entities. The tax-exempt entity's share of our deductions directly connected with carrying on such unrelated trade or business are allowed in computing the entity's taxable unrelated business income.

         State Tax Treatment. During 2001, we owned property or conducted business in the states of Pennsylvania, New York and Ohio. A unitholder will likely be required to file state income tax returns and to pay applicable state income taxes in many of these states and may be subject to penalties for failure to comply with such requirements. Some of the states have required that we withhold a percentage of income attributable to our operations within the state for unitholders who are non-residents of the state. In the event that amounts are required to be withheld (which may be greater or less than a particular unitholder's income tax liability to the state), such withholding would generally not relieve the non-resident unitholder from the obligation to file a state income tax return.

         Depreciation. Upon our formation in 2000, we elected fifteen-year straight-line depreciation for tax purposes. Unitholders, however, will continue to offset partnership income with individual unitholder depreciation pursuant to our Section 754 election. Each unitholder's tax situation will differ depending upon the price paid and when Units were purchased. Furthermore, sale of units will result in a portion of gain (if any) being taxable as ordinary income through recapture of previous deductions for depreciation.

Employees

         As is commonly the case with publicly traded limited partnerships, we do not directly employ any of the persons responsible for our management or operations. In general, Atlas America and Resource America personnel manage the gathering systems and operate our business as officers and employees of our general partner.

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

         The Triton acquisition, if completed, will materially change our business. If we complete the Triton acquisition, our business will principally be Triton's coal mining operations. We will amend our partnership agreement to create the new subordinated and deferred participation units issued to the Vulcan entities as well as to make other changes in connection with the Triton acquisition. In addition, our master natural gas gathering agreement and omnibus agreement will be amended and consolidated into one agreement, which amendments will include the elimination of the provisions previously described relating to construction financing and restrictions on the disposition of our general partner. In addition, the distribution support agreement, described in the next risk factor, will terminate. The Triton acquisition must be approved by our unitholders, along with other conditions, prior to its completion. We cannot assure you that the Triton acquisition will be completed.

         After the expiration of the distribution support period, cash distributions are not assured and may fluctuate with our performance. Our general partner is obligated to fund deficiencies in available cash so that we can pay minimum quarterly distributions through February 2003. We cannot assure you that the amounts of cash that we will generate will be sufficient to pay the minimum quarterly distributions or any other level of distributions following February 2003. The actual amounts of cash we generate will depend upon numerous factors relating to our business which may be beyond our control, including:

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

         Governmental regulation of our pipelines could increase our operating costs. Currently our gathering of natural gas from wells is exempt from regulation under the Natural Gas Act. We cannot assure you, however, that this will remain the case. The implementation of new laws or policies that would subject us to regulation by the Federal Energy Regulatory Commission under the Natural Gas Act could have a material adverse effect on our financial condition and operations, as discussed under "Regulation."

         Our gas gathering operations are subject to regulation at the state level, which increases the costs of operating our pipeline facilities. Matters subject to regulation include rates, service and safety. We have been granted an exemption from regulation as a public utility in Ohio. Presently, our rates are not regulated in New York and Pennsylvania. Changes in state regulations, or our status under these regulations that subject us to further regulation could have a material adverse effect on our financial condition and operations.

         Litigation or governmental regulation relating to environmental protection and operational safety may result in substantial costs and liabilities. Our operations are subject to federal and state environmental laws under which owners of natural gas pipelines can be liable for clean-up costs and fines in connection with any pollution caused by the pipelines. We can also be liable for clean-up costs resulting from pollution which occurred before our acquisition of the gathering systems. In addition, we are subject to federal and state safety laws that dictate the type of pipeline, quality of pipe protection, depth, methods of welding and other construction-related standards. While we believe that the gathering systems comply in all material respects with applicable laws and will be indemnified for any violations arising from events that occurred before our acquisition of the gathering systems, we cannot assure you that future events will not occur for which we may be liable. Possible future developments, including stricter laws or enforcement policies, or claims for personal or property damages resulting from our operations could result in substantial costs and liabilities to us.

         We are also subject to the requirements of OSHA and comparable state statutes. We believe that our operations comply in all material respects with OSHA requirements, including general industry standards, record keeping, hazard communication requirements and monitoring of occupational exposure to regulated substances.

         We cannot predict whether or in what form any new legislation or regulatory requirements might be enacted or adopted or the costs of compliance. In general, any such new regulations would increase operating costs and impose additional capital requirements on us, but we do not presently expect that such costs or capital expenditure requirements would have a material adverse effect on us.

         We may not be able to fully execute our growth strategy if we encounter tight capital markets or increased competition for qualified assets. Our current strategy contemplates substantial growth through the acquisition and development of assets and businesses. This strategy includes purchasing, constructing and otherwise acquiring additional assets or businesses. Limitations on our access to capital will impair our ability to execute this growth strategy. If we consummate any future acquisitions, our capitalization and results of operations may change significantly.

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

         If Atlas America, Resource Energy or Viking Resources default on their obligations to us, we do not have contractual recourse to Resource America. The omnibus agreement and master natural gas agreement between us and Atlas America, Resource Energy and Viking Resources are material to our business, financial condition and results of operations. Although Atlas America, Resource Energy and Viking Resources are subsidiaries of Resource America, Resource America has not guaranteed or otherwise assumed responsibility for any of its subsidiaries' obligations to us.

         A decline in natural gas prices could adversely affect our revenues. Our master natural gas gathering agreement with Atlas America, Resource Energy and Viking Resources provides for gathering fees equal to 16% of the gross sales price of the natural gas we transport, subject to minimum prices of $.35 or $.40 per mcf. Contracts for wells connected to our gathering systems in the future that will not be subject to the agreement will contain similar fee provisions, but may not establish minimum prices. Our business will therefore depend in part upon the prices at which the natural gas we transport is sold. Although historically there has been an abundant demand for natural gas, there has from time to time been a surplus of natural gas which has caused sharp fluctuations and declines in prices obtainable.

         Gathering system operations are subject to operational hazards and unforeseen interruptions. The operations of our gathering systems are subject to hazards and unforeseen interruptions, including natural disasters, adverse weather, accidents or other events, beyond our control. A casualty occurrence might result in injury and extensive property or environmental damage. Although we intend to maintain customary insurance coverage for gathering systems of similar capacity, we can offer no assurance that this coverage will be sufficient for any casualty loss we may incur.

         If we were to lose the management expertise of Atlas America, we would not have sufficient stand-alone resources to operate. We do not directly employ any of the persons responsible for our management. Rather, we rely on Atlas America personnel to manage and operate our business as officers and employees of our general partner. Therefore, if we were to lose the management expertise of Atlas America, we would not have sufficient stand-alone resources to operate. Further, neither our general partner nor we intend to obtain key man life insurance for the officers and employees of our general partner.

ITEM 2. PROPERTIES

         As of December 31, 2001, our principal facilities include approximately 1,300 miles of 2-inch to 12-inch diameter pipeline and 56 compressors, of which eight are leased from third parties.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the common unitholders during the fourth quarter of the year ended December 31, 2001.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER
              MATTERS

         Our common units are listed on the American Stock Exchange under the symbol "APL." Approximately 4,000 record holders held our common units as of March 27, 2002. In connection with our initial public offering, we also issued 1,641,026 subordinated units, all of which are held by our general partner. There is no established public trading market for the subordinated units.

         The following table sets forth the range of high and low sales prices of our common units and distributions on our common and subordinated units on a quarterly basis since our common units began trading on January 28, 2000.

                                                                                                        Distributions
                                                                                                          Declared
                                                                        High              Low             Per Unit
                                                                       ------           -------         --------------
2002
----
First quarter (through March 27, 2002).............................     $29.60           $23.51               $.52

2001
----
Fourth quarter.....................................................      29.50            19.25                .58
Third quarter......................................................      31.95            25.01                .60
Second quarter.....................................................      53.95            24.00                .67
First quarter......................................................      28.00            19.19                .65

2000
----
Fourth quarter.....................................................      18.94            13.50                .56
Third quarter......................................................      19.38            12.75                .54
Second quarter.....................................................      14.06            10.88                .45
First quarter......................................................      12.88            10.50                .30(1)

------------
(1) Minimum quarterly distribution of $.42 prorated for period from inception, January 28, 2000, through March 31, 2000.

     Pending completion or termination of our proposed acquisition of Triton, we have agreed that we will not declare or pay quarterly distributions on our common and subordinated units of more than $.60 per unit.

     On January 5, 2001, we issued 88,235 of our common units to Kingston Oil Corporation as partial consideration for the gas gathering system we acquired from it on that date. We issued these common units to Kingston without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, which provides an exemption for sales of securities in a private transaction.

     On March 16, 2001, we issued 32,924 of our common units to American Refining and Exploration Company as partial consideration for the gas gathering system we acquired from it on that date. We issued these common units to American Refining Exploration Company without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

         Our limited partnership agreement generally requires us to distribute available cash 98% to the limited partners and 2% to our general partner except for our general partner's incentive distribution rights which require distributions of increased percentages of available cash to the general partner as distributions to limited partners exceed specified minimums, as follows:

                                                Percent of Available
                                                   Cash in Excess
                       Minimum                      of Minimum
                     ----------                 --------------------
                      $    .42                          15%
                      $    .52                          25%
                      $    .60                          50%

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

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data should be read together with the consolidated financial statements, the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this report. The selected financial data set forth below for the years ended December 31, 2001 and 2000 is derived from financial statements appearing elsewhere in this report, audited by Grant Thornton LLP.

                                                                                                   For Years Ended
                                                                                        --------------------------------
                                                                                                    December 31,
                                                                                        --------------------------------
                                                                                           2001                   2000
                                                                                        -----------           ----------
                                                                                     (in thousands, except per share data)
Income statement data:
Revenues............................................................................    $    13,129           $    9,466
                                                                                        ===========           ==========
Depreciation and amortization.......................................................    $     1,356           $    1,020
                                                                                        ===========           ==========
Net income..........................................................................    $     8,556           $    6,625
                                                                                        ===========           ==========

Net income per limited partner unit - basic and diluted.............................    $      2.30           $     2.07
                                                                                        ===========           ==========

Cash distributions declared per common unit.........................................    $      2.50           $     1.85
                                                                                        ===========           ==========




                                                                                                    December 31,
                                                                                        --------------------------------
                                                                                           2001                   2000
                                                                                        -----------           ----------
                                                                                                 (in thousands)
Balance sheet data:
Total assets........................................................................    $    26,002           $   22,092

Long-term debt......................................................................          2,089                    -

Common unitholders' capital.........................................................         20,129               18,122
Subordinated unitholder capital.....................................................          1,661                2,074
General partner's capital...........................................................           (116)                 (89)
                                                                                        -----------           ----------
   Total capital....................................................................    $    21,674           $   20,107
                                                                                        ===========           ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         When used in this Form 10-K, the words "believes" "anticipates" "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1 of this report, under the caption "Risk Factors". These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

         The following is a discussion of our results of operations and liquidity and capital resources for the periods indicated below. This discussion should be read in conjunction with the consolidated financial statements and notes thereto, which are included elsewhere in this report.

General

         Our principal business objective is to generate income for distribution to our unitholders from the transportation of natural gas through our gathering systems. We completed an initial public offering of our common units in February 2000 and used the proceeds of that offering to acquire the gathering systems formerly owned by Atlas America, Inc. and its affiliates, all subsidiaries of Resource America. The acquisition agreement provided that operations of the gathering systems from and after January 28, 2000 would be for our account and, accordingly, we deem January 28, 2000 to be the commencement of our operations. The gathering systems gather natural gas from wells in eastern Ohio, western New York, and western Pennsylvania and transport the natural gas primarily to public utility pipelines. To a lesser extent, the gathering systems transport natural gas to end-users. The results of operations discussed below are for the year ended December 31, 2001 and the period ended December 31, 2000.

         In January 2001, we acquired the gas gathering system of Kingston Oil Corporation. The gas gathering system consists of approximately 100 miles of pipeline located in southeastern Ohio. The purchase price consisted of $1,250,000 of cash and 88,235 common units valued at $17.00 per unit. In March 2001, we acquired the gas gathering system of American Refining and Exploration Company. The gas gathering system consists of approximately 20 miles of pipeline located in Fayette County, Pennsylvania. The purchase price consisted of $150,000 of cash and 32,924 common units valued at $22.78 per unit. We drew on our $10.0 million line of credit in order to make both cash payments. These acquisitions were accounted for under the purchase method of accounting and, accordingly we allocated the purchase prices to the assets acquired based on their fair values at the dates of acquisition.

         Following the end of fiscal 2001, on January 18, 2002 we entered into an agreement to acquire substantially all of the equity interests in Triton from New Vulcan Coal Holdings and Vulcan Intermediary. The Vulcan entities will contribute 98% of the equity interests in Triton and $6.0 million in cash to us in exchange for 6,959,782 common units, 3,977,018 newly created subordinated units and 17,640,000 newly created deferred participation units. The deferred participation units will convert into subordinated units only if our combined operations meet specified target levels for distributions and available cash from operations. In addition, New Vulcan Coal Holdings will acquire our general partner.

         Triton is a coal mining company that owns and operates two large, union-free surface coal mines located in the Southern Powder River Basin near Gillette, Wyoming that produce environmentally compliant, sub-bituminous coal for use by electric utilities. Triton is one of the ten largest domestic producers of coal in total tons produced.

         Upon the closing of the Triton acquisition, we will make a special, one-time distribution of $3.70 per common unit to holders of common units as of the date of the special meeting of unitholders called to approve the acquisition. In addition, the 1,641,026 outstanding subordinated units held by our general partner will be transferred to Resource America and will convert into 1,481,026 common units. As a result of these transactions, the Vulcan entities will own approximately 69.2% of our outstanding common units, approximately 77.9% of our outstanding common and subordinated units in the aggregate, and approximately 90.2% of our common and subordinated units in the aggregate if all deferred participation units convert into subordinated units.

         As conditions to the completion of the Triton acquisition, we will also:

         o amend and restate our limited partnership agreement and the limited partnership agreement of our operating subsidiary, Atlas Pipeline Operating Partnership;

         o amend, restate and consolidate our master natural gas gathering agreement and omnibus agreement with Atlas America, which will allow Atlas America to continue to operate our pipeline systems and include a new commitment from Resource America and Atlas America to drill and connect 500 wells to our gathering systems;

         o terminate our distribution support agreement with our general partner; and

         o enter into a registration rights agreement with respect to the common units we will issue to the Vulcan entities and Resource America.

         We will need the affirmative vote of a majority of our outstanding common units and outstanding subordinated units, each voting separately as a class, to approve the Triton acquisition. Our general partner holds all of our outstanding subordinated units and has agreed to vote all of them in favor of the proposal. Accordingly, the class vote for the subordinated units approving the Triton acquisition is assured. We filed a preliminary proxy statement, which describes the Triton acquisition, with the Securities and Exchange Commission on February 15, 2002.


Results of Operations

         Our income for the year ended December 31, 2001, other than interest income, was transportation and compression revenue. Two variables which affect our transportation and compression revenues are:

         o the volumes of natural gas transported by us, which are in turn a function of the demand for natural gas in the regions served by our gathering systems, and

         o  the transportation fees paid to us.

         The following table sets forth the average volumes transported, average transportation rates and revenues received by us for the years ended December 31, 2001 and 2000.

                                                                 For The Years Ended
                                                        --------------------------------
                                                                    December 31,
                                                        --------------------------------
                                                              2001                2000
                                                        ---------------      -------------
Average daily throughput volumes in mcf..............            46,918             42,734
                                                        ===============      =============
Average transportation rate per mcf..................   $           .76      $         .65
                                                        ===============      =============
Total transportation and compression revenues........   $    13,094,700      $   9,441,000
                                                        ===============      =============

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Revenues. Our transportation and compression revenue increased to $13,094,700 in the year ended December 31, 2001 from $9,441,000 in the year ended December 31, 2000. The increase of $3,653,700 (39%) resulted from an increase in both the volumes of natural gas we transported and an increase in the average transportation fees paid to us.

         Our average daily throughput volumes were 46,918 mcfs in the year ended December 31, 2001 as compared to 42,734 mcfs in the year ended December 31, 2000, an increase of 4,184 mcfs (10%). The increase in the average daily throughput volume resulted principally from volumes associated with pipelines acquired during the three months ended March 31, 2001 and new wells added to our pipeline system; 196 wells were turned on-line in the year ended December 31, 2001. These increases were partially offset by the natural decline in production volumes inherent in the life of a well.

         Our transportation rates are primarily at fixed percentages of the sales price of natural gas transported. Our transportation rates for natural gas produced by Atlas America and its affiliates also have specified minimums. Our average transportation rate was $.76 per mcf in the year ended December 31, 2001 as compared to $.65 per mcf in the year ended December 31, 2000, an increase of $.11 per mcf (17%). The increase in our average transportation rate resulted from the increase in the average natural gas price received by producers for gas transported through our pipeline system. Transportation rates had increased significantly during the year, but had fallen back to an average of $.50 per mcf for the month ended December 31, 2001.

         Interest income of $34,600 consists of interest earned on funds temporarily invested in short-term money market accounts, an increase of $9,400 (37%) from $25,200 for the year ended December 31, 2000.

         Costs and Expenses. Our transportation and compression expenses increased to $1,929,200 in the year ended December 31, 2001 as compared to $1,223,800 in the year ended December 31, 2000, an increase of $705,400 (58%). Our average cost per mcf of transportation and compression was $.11 in the year ended December 31, 2001 as compared to $.08 in the year ended December 3, 2000, an increase of $.03 (38%). This increase primarily resulted from an increase in compressor expenses, including lease payments, in the year ended December 31, 2001 as compared to the prior year, due to upgrades and additions, and increased costs approximating $253,600 associated with operating pipelines acquired in the three months ended March 31, 2001.

         Our general and administrative expenses increased to $1,112,800 in the year ended December 31, 2001 as compared to $589,400 in the year ended December 31, 2000, an increase of $523,400 (89%). This increase primarily resulted from an increase in allocated compensation and benefits ($182,000), and legal and professional fees ($200,000) due to the increased level of activity associated with acquisitions, and an increase in our insurance ($88,600), reflecting an increase in our operating activities and assets and the insurance market.

         Our depreciation and amortization expense increased to $1,356,100 in the year ended December 31, 2001 as compared to $1,019,600 in the year ended December 31, 2000, an increase of $336,500 (33%). This increase resulted from the increased depreciation associated with pipeline extensions and acquisitions.

         Our interest expense increased to $175,600 in the year ended December 31, 2001 as compared to $8,800 in the year ended December 31, 2000. This increase of $166,800 resulted from borrowings on our credit facility in January and March of 2001 to fund two acquisitions and an additional draw in June 2001 to fund capital expenditures associated with pipeline extensions.

Liquidity and Capital Resources

         Our primary cash requirements, in addition to normal operating expenses, are debt service, sustaining capital expenditures, expansion capital expenditures and quarterly distributions to our common unitholders, subordinated unitholders and general partner. In addition to utilizing cash generated from operations, we could meet our cash requirements through borrowings under our credit facilities or through contributions from our general partner pursuant to the distribution support agreement.

The following table summarizes our financial condition at December 31, 2001 and 2000:

                                                             December 31,
                                                       -------------------------
                                                          2001           2000
                                                       ----------     ----------
Current ratio........................................    1.6 to 1       1.9 to 1
Working capital (in thousands).......................  $    1,359     $    1,845
Ratio of long-term debt to total partners' capital...    .10 to 1          N/A

         During 2001, net cash provided by operations of $10,268,200 was derived principally from $9,911,700 of income from operations before depreciation and amortization. This increase of $4,299,900 in cash provided by operations from fiscal 2000 resulted primarily from an increase in income from operations before depreciation and amortization of $2,267,500 and changes in operating assets and liabilities of $1,996,700. The increase in cash flow provided by operations was principally due to and increase in transportation revenue of $3,653,700 due to an increase in both the volumes transported by us and the average price per mcf received by us in fiscal 2001 as compared to fiscal 2000. This increase in revenue was partially offset by increases of $1,228,800 in transportation and general and administrative expenses due to an increase in our operating activities. The increase in accounts receivable and prepaid expenses in the prior year of $1,785,800, which represents two months of transportation fees, was a result of fiscal 2000 being our initial year of operations.

         Net cash used in investing activities was $3,128,000, a decrease of $14,836,600 from cash used in investing activities in fiscal 2000. Net cash used in investing activities during 2001 consisted of the acquisition of two small pipelines from third parties ($1,400,000) and capital expenditures associated with extensions and compression upgrades to our existing pipeline systems ($1,728,000). In the prior year, we used $16,635,100 for the initial acquisition of our gathering system.

         Net cash used in financing activities was $7,021,500, a change of $21,060,300 from cash provided by financing activities of $14,038,800 in the prior year. Distributions paid to partners during 2001 amounted to $9,118,300, an increase of $5,435,400 over the year ended December 31, 2000. Net borrowings of $2,089,000 were used to acquire two gas gathering systems and fund pipeline extensions. In the prior year, we had received proceeds from our initial public offering of $18,135,000.

Commitments

         Through December 31, 2001, we have incurred costs of approximately $400,000 and estimate that total costs associated with the Triton acquisition, for which we will be responsible if the transaction does not close, will ultimately exceed $3.0 million. We would then have the right to seek reimbursement of up to $1.2 million from the Vulcan entities if Triton had not obtained the $225.0 million of financing that is a condition of closing. Our obligation to pay any remaining un-reimbursed costs could adversely affect our ability to pay future minimum quarterly distributions. If the transaction closes, we expect to use the Triton financing to pay the transaction costs, which we estimate will be $21.0 million.

Debt Obligations and Credit Facilities

         We entered into $10.0 million revolving credit facility in October 2000. For a description of the terms of this facility, you should read Note 5 to our consolidated financial statements. Our principal purpose in obtaining the facility was to help fund the expansion of out existing gathering systems and the acquisitions of other gas gathering systems. In the year ended December 31, 2001, we used $1.4 million of the facility to fund, in part, the acquisitions of two gas gathering systems and $689,000 of the facility to fund capital expenditures for expansions of our existing gathering systems. At December 31, 2001, $2,089,000 was outstanding on this facility.

Capital Expenditures

         Our property and equipment was approximately 77% and 71% of our total consolidated assets at December 31, 2001 and 2000, respectively. Capital expenditures, other than for the initial acquisition of the gathering system in 2000, and the acquisitions of two pipelines in 2001, were $1.9 million and $1.3 million for the years ended December 31, 2001 and 2000, respectively. These capital expenditures principally consisted of costs relating to expansion of our existing gathering systems as a result of new wells connected to our system and compressor upgrades. We anticipate capital expenditures for 2002 of $4.3 million for further expansion of our gathering systems, including approximately $2.5 million for a major trunk system expansion in Fayette County, Pennsylvania, and upgrading of our compressor facilities. These capital expenditures will be funded by a combination of cash generated from operations and from our existing line of credit. As of December 31, 2001, however, we did not have any specific commitments to make any capital expenditures. Our capital expenditures could increase materially from our estimate if the number of wells connected to our gathering systems in fiscal 2002 exceeds our current estimate.

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

Recently Issued Financial Accounting Standards

         In June 2001, the Financial Accounting Standards Board issued (SFAS) No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations".

         SFAS 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase combination completed after June 2001 will not be amortized, but will be evaluated for impairment in accordance with the appropriate existing accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 2001 will continue to be amortized until we adopt SFAS 142, which is required to be adopted for fiscal years beginning after December 15, 2001. We do not expect the impact of adoption to have a material effect on our consolidated financial statements. As of January 1, 2002, the date of adoption, we have unamortized goodwill in the amount of $2.3 million which will be subject to the transition provisions of SFAS 142. Amortization expense related to goodwill was $88,000 for the year ended December 31, 2001.

         SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS 143 will be effective for fiscal years beginning after June 15, 2002. We are evaluating the impact of SFAS 143, but do not expect the adoption of it to have a material effect on our consolidated financial statements.

         In August 2001, SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" was issued, addressing financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. Implementation will be effective for fiscal years beginning after December 31, 2001. We are evaluating the impact of SFAS 144, but do not expect the adoption of it to have a material effect on our consolidated financial statements.

Critical Accounting Policies and Estimates

         Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared.

         The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect:

         o  the amount we report for assets and liabilities;

         o our disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and

         o the amounts we report for revenues and expenses during the reporting period.

         Therefore, the reported amounts of our assets and liabilities, revenues and expenses and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular position circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

         In preparing our consolidated financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, provisions for uncollectable accounts receivable, exposures under contractual indemnifications and various other recorded or disclosed amounts. However, we believe that certain accounting policies are of more significance in our financial statement preparation process than others. With respect to our environmental exposure, we utilize both internal and external experts to assist us in identifying environmental issues.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         All of our assets and liabilities are denominated in U.S. dollars, and as a result, we do not have exposure to currency exchange risks.

         We do not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions, and as a result, we do not have exposure to derivatives risk.

         Market risk inherent in our debt is the potential change arising from increases or decreases in interest rates. Changes in variable rate debt usually do not affect the fair value of the debt instrument, but may affect our future earnings and cash flows.

         We have a $10.0 million revolving credit facility to fund the expansion of our existing gathering systems and the acquisition of other gas gathering systems. The carrying value of our debt was approximately $2.1 million at December 31, 2001. At our option, the facility bears interest at either the lending institution's prime rate plus 50 basis points or the Euro Rate, which is defined as an average of specified London InterBank Offered Rates ("LIBOR") plus 150 or 200 basis points, depending upon Atlas' leverage ratio. At December 31, 2001, the weighted average interest rate was 4.0%. A hypothetical 10% change in the average interest rate applicable to this debt would result in a change of approximately $9,000 in our net income and would not affect the market value of this debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




Report of Independent Certified Public Accountants




Partners
Atlas Pipeline Partners, L.P.


         We have audited the accompanying consolidated balance sheets of Atlas Pipeline Partners, L.P. and subsidiaries (the "Partnership") as of December 31, 2001 and 2000, and the related consolidated statements of income, partners' capital (deficit) and cash flows for the year ended December 31, 2001 and the period from commencement of operations on January 28, 2000 through December 31, 2000, hereafter referred to as the year ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2001 and 2000 and the consolidated results of its operations and its consolidated cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.











/s/ Grant Thornton LLP
---------------------
Cleveland, Ohio
February 8, 2002

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     December 31,
                                                                                       ------------------------------------
                                                                                              2001                2000
                                                                                       -----------------    ---------------
                  ASSETS
Current assets:
   Cash and cash equivalents........................................................    $   2,162,200         $   2,043,500
   Accounts receivable - affiliates.................................................        1,312,300             1,781,400
   Prepaid expenses.................................................................          123,500                 4,400
                                                                                        -------------         -------------
     Total current assets...........................................................        3,598,000             3,829,300

Property and equipment:
   Gas gathering and transmission facilities........................................       24,153,400            18,648,900
   Less - accumulated depreciation..................................................       (4,144,000)           (2,875,900)
                                                                                        -------------         -------------
     Net property and equipment.....................................................       20,009,400            15,773,000

Goodwill (net of accumulated amortization of $285,300 and $197,300).................        2,304,600             2,392,600

Other Assets (net of accumulated amortization of $53,300 and $8,800)................           89,800                96,600
                                                                                        -------------         -------------
                                                                                        $  26,001,800         $  22,091,500
                                                                                        =============         =============


                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
   Accounts payable and accrued liabilities.........................................    $     189,600         $     101,100
   Distribution payable.............................................................        2,049,600             1,883,300
                                                                                        -------------         -------------
     Total current liabilities......................................................        2,239,200             1,984,400

Long-term debt......................................................................        2,089,000                     -

Partners' capital (deficit):
   Common unitholders, 1,621,159 and 1,500,000 units outstanding....................       20,128,700            18,122,200
   Subordinated unitholder, 1,641,026 units outstanding.............................        1,660,900             2,073,800
   General partner..................................................................         (116,000)              (88,900)
                                                                                        -------------         -------------
     Total partners' capital........................................................       21,673,600            20,107,100
                                                                                        -------------         -------------
                                                                                        $  26,001,800         $  22,091,500
                                                                                        =============         =============

           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                                    December 31,
                                                                                       ------------------------------------
                                                                                            2001                   2000
                                                                                       --------------           -----------
Revenues:
   Transportation and compression...................................................    $  13,094,700           $ 9,441,000
   Interest income..................................................................           34,600                25,200
                                                                                        -------------           -----------
     Total revenues.................................................................       13,129,300             9,466,200

Costs and expenses:
   Transportation and compression...................................................        1,929,200             1,223,800
   General and administrative.......................................................        1,112,800               589,400
   Depreciation and amortization....................................................        1,356,100             1,019,600
   Interest.........................................................................          175,600                 8,800
                                                                                        -------------           -----------
     Total costs and expenses.......................................................        4,573,700             2,841,600
                                                                                        -------------           -----------

Net income..........................................................................    $   8,555,600           $ 6,624,600
                                                                                        =============           ===========

Net income - limited partners.......................................................    $   7,499,200           $ 6,492,100
                                                                                        =============           ===========

Net income - general partner........................................................    $   1,056,400           $   132,500
                                                                                        =============           ===========

Basic and diluted net income per limited partner unit...............................    $        2.30           $      2.07
                                                                                        =============           ===========

Weighted average limited partner units outstanding..................................        3,254,543             3,141,026
                                                                                        =============           ===========

           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                            Number of Limited
                                              Partner Units
                                    ----------------------------------                                                 General
                                        Common        Subordinated           Common            Subordinated            Partner
                                    -----------------------------------------------------------------------------------------------
Balance at January 1, 2000..........            -                -        $           -       $            -        $       1,000
Issuance of common units............    1,500,000                -           18,135,000                    -                    -
Issuance of subordinated units......            -        1,641,026                    -            1,220,600                    -
Payment of offering expenses........            -                -             (352,500)            (382,400)             (16,100)
Capital contribution................            -                -                    -                    -              443,100
Distributions paid to partners......            -                -           (1,920,600)          (1,237,200)            (525,100)
Distribution payable................            -                -             (840,000)            (919,000)            (124,300)
Net income..........................            -                -            3,100,300            3,391,800              132,500
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000........    1,500,000        1,641,026        $  18,122,200       $    2,073,800        $     (88,900)
Issuance of common units............      121,159                -            2,250,000                    -                    -
Capital contributions...............            -                -                    -                    -               45,500
Distributions paid to partners......            -                -           (3,112,800)          (3,150,700)            (971,500)
Distribution payable................            -                -             (940,300)            (951,800)            (157,500)
Net income..........................            -                -            3,809,600            3,689,600            1,056,400
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001........    1,621,159        1,641,026        $  20,128,700       $    1,660,900        $    (116,000)
                                    =============      ===========        =============       ==============        =============


                                           Partners'
                                            Capital
                                           (Deficit)
------------------------------------------------------
Balance at January 1, 2000..........     $       1,000
Issuance of common units............        18,135,000
Issuance of subordinated units......         1,220,600
Payment of offering expenses........          (751,000)
Capital contribution................           443,100
Distributions paid to partners......        (3,682,900)
Distribution payable................        (1,883,300)
Net income..........................         6,624,600
------------------------------------------------------
Balance at December 31, 2000........     $  20,107,100
Issuance of common units............         2,250,000
Capital contributions...............            45,500
Distributions paid to partners......        (7,235,000)
Distribution payable................        (2,049,600)
Net income..........................         8,555,600
------------------------------------------------------
Balance at December 31, 2001........     $  21,673,600
                                         =============

           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                                    December 31,
                                                                                       ------------------------------------
                                                                                            2001                    2000
                                                                                       --------------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..........................................................................    $   8,555,600           $ 6,624,600
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization....................................................        1,356,100             1,019,600
   Amortization of deferred finance costs...........................................           44,500                 8,800
Change in operating assets and liabilities:
   Decrease (increase) in accounts receivable-affiliates and prepaid expenses.......          350,000            (1,785,800)
   (Decrease) increase in accounts payable and accrued liabilities..................          (38,000)              101,100
                                                                                        -------------           -----------
   Net cash provided by operating activities........................................       10,268,200             5,968,300
                                                                                        -------------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of gathering systems....................................................       (1,400,000)          (16,635,100)
Capital expenditures................................................................       (1,728,000)           (1,329,500)
                                                                                        -------------           -----------
   Net cash used in investing activities............................................       (3,128,000)          (17,964,600)
                                                                                        -------------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility.........................................        2,089,000                     -
Proceeds from initial public offering...............................................                -            18,135,000
Capital contributions...............................................................           45,500               443,100
Payment of formation costs..........................................................                               (751,000)
Distributions paid to partners......................................................       (9,118,300)           (3,682,900)
Increase in other assets............................................................          (37,700)             (105,400)
                                                                                        -------------           -----------
   Net cash (used in) provided by financing activities..............................       (7,021,500)           14,038,800
                                                                                        -------------           -----------
Increase in cash and cash equivalents...............................................          118,700             2,042,500
Cash and cash equivalents, beginning of year........................................        2,043,500                 1,000
                                                                                        -------------           -----------
Cash and cash equivalents, end of year..............................................    $   2,162,200           $ 2,043,500
                                                                                        =============           ===========

Supplemental Cash Flow Information:
   Cash paid during the year for interest...........................................    $      94,800           $         -



Non-cash Activities:
   Issuance of units in exchange for gas gathering and transmission facilities-
     Common.........................................................................    $   2,250,000                     -
     Subordinated...................................................................                -           $21,333,300
   Liability for gas system acquisition.............................................    $     126,500                     -

           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 1 - NATURE OF OPERATIONS

The Partnership

         Atlas Pipeline Partners, L.P. (the "Partnership") is a Delaware limited partnership formed in May 1999 to acquire, own and operate natural gas gathering systems theretofore owned by Atlas America, Inc. ("Atlas") and its affiliates, Viking Resources Corporation ("VRC") and Resource Energy, Inc. ("REI") (collectively referred to as the "Predecessor", all of which were wholly-owned subsidiaries of Resource America, Inc. ("RAI" or "Parent"). RAI is a publicly traded company (trading under the symbol REXI on NASDAQ) operating in energy, real estate and equipment leasing.

         The accompanying financial statements and related notes present the Partnership's consolidated financial position as of December 31, 2001 and 2000 and the results of its consolidated results of its operations, cash flows and changes in partners' capital (deficit) for the year ended December 31, 2001 and the period from commencement of operations on January 28, 2000 through December 31, 2000, hereafter referred to as the year ended December 31, 2000. All material intercompany transactions and accounts have been eliminated.

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

Partnership Structure and Management

         The Partnership's operations are conducted through subsidiary entities whose equity interests are owned by its subsidiary, Atlas Pipeline Operating Partnership, L.P., an operating partnership (the "Operating Partnership"). Atlas Pipeline Partners GP, LLC (the General Partner and a wholly-owned subsidiary of Atlas), owns, through its general partner interests in the Partnership and the Operating Partnership, a 2% general partner interest in the consolidated pipeline operations. The remaining 98% is owned by limited partner interests of which 49.7% consists of Common Units and 50.3% consists of Subordinated Units. The rights of holders of the Subordinated Units are different from and are subordinated to the rights of the holders of Common Units to participate in distributions. Through the ownership of these Subordinated Units and the General Partner interest, the General Partner effectively manages and controls both the Partnership and the Operating Partnership.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 2001


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

Critical Accounting Policies and Estimates

         Certain amounts included in or affecting the Partnership's consolidated financial statements and related disclosures must be estimated, requiring the Partnership to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared.

         The preparation of its consolidated financial statements in conformity with generally accepted accounting principles requires the Partnership to make estimates and assumptions that affect:

         o  the amount the Partnership reports for assets and liabilities;

         o the Partnership's disclosure of contingent assets and liabilities at the date of the financial statements; and

         o the amounts the Partnership reports for revenues and expenses during the reporting period.

         Therefore, the reported amounts of the Partnership's assets and liabilities, revenues and expenses and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. The Partnership evaluates these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods the Partnership considers reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from the Partnership's estimates. Any effects on the Partnership's business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

         In preparing its consolidated financial statements and related disclosures, the Partnership must use estimates in determining the economic useful lives of its assets, provisions for uncollectable accounts receivable, exposures under contractual indemnifications and various other recorded or disclosed amounts. However, the Partnership believes that certain accounting policies are of more significance in its financial statement preparation process than others. With respect to environmental exposure, the Partnership utilizes both internal and external experts to assist it in identifying environmental issues.

Property and Equipment

         Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Gas gathering and transmission facilities are depreciated over 15 or 20 years using the straight-line and double declining balance methods. Other equipment is depreciated over 5 to 10 years using the straight-line method.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Impairment of Long-Lived Assets

         The Partnership reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset's estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value (see New Accounting Standards).

Goodwill

         Goodwill is associated with the Predecessor's acquisition of the gas gathering operations, and has been maintained at the Predecessor's carrying value. Goodwill is being amortized over a period of 30 years, using the straight-line method (see New Accounting Standards).

New Accounting Standards

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," SFAS 142, "Goodwill and Other Intangible Assets," and SFAS 143, "Accounting for Asset Retirement Obligations."

         SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The adoption of SFAS 141 as of July 2001 had no impact on the Partnership's consolidated financial statements.

         SFAS 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. Any goodwill and any intangible asset determined to have an indefinite useful life that is acquired in a purchase business combination completed after June 2001 will not be amortized, but will be evaluated for impairment in accordance with the appropriate existing accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 2001 will continue to be amortized until the Partnership adopts SFAS 142, which is required to be adopted for fiscal years beginning after December 15, 2001. As of January 1, 2002, the Partnership expects to have unamortized goodwill in the amount of $2.3 million which will be subject to the transition provisions of SFAS 142. Amortization expense related to goodwill was $88,000 for the year ended December 31, 2001. The Partnership does not expect the adoption of SFAS 142 to have a material effect on the Partnership's operations or financial position.

         SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS 143 will be effective for fiscal years beginning after June 15, 2002. The Partnership is evaluating the impact of SFAS 143.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

         In August 2001, SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Live Assets" was issued addressing financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. Implementation will be effective for fiscal years beginning after December 31, 2001. The Partnership is evaluating the impact of SFAS 144.

Distributions

         The Partnership is required to distribute, within 45 days of the end of each quarter, all of its available cash for that quarter. For each quarter during the subordination period (through at least March 2005), to the extent there is sufficient cash available, the Common Unit holders have the right to receive a minimum quarterly distribution ("MQD") of $.42 per unit prior to any distribution to the subordinated units. The General Partner, in connection with a distribution support agreement, was required to advance the first distribution due to the normal lag time between transportation of volumes and receipt of cash. Since that time, the Partnership has met all MQD requirements. The General Partner was subsequently repaid from the second quarterly distribution. If distributions in any quarter exceed specified target levels, the general partner will receive between 15% and 50% of such distributions in excess of the specified target levels.

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

Revenue Recognition

         Revenues are recognized at the time the natural gas is transported through the gathering systems. Under the terms of the master natural gas gathering agreement with Atlas and its affiliates, the Partnership receives fees for gathering natural gas from wells either owned by Atlas, and limited partnerships sponsored by Atlas or by independent third parties whose wells were connected to the Partnership's gathering systems when operations commenced. The fees received for the gathering services are the greater of 16% of the gross sales price for gas produced from the wells, or $.35 or $.40 per thousand cubic feet ("mcf"), depending on the ownership of the well. Substantially all gas gathering revenues are derived under this agreement. Transportation with third parties are at separately negotiated prices.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Fair Value of Financial Instruments

         For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments. The carrying value of long-term debt at December 31, 2001 approximates fair market value since interest rates approximate current market rates.

Net Income Per Unit

         There is no difference between basic and diluted net income per limited partner unit since there are no potentially dilutive units outstanding. Net income per limited partner unit is determined by dividing net income, after deducting the General Partner's 2% interest, by the weighted average number of outstanding Common Units and Subordinated Units (a total of 3,262,185 units as of December 31, 2001).

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

Cash Flow Statements

         For purposes of the statements of cash flows, all highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents.

Concentration of Credit Risk

         Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash. The Partnership places its temporary cash investments in high quality short-term money market instruments and deposits with high quality financial institutions and brokerage firms. At December 31, 2001, the Partnership had $2.2 million in deposits at one bank, of which $2.0 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 2001


NOTE 3 - RELATED PARTY TRANSACTIONS

         The Partnership is affiliated with RAI and its subsidiaries, including Atlas, VRC and REI ("Affiliates"). The Partnership is dependent upon the resources and services provided by RAI and these Affiliates. Accounts receivable-affiliates represents the net balance due from these Affiliates for gas transported through the gathering systems, net of reimbursements for Partnership costs and expenses paid by these Affiliates. Substantially all Partnership revenue is from these Affiliates.

         The Partnership does not currently directly employ any persons to manage or operate its business. These functions are provided by the General Partner and employees of RAI and/or its Affiliates who are retained by the General Partner. The General Partner does not receive a management fee or other compensation in connection with its management of the Partnership. The Partnership reimburses Atlas America and /or its Affiliates for all direct and indirect costs of services provided, including the cost of employees, officer and managing board member compensation and benefits properly allocable to the Partnership, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership.

         The partnership agreement provides that the General Partner will determine the expenses that are allocable to the Partnership in any reasonable manner determined by the General Partner at its sole discretion. For the years ended December 31, 2001 and 2000, such reimbursements were approximately $4.9 million and $3.0 million, respectively, including costs capitalized by the Partnership.

         Under an agreement with Atlas and its Affiliates, Atlas must construct up to 2,500 feet of sales lines from its existing wells to a point of connection to the Partnership's gathering systems. The Partnership must, at its own cost, extend its system to connect to any such lines extended to within 1,000 feet of its gathering systems. With respect to wells to be drilled by Atlas that will be more than 3,500 feet from the Partnership's gathering systems, the Partnership has various options to connect those wells to its gathering systems at its own cost.

         Atlas has agreed to provide the Partnership with financing for the cost of constructing new gathering system expansions through February 2, 2005, on a stand-by basis. If the Partnership chooses to use this stand-by commitment, the financing will be provided through the issuance of Common Units to Atlas. The number of Common Units issued will be based upon the construction costs advanced and the fair value of the Common Units at the time of such advances. The commitment is for a maximum of $1.5 million in any contract year. As of December 31, 2001, the Partnership had not availed itself of the stand-by financing.


NOTE 4 - DISTRIBUTION DECLARED

         On December 21, 2001, the Partnership declared a cash distribution of $.58 per unit on its outstanding Common Units and Subordinated Units. The distribution represented the available cash flow for the three months ended December 31, 2001. The $2,049,600 distribution, which included a distribution of $157,500 to the General Partner in respect of its general partner interest, was paid on February 8, 2002 to unit holders of record on December 31, 2001.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 2001


NOTE 5 - LONG-TERM DEBT AND CREDIT FACILITY

         In October 2000, Atlas Pipeline entered into a $10.0 million revolving credit facility administered by PNC Bank, National Association. Up to $3.0 million of the facility may be used for standby letters of credit. Borrowings under the facility are secured by a lien on and security interest in all the property of the Partnership and its subsidiaries, including pledges by the Partnership of the issued and outstanding equity interests in its subsidiaries. The revolving credit facility has a term ending in October 2003 and bears interest at one of two rates, elected at the Partnership's option: (i) the Base Rate plus the Applicable Margin or (ii) the Euro Rate plus the Applicable Margin. As used in the facility agreement, the Base Rate is the higher of (a) PNC Bank's prime rate or (b) the sum of the federal funds rate plus 50 basis points. The Euro Rate is the average of specified LIBOR rates divided by 1.00 minus the percentage prescribed by the Federal Reserve Board for determining reserve requirements. The Applicable Margin varies with the Partnership's leverage ratio from between 150 to 200 basis points (for the Euro Rate option) or 0 to 50 basis points (for the Base Rate option). Draws under any letter of credit bear interest as specified under (i), above. The credit facility contains financial covenants, including the requirement that Atlas Pipeline maintain: (a) a leverage ratio not to exceed 3.0 to 1.0, (b) an interest coverage ratio greater than 3.5 to 1.0 and (c) a minimum tangible net worth of $14.0 million. In addition, the facility limits, among other things, sales, leases or transfers of property by the Partnership, the incurrence by the Partnership of other indebtedness and certain investments by Atlas Pipeline. As of December 31, 2001, $2.1 million was outstanding under this facility at an average interest rate of 4.0%.


NOTE 6 - LEASES AND COMMITMENTS

         The Partnership leases certain compressors associated with its gathering systems. Rent expense for the year ended December 31, 2001 was $783,742. Minimum future lease payments for these leases as of December 31, 2001 were as follows: 2002 - $617,800; 2003 - $48,500.


NOTE 7 - ACQUISITIONS

         In January 2001, the Partnership acquired the gas gathering system of Kingston Oil Corporation. The gas gathering system consists of approximately 100 miles of pipeline located in southeastern Ohio. The purchase price was $2,750,000, consisting of $1.25 million of cash and 88,235 common units valued at $17.00 per unit. The Partnership drew on the $10.0 million line of credit in order to make the cash payment.

         In March 2001, the Partnership acquired the gas gathering system of American Refining and Exploration Company. The gas gathering system consists of approximately 20 miles of pipeline located in Fayette County, Pennsylvania. The purchase price was $900,000, consisting of $150,000 of cash and 32,924 common units valued at $22.78 per unit. The Partnership drew on its $10.0 million line of credit in order to make the cash payment.

         These acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase prices were allocated to the assets acquired based on their fair values at the dates of acquisition.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 2001


NOTE 8 - SUBSEQUENT EVENT

         On January 18, 2002, the Partnership announced that it entered into an agreement to acquire Triton Coal Company, LLC ("Triton"), from New Vulcan Coal Holdings, L.L.C. and one of its affiliates (collectively, "Vulcan"). Vulcan will make a $6.0 million cash contribution to the Partnership, which will be paid out to the Partnership's Common Unitholders as a one-time cash distribution of $3.70 per outstanding Common Units promptly after closing. The Partnership will issue to Vulcan 7.0 million Common Units, 4.0 million Subordinated Units and 17.6 million deferred participation units (representing a right to receive Subordinated Units if certain financial thresholds are achieved). The Partnership presently has outstanding 1.62 million Common Units and 1.64 million Subordinated Units. In connection with the Triton transaction, the General Partner's 1.64 million subordinated units will convert into 1.48 million Common Units, which will constitute 14.7% of the Common Units and 10.5% of the Common and Subordinated Units in the aggregate. The current common unitholders, who currently own 100% of the outstanding Common Units and approximately 49.7% of the total outstanding Common and Subordinated Units in the aggregate, will own approximately 16.1% of the total Common Units and 11.5% of the Common and Subordinated Units in the aggregate. The acquisition is contingent upon approval by the Partnerships unitholders and refinancing of Triton's and the Partnership's debt.

         Additionally, the master gathering agreement will be modified so that Atlas will continue to control and manage, maintain and extend the gas gathering system in return for a fee and reimbursement of certain of its expenses. Atlas will continue to sell interests in drilling partnerships and, as in the past, when feasible, connect completed wells to the Partnership's gas gathering systems.

         Simultaneously with the closing of the acquisition of Triton Coal Company, Atlas will sell its interest in the General Partner. Both agreements may be terminated if the transactions are not consummated by May 15, 2002, subject to an extension to June 30, 2002.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 9 - QUARTERLY FINANCIAL DATA (Unaudited)

                                                                                For the Quarter Ended
                                                                ----------------------------------------------------------
                                                                March 31        June 30       September 30     December 31
                                                                --------     -----------      ------------     -----------
                                                                  (in thousands, except for unit and per unit data)
Year ended December 31, 2001
Revenues....................................................  $    4,281      $    3,424      $    2,587       $    2,837
Costs and expenses..........................................         945           1,225           1,230            1,174
Net income..................................................       3,336           2,199           1,357            1,663
Net income - limited partners...............................       2,987           1,801           1,195            1,516
Net income - general partner................................         349             398             162              147
Basic and diluted net income per limited partner unit.......         .92             .55             .37              .46
Weighted average units outstanding..........................   3,231,193       3,262,185       3,262,185        3,262,185

Year ended December 31, 2000
Revenues....................................................  $    1,150      $    2,295      $    2,938       $    3,083
Costs and expenses..........................................         384             656             945              856
Net income..................................................         766           1,639           1,993            2,227
Net income - limited partners...............................         751           1,606           1,953            2,182
Net income - general partner................................          15              33              40               45
Basic and diluted net income per limited partner unit.......         .24             .51             .62              .70
Weighted average units outstanding..........................   3,141,026       3,141,026       3,141,026        3,141,026


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

Name                         Age      Position with General Partner
----                         ---      -----------------------------
Edward E. Cohen               62      Chairman of the Managing Board
Jonathan Z. Cohen             31      Vice-Chairman of the Managing Board
Michael L. Staines            52      President, Chief Operating Officer,
                                         Secretary and Managing Board Member
Tony C. Banks                 47      Managing Board Member
William R. Bagnell            39      Managing Board Member
George C. Beyer, Jr.          62      Managing Board Member
Murray S. Levin               55      Managing Board Member

         Edward E. Cohen has been Chairman of the Board of Directors of Resource America since 1990 and Chief Executive Officer and a director of Resource America since 1988. He has been Chairman of the Board of Directors of Atlas America since 1998. He is Chairman of the Board of Directors and a director of Brandywine Construction & Management, Inc., a real estate construction and management company, and a director of TRM Corporation, a consumer services company, and a Director of TRM Corporation, a publicly traded consumer services company. Mr. Cohen is the father of Jonathan Z. Cohen.

         Jonathan Z. Cohen has been Executive Vice President of Resource America since 2001. Before that, Mr. Cohen had been a Senior Vice President since 1999. Mr. Cohen has been Vice Chairman and a director of Atlas America and a director of Resource Energy since 1998. Mr. Cohen has also served as Trustee and Secretary of RAIT Investment Trust, a real estate investment trust, since 1997 and Chairman of the Board of Directors of the Richardson Company, a sales consulting company, since 1999. From 1994 to 1997, Mr. Cohen was Chief Executive Officer of Blue Guitar Films, Inc., a New York based media company. Mr. Cohen is the son of Edward E. Cohen.

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

         Tony C. Banks has been the Chairman of the Board of Directors of Optiron Corporation, an energy technology subsidiary of Atlas America, since 2000. Before that, he was President and Chief Executive Officer of Atlas America. From 1995 to 1998, Mr. Banks was a Vice President of various subsidiaries of Atlas America. From 1974 to 1995, Mr. Banks was employed in various accounting and administrative positions with subsidiaries of Consolidated Natural Gas Company, most recently as Treasurer of its national energy marketing subsidiary.

         William R. Bagnell has been Vice President-Energy for Planalytics, Inc., an energy industry software company, since March 2000. Before that, he was from 1998 the Director of Sales for Fisher Tank Company, a national manufacturer of carbon and stainless steel bulk storage tanks. From 1992 through 1998, Mr. Bagnell was a Manager of Business Development for Buckeye Pipeline Partners,, L.P., a publicly traded master limited partnership which is a transporter of refined petroleum products.

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

         Murray S. Levin is Managing Director and partner in the Litigation Department of Pepper Hamilton LLP. He primarily handles pharmaceutical products liability cases and an array of commercial matters, including those with an international cast. In recent years, Mr. Levin has done a large volume of work in the products liability area for many pharmaceutical companies and their subsidiaries. Mr. Levin served as the first American president of the Association Internationale des Jeunes Avocats (Young Lawyers International Association), headquartered in western Europe. He is a past president of the American Chapter and a member of the board of directors of the Union Internationale des Avocats (International Association of Lawyers), a Paris-based organization that is the world's oldest international lawyers association.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and managing board members of our general partner and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all such reports.

         Based solely on our review of reports received by us, or written representations from certain reporting persons that they were not required to make any filings, we believe that, during fiscal 2001, the executive officers and directors of our general partner and greater than ten percent unitholders complied with all applicable filing requirements except that Edward Cohen and Jonathan Cohen failed to file Form 4s on a timely basis in connection with sales of our common units by Charles Rennie Financial, Inc., on whose board of directors they both serve.

Reimbursement of Expenses of Our General Partner and its Affiliates

         Our general partner does not receive any management fee or other compensation for its services. We reimburse our general partner and its affiliates, including Atlas America, for all expenses incurred on our behalf. These expenses include the costs of employee, officer and managing board member compensation and benefits properly allocable to us and all other expenses necessary or appropriate to the conduct of our business. The partnership agreement provides that the general partner will determine the expenses that are allocable to us in any reasonable manner determined by the general partner in its sole discretion. The general partner allocates the costs of employee and officer compensation and benefits based upon the amount of business time spent by those employees and officers on our business. We reimbursed our general partner $4.9 million for expenses incurred during fiscal 2001.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

         We do not directly compensate the executive officers of our general partner. Rather, Atlas America and its affiliates allocate the compensation of the executive officers between activities on behalf of our general partner and us and activities on behalf of Atlas America and its affiliates, and we reimburse them for the compensation allocated to us. The compensation allocation for fiscal 2001 was $208,000.

Compensation of Managing Board Members

         We do not pay additional remuneration to officers of our general partner or its affiliates who also serve as managing board members. We pay each independent managing board member an annual retainer of $6,000, $1,000 for each board meeting attended, $1,000 for each committee meeting attended where he is chairman of the committee and $500 for each committee meeting attended where he is not chairman. In addition, we reimburse each independent board member for out-of-pocket expenses in connection with attending meetings of the board or committees. We indemnify our general partner's managing board members for actions associated with being managing board members to the extent permitted under Delaware law. We paid an aggregate of $46,000 to managing board members in fiscal 2001.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of common units held by beneficial owners of 5% or more of the units, by members of the managing board of our general partner and by all managing board members of our general partner as a group as of February 22, 2002. The subordinated units listed opposite the name of each managing board member represent subordinated units owned by our general partner. By reason of their position as managing board members of our general partner, such persons may be deemed to have shared voting and investment power over the subordinated units. The address of our general partner and its managing board members is 311 Rouser Road, Moon Township, Pennsylvania 15108.

                                                                                                               Percentage of
                                                                        Percentage of       Subordinated        Subordinated
                                                                       Common Units to      Units to be         Units to be
                                                 Common Units to be    be Beneficially      Beneficially        Beneficially
        Name of Beneficial Owner                 Beneficially Owned        Owned               Owned               Owned
        ------------------------                 ------------------    ---------------      ------------       -------------
Atlas Pipeline Partners GP...................             -                   -               1,641,026              100%
Edward E. Cohen..............................             -                   -               1,641,026              100%
Jonathan Z. Cohen............................           2,397                 *               1,641,026              100%
Michael L. Staines...........................             -                   -               1,641,026              100%
William R. Bagnell...........................             -                   -               1,641,026              100%
George C. Beyer, Jr..........................             -                   -               1,641,026              100%
Tony C. Banks................................             -                   -               1,641,026              100%
Murray S. Levin..............................             -                   -               1,641,026              100%
Managing board members as a group (7 persons)           2,397                 *               1,641,026              100%

-----------------------
* Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         At December 31, 2001, our general partner owned 1,641,026 subordinated units constituting a 50% limited partnership interest in us. Our general partner also owned, through its 1.0101% general partnership interest in us and 1.0101% general partnership interest in our operating subsidiary, Atlas Pipeline Operating Partnership, a 2% general partner interest in our consolidated pipeline operations. We paid our general partner distributions totaling $5,165,500 during fiscal 2001 in respect of these interests.

         As discussed in Items 10 and 11, we reimburse our general partner, Atlas America and its Affiliates for expenses they incur in managing our operations and for an allocation of the compensation paid to the executive officers of our general partner.

         The omnibus agreement and the master natural gas gathering agreement with Atlas America and its affiliates were not the result of arms-length negotiations and, accordingly, we cannot assure you that we could have obtained more favorable terms from independent third parties similarly situated. However, since these agreements principally involve the imposition of obligations on Atlas America and its affiliates, we do not believe that we could obtain similar agreements from independent third parties.

         We do not currently directly employ any persons to manage or operate our business. These functions are provided by the General Partner and employees of RAI and/or its Affiliates who are retained by the General Partner. The General Partner does not receive a management fee or other compensation in connection with its management of us. We reimburses the General Partner for all direct and indirect costs of services provided, including the cost of employees and officer and managing board member compensation and benefits properly allocable to us, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, us.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)   Financial Statements
                    The financial statements required by this Item 14(a)(1) are set forth in Item 8.

         (a)(2)   Financial Statement Schedules
                     No schedules are required to be presented.

         (a)(3)   Exhibits
                   3.1   (1) Amended and Restated Agreement of Limited Partnership of
                               Atlas Pipeline Partners, L.P.
                   3.2   (1) Certificate of Limited Partnership of Atlas Pipeline Partners, L.P.
                   4.1   (1) Common unit certificate
                  10.1   (1) Amended and Restated Agreement of Limited Partnership of Atlas Pipeline
                               Operating Partnership, L.P.
                  10.2   (1) Omnibus Agreement among Atlas Pipeline Partners, L.P., Atlas Pipeline
                               Operating Partnership, L.P., Atlas America, Inc., Resource Energy Inc. and
                               Viking Resources Corporation
                  10.3   (1) Master Natural Gas Agreement among Atlas Pipeline Partners, L.P.,
                               Atlas Operating Pipeline Partnership, L.P., Atlas America, Inc.,
                               Resource Energy, Inc. and Viking Resources Corporation
                  10.4   (1) Distribution Support Agreement between Atlas Pipeline Partners, L.P. and
                               Atlas Pipeline Partners GP, LLC
                  10.5   (2) Loan Agreement among Atlas Pipeline Partners, L.P., PNC Bank,
                               National Association and First Union National Bank
                  21.1       Subsidiaries of Atlas Pipeline Partners, L.P.

--------------
(1) Filed previously as an exhibit to our Registration Statement on Form S-1 (Registration No. 333-85193) and by this reference incorporated herein.

(2) Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, and by this reference incorporated herein.

    (b) Reports on Form 8-K
        None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ATLAS PIPELINE PARTNERS, L.P.
                                 By:  Atlas Pipeline Partners GP, LLC, its
                                      General Partner
March 28, 2002              By:  /s/ Edward E. Cohen
                                 ---------------------------------------
                                 Chairman of the Managing Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 28, 2002.

/s/ Edward E. Cohen                 Chairman of the Managing Board of the General Partner
----------------------------------
EDWARD E. COHEN

/s/ Jonathan Z. Cohen               Vice Chairman of the Managing Board of the General Partner
----------------------------------
JONATHAN Z. COHEN

/s/ Michael L. Staines              President, Chief Operating Officer, Secretary and
----------------------------------  Managing Board Member of the General Partner
MICHAEL L. STAINES

/s/ Nancy J. McGurk                 Chief Accounting Officer of the General Partner
----------------------------------
NANCY J. McGURK

/s/ Tony C. Banks                   Managing Board Member of the General Partner
----------------------------------
TONY C. BANKS

/s/ William R. Bagnell              Managing Board Member of the General Partner
----------------------------------
WILLIAM R. BAGNELL

/s/ George C. Beyer, Jr.            Managing Board Member of the General Partner
----------------------------------
GEORGE C. BEYER, JR.

/s/ Murray S. Levin                 Managing Board Member of the General Partner
----------------------------------
MURRAY S. LEVIN