Form 10-Q
period 2002-03-31
ATLAS PIPELINE PARTNERS LP
filed 2002-05-13
CIK 1092914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                                 Yes [X] No [ ]



         As of May 1, 2002, there were outstanding 1,621,159 Common Units and 1,641,026 Subordinated Units

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                                                                        PAGE
                                                                                                                        ----

PART I.       FINANCIAL INFORMATION


Item 1.       Financial Statements

              Consolidated Balance Sheets as of March 31, 2002 (Unaudited) and December 31, 2001....................      3

              Consolidated Statements of Income for the Three Months Ended March 31, 2002 and
                March 31, 2001 (Unaudited)..........................................................................      4

              Consolidated Statement of Partners' Capital (Deficit) (Unaudited) for the Three Months
                Ended March 31, 2002................................................................................      5

              Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and
                March 31, 2001 (Unaudited)..........................................................................      6

              Notes to Consolidated Financial Statements - March 31, 2002 (Unaudited)...............................  7 - 9

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.................10 - 16

Item 3.       Quantitative and Qualitative Disclosures About Market Risk............................................     17

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K......................................................................     18

SIGNATURES    ......................................................................................................     19

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 2002 (Unaudited) AND DECEMBER 31, 2001

                                                                                           March 31,        December 31,
                                                                                             2002                2001
                                                                                        -------------       -------------
                                                                                          (Unaudited)

                  ASSETS
Current assets:
   Cash and cash equivalents........................................................    $   2,009,900         $   2,162,200
   Accounts receivable - affiliates.................................................          349,600             1,312,300
   Prepaid expenses.................................................................        1,616,700               123,500
                                                                                        -------------         -------------
     Total current assets...........................................................        3,976,200             3,598,000

Property and equipment:
   Gas gathering and transmission facilities........................................       25,415,700            24,153,400
   Less - accumulated depreciation..................................................       (4,489,400)           (4,144,000)
                                                                                        -------------         -------------
     Net property and equipment.....................................................       20,926,300            20,009,400

Goodwill (net of accumulated amortization of $285,300)..............................        2,304,600             2,304,600

Other Assets (net of accumulated amortization of $64,600 and $53,300)...............           93,100                89,800
                                                                                        -------------         -------------
                                                                                        $  27,300,200         $  26,001,800
                                                                                        =============         =============


                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
   Accounts payable and accrued liabilities.........................................    $   1,436,800         $     189,600
   Distribution payable.............................................................        1,785,900             2,049,600
                                                                                        -------------         -------------
     Total current liabilities......................................................        3,222,700             2,239,200

Long-term debt......................................................................        2,817,500             2,089,000

Partners' capital (deficit):
   Common unitholders, 1,621,159 units outstanding..................................       19,927,700            20,128,700
   Subordinated unitholder, 1,641,026 units outstanding.............................        1,457,500             1,660,900
   General partner..................................................................         (125,200)             (116,000)
                                                                                        -------------         -------------
     Total partners' capital........................................................       21,260,000            21,673,600
                                                                                        -------------         -------------
                                                                                        $  27,300,200         $  26,001,800
                                                                                        =============         =============

           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                                                               2002                2001
                                                                                          --------------      -------------
Revenues:
   Transportation and compression.......................................................  $    2,576,100      $   4,271,100
   Interest income......................................................................           1,500              9,600
                                                                                          --------------      -------------
     Total revenues.....................................................................       2,577,600          4,280,700

Costs and expenses:
   Transportation and compression.......................................................         512,100            299,300
   General and administrative...........................................................         310,000            280,600
   Depreciation and amortization........................................................         345,400            322,200
   Interest.............................................................................          37,800             42,300
                                                                                          --------------      -------------
     Total costs and expenses...........................................................       1,205,300            944,400
                                                                                          --------------      -------------

Net income..............................................................................  $    1,372,300      $   3,336,300
                                                                                          ==============      =============

Net income - limited partners...........................................................  $    1,291,900      $   2,987,600
                                                                                          ==============      =============

Net income - general partner............................................................  $       80,400      $     348,700
                                                                                          ==============      =============

Basic and diluted net income per limited partner unit...................................  $          .40      $         .92
                                                                                          ==============      =============

Weighted average limited partner units outstanding......................................       3,262,185          3,231,193
                                                                                          ==============      =============



           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)


                                    Number of Limited                             Capital (Deficit)                   Total
                                      Partner Units              -------------------------------------------------   Partners'
                               -----------------------------                                             General      Capital
                                 Common        Subordinated          Common       Subordinated           Partner     (Deficit)
                               ------------  ---------------     -------------    --------------    -------------   -------------
Balance at January 1, 2002.....  1,621,159        1,641,026     $   20,128,700    $    1,660,900    $    (116,000)  $  21,673,600
Distribution payable...........          -                -           (843,000)         (853,300)         (89,600)     (1,785,900)
Net income.....................          -                -            642,000           649,900           80,400       1,372,300
                               -----------      -----------     --------------    --------------    -------------   -------------
Balance at March 31, 2002......  1,621,159        1,641,026     $   19,927,700    $    1,457,500    $    (125,200)  $  21,260,000
                               ===========      ===========     ==============    ==============    ==============  =============


           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                                                               2002                2001
                                                                                          --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..........................................................................      $    1,372,300      $   3,336,300
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization....................................................             345,400            322,200
   Amortization of deferred finance costs...........................................              11,300             16,100
Changes in operating assets and liabilities:
   Increase in accounts receivable-affiliates and prepaid expenses..................            (530,500)          (927,600)
   Increase in accounts payable and accrued liabilities.............................           1,247,200             47,000
                                                                                          --------------      -------------
     Net cash provided by operating activities......................................           2,445,700          2,794,000
                                                                                          --------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of gathering systems...................................................            (165,000)        (1,400,000)
Capital expenditures................................................................          (1,097,300)          (370,400)
                                                                                          --------------      -------------
     Net cash used in investing activities..........................................          (1,262,300)        (1,770,400)
                                                                                          --------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt........................................................             728,500          1,400,000
Capital contributions...............................................................                   -             45,500
Distribution paid to partners.......................................................          (2,049,600)        (1,883,300)
Increase in other assets............................................................             (14,600)            (3,000)
                                                                                          --------------      -------------
     Net cash used in financing activities..........................................          (1,335,700)          (440,800)
                                                                                          --------------      -------------
(Decrease) increase in cash and cash equivalents....................................            (152,300)           582,800
Cash and cash equivalents, beginning of period......................................           2,162,200          2,043,500
                                                                                          --------------      -------------
Cash and cash equivalents, end of period............................................      $    2,009,900      $   2,626,300
                                                                                          ==============      =============


           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the interim period included herein have been made.

         Certain reclassifications have been made to the consolidated financial statements for the three months ended March 31, 2001 to conform with the three months ended March 31, 2002.

         The accounting policies followed by the Partnership are set forth in
Note 2 to the Partnership's consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.


NOTE 2 - THE PARTNERSHIP

         The accompanying financial statements and related notes present the Partnership's consolidated financial position as of March 31, 2002 and December 31, 2001 and the results of its consolidated operations, changes in partners' capital (deficit) and cash flows for the three months ended March 31, 2002 and 2001.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

         For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Net Income Per Unit

         There is no difference between basic and diluted net income per limited partner unit since there are no potentially dilutive units outstanding. Net income per limited partner unit is determined by dividing net income, after deducting the General Partner's 2% and incentive interests, by the weighted average number of outstanding Common Units and Subordinated Units (a total of 3,262,185 and 3,231,193 units as of March 31, 2002 and 2001, respectively).

Comprehensive Income

         The Partnership is subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," which requires disclosure of comprehensive income and its components. Comprehensive income includes net income and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income." The Partnership has no elements of comprehensive income, other than net income, to report.

Cash Flow Statements

         For purposes of the statements of cash flows, all highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 2002
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Supplemental Disclosure of Cash Flow Information

         Information for the three months and period ended March 31, 2002 and 2001, respectively, is as follows:

                                                                                             2002             2001
                                                                                        -------------     -------------
Cash paid for:
     Interest.......................................................................    $       8,400     $           -
                                                                                        =============     =============

Non-cash activities:
     Issuance of common units in exchange for
       gas gathering and transmission facilities....................................    $           -     $   2,250,000
                                                                                        =============     =============

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

         SFAS 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. Any goodwill and any intangible asset determined to have an indefinite useful life that is acquired in a purchase business combination completed after June 2001 is not amortized, but is evaluated for impairment in accordance with the appropriate existing accounting literature. The Partnership adopted SFAS 142 on January 1, 2002, at that date, the Partnership had unamortized goodwill in the amount of $2,304,600, which was subject to the transition provisions of SFAS 142. The adoption of SFAS 142 as of January 1, 2002 will reduce amortization expense for the year ended December 31, 2002 by approximately $88,000 as compared to the year ended December 31, 2001.

         For the three months ended March 31, 2001, the Partnership's goodwill amortization expense was approximately $22,000. Pro forma net income for the three months ended March 31, 2001 would have been $3,358,300 excluding goodwill amortization expense. Pro forma basic and diluted income per limited partner for the three months ended March 31, 2001 would have been $.93.

         SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS 143 will be effective for fiscal years beginning after June 15, 2002. The Partnership is evaluating the impact of SFAS 143.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 2002
                                   (Unaudited)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

         In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Live Assets" was issued. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS 144 as of January 1, 2002 had no impact on the Partnership's operations or financial position.


NOTE 4 - DISTRIBUTION DECLARED

         On March 21, 2002, the Partnership declared a cash distribution of $.52 per unit on its outstanding Common Units and Subordinated Units. The distribution represents the available cash flow for the three months ended March 31, 2002. The $1,785,900 distribution, which includes a distribution of $89,600 to the General Partner, will be paid on May 10, 2002 to unit holders of record on March 31, 2002.


NOTE 5 - PENDING ACQUISITION

         On January 18, 2002, the Partnership announced that it entered into an agreement to acquire Triton Coal Company, LLC ("Triton"), from New Vulcan Coal Holdings, L.L.C. and one of its affiliates (collectively, "Vulcan"). Vulcan will make a $6.0 million cash contribution to the Partnership, which will be paid out to the Partnership's Common Unitholders as a one-time cash distribution of $3.70 per outstanding Common Unit promptly after closing. The Partnership will issue to Vulcan 7.0 million Common Units, 4.0 million Subordinated Units and 17.6 million deferred participation units (representing a right to receive Subordinated Units if certain financial thresholds are achieved). The Partnership presently has outstanding 1.62 million Common Units and 1.64 million Subordinated Units. In connection with the Triton transaction, the General Partner's 1.64 million subordinated units will convert into 1.48 million Common Units, which will constitute 14.7% of the Common Units and 10.5% of the Common and Subordinated Units in the aggregate. The current Common Unitholders, who currently own 100% of the outstanding Common Units and approximately 49.7% of the total outstanding Common and Subordinated Units in the aggregate, will own approximately 16.1% of the total Common Units and 11.5% of the Common and Subordinated Units in the aggregate. The acquisition is contingent upon approval by the Partnership's unitholders, refinancing of Triton's and the Partnership's debt at acceptable terms and certain other conditions customary in transactions of this nature.

         As part of the transaction, the master gathering agreement between Atlas America, Inc. and the Partnership relating to the Partnership's transportation of natural gas produced by Atlas and its affiliates, will be modified so that Atlas America will continue to control, manage, maintain and extend the gas gathering system in return for a fee and reimbursement of certain of its expenses. Atlas will continue to sell interests in drilling partnerships and, connect completed wells that are within the parameters established by the agreement which remains largely unchanged, to the Partnership's gas gathering systems.

         Simultaneously with the closing of the acquisition of Triton, Atlas will sell its interest in the General Partner to Vulcan. Both acquisition agreements may be terminated if the transactions are not consummated by May 15, 2002, subject to an extension to June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         When used in this Form 10-Q, the words "believes" "anticipates" "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1, under the caption "Risk Factors", in our annual report on Form 10-K for fiscal 2001. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

         The following discussion provides information to assist in understanding our financial condition and results of operation. This discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.


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

          In January 2001, we acquired the gas gathering system of Kingston Oil Corporation. The gas gathering system consists of approximately 100 miles of pipeline located in southeastern Ohio. In March 2001, we acquired the gas gathering system of American Refining and Exploration Company. The gas gathering system consists of approximately 20 miles of pipeline located in Fayette County, Pennsylvania. These acquisitions were accounted for under the purchase method of accounting and, accordingly, we allocated the purchase prices to the assets acquired based on their fair values at the dates of acquisition. Our results of operations include the operations of these gathering systems from their respective dates of acquisition.

         On January 18, 2002 we entered into an agreement to acquire substantially all of the equity interests in Triton from Vulcan. The Vulcan entities will contribute 98% of the equity interests in Triton and $6.0 million in cash to us in exchange for approximately 7.0 million common units, approximately 4.0 million newly created subordinated units and approximately
17.6 million newly created deferred participation units. The deferred participation units will convert into subordinated units only if our combined operations meet specified target levels for distributions and available cash from operations. In addition, Vulcan will acquire our general partner.

         Triton is a coal mining company that owns and operates two large, surface coal mines located in the Southern Powder River Basin near Gillette, Wyoming that produce environmentally compliant, sub-bituminous coal for use by electric utilities. Triton is one of the ten largest domestic producers of coal in total tons produced.

         Upon the closing of the Triton acquisition, we will make a special, one-time distribution of $3.70 per common unit to holders of common units as of the date of the special meeting of unitholders called to approve the acquisition. In addition, the 1.64 million outstanding subordinated units held by our general partner will be transferred to Resource America and will convert into 1.48 million common units. As a result of these transactions, the Vulcan entities will own approximately 69.2% of our outstanding common units and approximately 77.9% of our outstanding common and subordinated units in the aggregate. If all deferred participation units convert into subordinated units, the Vulcan entities will own approximately 90.2% of our common and subordinated units in the aggregate

         As conditions to the completion of the Triton acquisition, we will also:

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

         We will need the affirmative vote of a majority of our outstanding common units and outstanding subordinated units, each voting separately as a class, to approve the Triton acquisition. Our general partner holds all of our outstanding subordinated units and has agreed to vote all of them in favor of the proposal. Accordingly, the class vote for the subordinated units approving the Triton acquisition is assured. The Triton acquisition is also conditioned upon the refinancing of Triton's and our debt and other conditions customary in transactions of this nature.

         The Triton acquisition agreement and the agreement by New Vulcan to acquire our general partner will terminate if the transactions are not consummated by May 15, 2002, subject to extension to June30, 2002 if specified conditions are met, including the mailing of a proxy statement to our common unitholders by May 15, 2002. We filed a preliminary proxy statement, which describes the Triton acquisition, with the Securities and Exchange Commission on February 15, 2002. The proxy statement has not been sent to common unitholders as of the date of this report.


Results of Operations

         Our revenues for the three months ended March 31, 2002, other than interest income, was transportation and compression revenue. Two variables which affect our transportation and compression revenues are:

               o the volumes of natural gas transported by us, which are in turn a function of the demand for natural gas in the regions served by our gathering systems, and

               o the transportation fees paid to us which, in turn, depend upon the price of the natural gas we transport.

         The following table sets forth the average volumes transported, average transportation rates and revenues received by us for the periods indicated.


                                                                                                 Three Months Ended
                                                                                        ----------------------------------
                                                                                                      March 31,
                                                                                        ----------------------------------
                                                                                              2002                2001
                                                                                        ---------------      -------------
Average daily throughput volumes in mcf.............................................             49,918             42,669
                                                                                        ===============      =============
Average transportation rate per mcf.................................................    $           .57      $        1.11
                                                                                        ===============      =============
Transportation and compression revenues.............................................    $     2,576,100      $   4,271,100
                                                                                        ===============      =============


Three Months Ended March 31, 2002 Compared to March 31, 2001

         Revenues. Our transportation and compression revenue decreased to $2,576,100 in the three months ended March 31, 2002 from $4,271,100 in the three months ended March 31, 2001. The decrease of $1,695,000 (40%) resulted from a decrease in the average transportation fees paid to us, partially offset by an increase in the volumes of natural gas we transported.

         Our average daily throughput volumes were 49,918 mcfs in the three months ended March 31, 2002 as compared to 42,669 mcfs in the three months ended March 31, 2001, an increase of 7,249 mcfs (17%). The increase in the average daily throughput volume resulted principally from volumes associated with pipelines acquired during the three months ended March 31, 2001 and new wells added to our pipeline system; 196 wells were connected to our gathering system and began production in the year ended December 31, 2001. These increases were partially offset by the natural decline in production volumes inherent in the life of a well.

         Our transportation rates are primarily at fixed percentages of the sales price of natural gas transported. Our transportation rates for natural gas produced by Atlas America and its affiliates also have specified minimums. Our average transportation rate was $.57 per mcf in the three months ended March 31, 2002 as compared to $1.11 per mcf in the three months ended March 31, 2001, a decrease of $.54 per mcf (49%). In the first quarter of 2001, natural gas prices had increased significantly over historical prices. During subsequent quarters, prices returned to previous levels. As a result, our average transportation rate decreased.

         Interest income of $1,500 consists of interest earned on funds temporarily invested in short-term money market accounts, a decrease of $8,100 (84%) from $9,600 for the three months ended March 31, 2001, as a result of a decrease in funds invested and lower rates earned on those funds.

         Costs and Expenses. Our transportation and compression expenses increased to $512,100 in the three months ended March 31, 2002 as compared to $299,300 in the three months ended March 31, 2001, an increase of $212,800 (71%). Our average cost per mcf of transportation and compression was $.11 in the three months ended March 31, 2002 as compared to $.08 in the three months ended March 31, 2001, an increase of $.03 (38%). This increase resulted from an increase in compressor expenses, including lease payments, in the three months ended March 31, 2002 as compared to the prior year, due to upgrades and additions, and increased costs approximating $52,000 associated with operating pipelines acquired in the three months ended March 31, 2001.

         Our general and administrative expenses increased to $310,000 in the three months ended March 31, 2002 as compared to $280,600 in the three months ended March 31, 2001, an increase of $29,400 (10%). This increase primarily resulted from an increase in our cost of insurance, reflecting an increase in our operating activities and assets and insurance rates in general.

         Our depreciation and amortization expense increased to $345,400 in the three months ended March 31, 2002 as compared to $322,200 in the three months ended December 31, 2001, an increase of $23,200 (7%). This increase resulted from the increased asset base associated with pipeline extensions and acquisitions.

         Our interest expense decreased to $37,800 in the three months ended March 31, 2002 as compared to $42,300 in the three months ended March 31, 2001. This decrease of $4,500 (11%) resulted from a decrease in amortization of deferred finance costs in the current period as compared to the prior period.

Liquidity and Capital Resources

         Our primary cash requirements, in addition to normal operating expenses, are debt service, sustaining capital expenditures, expansion capital expenditures and quarterly distributions to our common unitholders, subordinated unitholders and general partner. In addition to utilizing cash generated from our operations, we could meet our cash requirements through borrowings under our credit facility or through contributions from our general partner pursuant to the distribution support agreement.

The following table summarizes our financial condition for the periods indicated:

                                                                                                     March 31,
                                                                                        ----------------------------------
                                                                                              2002                 2001
                                                                                        -------------        -------------
         Current ratio..............................................................        1.23 to 1             1.61 to 1
         Working capital............................................................    $    753,500         $   1,358,800
         Ratio of long-term debt to total partners' capital.........................        .13 to 1              .10 to 1

         During the three months ended March 31, 2002, net cash provided by operations of $2,445,700 was derived principally from $1,729,000 of income from operations before depreciation and amortization. In the six months ended March 31, 2001 net cash provided by operations totaled $2,794,000. This decrease of $348,300 in cash provided by operations from the prior fiscal period resulted primarily from a decrease in income from operations before depreciation and amortization of $1,945,600 offset by changes in operating assets and liabilities of $1,597,300. The decrease in cash flow provided by operations was principally due to a decrease in transportation revenue of $1,695,000 due to a decrease in the average price per mcf received by us in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

         Net cash used in investing activities was $1,262,300 for the three months ended March 31, 2002, a decrease of $508,100 from $1,770,400 the three months ended March 31, 2001. Net cash used in investing activities during the three months ended March 31, 2001 consisted of the acquisition of two small pipelines from third parties ($1,400,000) and capital expenditures associated with extensions and compressor upgrades to our existing pipeline systems. In the current year, we used $165,000 for the acquisition of one small gathering system and incurred capital expenditures of $1,097,300 associated with extensions and compressor upgrades.

         Net cash used in financing activities was $1,335,700 for the three months ended March 31, 2002, an increase of $894,900 from cash used in financing activities of $440,800 in the three months ended March 31, 2001. Distributions paid to partners in the quarter increased $166,300 over the three months ended March 31, 2001. Net borrowings of $728,500 were used to fund pipeline extensions. In the prior fiscal period, we borrowed $1,400,000 to fund two small pipeline acquisitions.


Commitments

         Through March 31, 2002, we have incurred costs of approximately $1,420,900 and estimate that total costs associated with the Triton acquisition, for which we will be responsible if the transaction does not close, will ultimately exceed $3.0 million. We would then have the right to seek reimbursement of up to $1.2 million from the Vulcan entities if Triton had not obtained the $225.0 million of financing that is a condition of closing. While we will attempt to receive additional reimbursement from Atlas America, there is no written agreement to the effect and our obligation to pay any remaining un-reimbursed costs could adversely affect our ability to pay future minimum quarterly distributions. If the transaction closes, we expect to use the Triton financing to pay the transaction costs, which we estimate will be $21.0 million.

Contractual Obligations and Commercial Commitments

         We had no commercial commitments at March 31, 2002. The following table summarizes our contractual obligations at March 31, 2002:

                                                                                   Payments Due By Period
                                                                Less than         1 - 3            4 - 5           After 5
Contractual cash obligations                     Total           1 Year           Years            Years            Years
Long-term debt.........................      $  2,817,500      $         -     $   2,817,500     $         -     $         -
Capital lease obligations..............                 -                -                 -               -               -
Operating leases.......................           487,500          479,000     $       8,500               -               -
Unconditional purchase obligations.....                 -                -                 -               -               -
Other long-term obligations............                 -                -                 -               -               -
                                             ------------      -----------     -------------     -----------     -----------
Total contractual cash obligations.....      $  3,305,000      $   479,000     $   2,826,000     $         -     $         -
                                             ============     ============     =============     ===========     ===========

         The operating leases represent lease commitments for compressors with varying expiration dates. These commitments are routine and were made in the normal course of our business.


Long-Term Debt

         We entered into a $10.0 million revolving credit facility in October 2000. Our principal purpose in obtaining the facility was to fund the expansion of our existing gathering systems and the acquisitions of other gas gathering systems. In the three months ended March 31, 2002, we used $728,500 of the facility to fund capital expenditures for expansions of our existing gathering systems and compressors. At March 31, 2002, $2,817,500 was outstanding on this facility.


Capital Expenditures

         Our property and equipment was approximately 77% of our total consolidated assets at both March 31, 2002 and December 31, 2001. Capital expenditures, other than the acquisitions of pipelines, were $1,097,300 and $370,400 for the quarters ended March 31, 2002 and 2001, respectively. These capital expenditures principally consisted of costs relating to expansion of our existing gathering systems as a result of new wells connected to our system and compressor upgrades. Future capital expenditures will be funded by a combination of cash generated from operations and from our existing credit facility. Our capital expenditures could increase materially if the number of wells connected to our gathering systems in fiscal 2002 exceeds our current expectations.

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

               o our disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and

               o the amounts we report for revenues and costs and expenses during the reporting period.

         Therefore, the reported amounts of our assets and liabilities, revenues and costs and expenses and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

         In preparing our consolidated financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, provisions for uncollectable accounts receivable, exposures under contractual indemnifications and various other recorded or disclosed amounts. However, we believe that certain accounting policies are of more significance in our financial statement preparation process than others are. Refer to Note 2 of the consolidated financial statements included in the Partnership" Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for further information. With respect to our environmental exposure, we utilize both internal and external experts to assist us in identifying environmental issues.

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

         We have a $10.0 million revolving credit facility to fund the expansion of our existing gathering systems and the acquisition of other gas gathering systems. The carrying value of our debt was $2,817,500 and the weighted average interest rate was 3.0% at March 31, 2002. A hypothetical 10% change in the average interest rate applicable to this debt would result in a change of approximately $9,000 in our net income and would not affect the market value of this debt.

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

              10(i)  (2) Triton Purchase Agreement

------------

(1) Previously filed as an exhibit to the Partnership's registration statement on Form S-1, Registration No. 333-85193 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Partnership's current report on form 8-K dated January 22, 2002, and incorporated herein by reference.

(b)      Reports on Form 8K:

         During the quarter for which this report is being filed, the Partnership filed a current report on Form 8K dated January 22, 2002 regarding the proposed acquisition of Triton Coal Company.

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

                                 By:  Atlas Pipeline Partners GP, LLC,
                                      its General Partner

Date:  May 13, 2002               By:  /s/ Michael L. Staines
                                      ---------------------------
                                      MICHAEL L. STAINES
                                      President, Chief Operating Officer,
                                      Secretary and Managing Board Member
                                      of the General Partner

Date:  May 13, 2002               By:  /s/ Nancy J. McGurk
                                      ---------------------------
                                      NANCY J. McGURK
                                      Chief Accounting Officer
                                      of the General Partner