Form 10-Q
period 2002-06-30
ATLAS PIPELINE PARTNERS LP
filed 2002-08-13
CIK 1092914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        For the transition period from ____________ to _________

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

                                 Yes [X] No [ ]


         As of August 1, 2002, there were outstanding 1,621,159 Common Units and 1,641,026 Subordinated Units

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q


PART I.       FINANCIAL INFORMATION                                                                                     PAGE
                                                                                                                        ----

Item 1.       Financial Statements

              Consolidated Balance Sheets as of June 30, 2002 (Unaudited) and December 31, 2001.....................       3

              Consolidated Statements of Income for the Three Months and Six Months Ended
                June 30, 2002 and June 30, 2001 (Unaudited).........................................................       4

              Consolidated Statement of Partners' Capital (Deficit) (Unaudited) for the Six Months
                Ended June 30, 2002.................................................................................       5

              Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and
                June 30, 2001 (Unaudited)...........................................................................       6

              Notes to Consolidated Financial Statements - June 30, 2002 (Unaudited)................................  7 - 10

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations................. 11 - 18

Item 3.       Quantitative and Qualitative Disclosures About Market Risk............................................      19

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K......................................................................      20

SIGNATURES    ......................................................................................................      21

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              AS OF JUNE 30, 2002 (Unaudited) AND DECEMBER 31, 2001



                                                                                           June 30,         December 31,
                                                                                             2002                2001
                                                                                        -------------       -------------
                                                                                          (Unaudited)

                  ASSETS
Current assets:
   Cash and cash equivalents........................................................    $   1,907,600         $   2,162,200
   Accounts receivable - affiliates.................................................                -             1,312,300
   Prepaid expenses.................................................................        1,364,000               123,500
                                                                                        -------------         -------------
     Total current assets...........................................................        3,271,600             3,598,000

Property and equipment:
   Gas gathering and transmission facilities........................................       27,277,100            24,153,400
   Less - accumulated depreciation..................................................       (4,851,700)           (4,144,000)
                                                                                        -------------         -------------
     Net property and equipment.....................................................       22,425,400            20,009,400

Goodwill (net of accumulated amortization of $285,300)..............................        2,304,600             2,304,600

Other Assets (net of accumulated amortization of $71,000 and $53,300)...............           62,100                89,800
                                                                                        -------------         -------------
                                                                                        $  28,063,700         $  26,001,800
                                                                                        =============         =============


                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
   Accounts payable and accrued liabilities.........................................    $     623,400         $     189,600
   Accounts payable - affiliates....................................................        1,200,500                     -
   Distribution payable.............................................................        1,851,800             2,049,600
                                                                                        -------------         -------------
     Total current liabilities......................................................        3,675,700             2,239,200

Long-term debt......................................................................        3,743,500             2,089,000

Partners' capital (deficit):
   Common unitholders, 1,621,159 units outstanding..................................       19,628,600            20,128,700
   Subordinated unitholder, 1,641,026 units outstanding.............................        1,154,700             1,660,900
   General partner..................................................................         (138,800)             (116,000)
                                                                                        -------------         -------------
     Total partners' capital........................................................       20,644,500            21,673,600
                                                                                        -------------         -------------
                                                                                        $  28,063,700         $  26,001,800
                                                                                        =============         =============

           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                         Three Months Ended             Six Months Ended
                                                                              June 30,                      June 30,
                                                                     ---------------------------   --------------------------
                                                                           2002         2001          2002           2001
                                                                     ------------   ------------   -----------   ------------
REVENUES:
Transportation and compression....................................   $  2,615,200   $  3,411,800   $ 5,191,300   $  7,682,900
Interest income...................................................          2,900         12,300         4,400         21,900
                                                                     ------------   ------------   -----------   ------------
                                                                        2,618,100      3,424,100     5,195,700      7,704,800
COST AND EXPENSES:
Transportation and compression....................................        492,800        555,900     1,004,900        863,100
General and administrative........................................        481,500        279,300       791,500        552,000
Depreciation and amortization.....................................        362,300        341,100       707,700        663,300
Interest..........................................................         45,200         48,600        83,000         90,900
                                                                     ------------   ------------   -----------   ------------
                                                                        1,381,800      1,224,900     2,587,100      2,169,300
                                                                     ------------   ------------   -----------   ------------

Net income........................................................   $  1,236,300   $  2,199,200   $ 2,608,600   $  5,535,500
                                                                     ============   ============   ===========   ============

Net income - limited partners.....................................   $  1,143,300   $  1,801,000   $ 2,435,200   $  4,788,600
                                                                     ============   ============   ===========   ============

Net income - general partner......................................   $     93,000   $    398,200   $   173,400   $    746,900
                                                                     ============   ============   ===========   ============

Basic and diluted net income per limited partner unit.............   $        .35   $        .55   $       .75   $       1.47
                                                                     ============   ============   ===========   ============

Weighted average limited partner units outstanding................      3,262,185      3,262,185     3,262,185      3,246,774
                                                                     ============   ============   ===========   ============


           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)



                                     Number of Limited                  Partners' Capital (Deficit)
                                     Partner Units            ----------------------------------------------           Total
                               ----------------------------                                          General          Partners'
                                Common      Subordinated        Common          Subordinated         Partner     Capital (Deficit)
                               -----------  -------------     -----------       ------------       -----------   -----------------
Balance at January 1, 2002..... 1,621,159      1,641,026      $20,128,700       $  1,660,900       $  (116,000)    $  21,673,600
Distribution to partners.......         -              -         (843,000)          (853,300)          (89,600)       (1,785,900)
Distribution payable...........         -              -         (867,300)          (877,900)         (106,600)       (1,851,800)
Net income.....................         -              -        1,210,200          1,225,000           173,400         2,608,600
                               ----------    -----------      -----------       ------------       -----------     -------------
Balance at June 30, 2002....... 1,621,159      1,641,026      $19,628,600       $  1,154,700       $  (138,800)    $  20,644,500
                               ==========    ===========      ===========       ============       ===========     =============


           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                                                               2002                2001
                                                                                          --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..........................................................................      $    2,608,600      $   5,535,500
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization....................................................             707,700            663,300
   Amortization of deferred finance costs...........................................              17,700             25,100
Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable - affiliates and prepaid expenses.....              71,800           (192,000)
   Increase in accounts payable and accrued liabilities.............................             433,800             25,700
   Increase in accounts payable - affiliates........................................           1,200,500                  -
                                                                                           -------------      -------------
     Net cash provided by operating activities......................................           5,040,100          6,057,600
                                                                                           -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of gathering systems...................................................            (165,000)        (1,400,000)
Capital expenditures................................................................          (2,958,700)          (952,300)
                                                                                           -------------      -------------
     Net cash used in investing activities..........................................          (3,123,700)        (2,352,300)
                                                                                           -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on long-term debt........................................................           1,654,500          2,089,000
Capital contributions...............................................................                   -             45,500
Distributions paid to partners......................................................          (3,835,500)        (4,382,000)
Decrease (increase) in other assets.................................................              10,000             (3,000)
                                                                                           -------------      -------------
     Net cash used in financing activities..........................................          (2,171,000)        (2,250,500)
                                                                                           -------------      -------------
(Decrease) increase in cash and cash equivalents....................................            (254,600)         1,454,800
Cash and cash equivalents, beginning of period......................................           2,162,200          2,043,500
                                                                                           -------------      -------------
Cash and cash equivalents, end of period............................................       $   1,907,600      $   3,498,300
                                                                                           =============      =============

           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         The accompanying consolidated financial statements have been prepared by the Partnership without audit and reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

         Certain reclassifications have been made to the consolidated financial statements for the six months ended June 30, 2001 to conform with the six months ended June 30, 2002.

         The accompanying consolidated financial statements and related notes present the Partnership's consolidated financial position as of June 30, 2002 and December 31, 2001 and the results of its consolidated operations, changes in partners' capital (deficit) and cash flows for the six months ended June 30, 2002 and 2001.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

         For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Net Income Per Unit

         There is no difference between basic and diluted net income per limited partner unit since there are no potentially dilutive units outstanding. Net income per limited partner unit is determined by dividing net income, after deducting the general partner's 2% and incentive interests, by the weighted average number of outstanding common units and subordinated units.

Comprehensive Income

         The Partnership is subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130," Reporting Comprehensive Income," which requires disclosure of comprehensive income and its components. Comprehensive income includes net income and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income." The Partnership has no elements of comprehensive income, other than net income, to report.

Cash Flow Statements

         For purposes of the statements of cash flows, all highly liquid debt instruments purchased with a maturity of six months or less are considered to be cash equivalents.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2002
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Segment Information

         The Partnership has one business segment, the transportation segment. The transportation segment derives its revenues primarily from the transportation of natural gas that it receives from producers. Revenues from the transportation segment are, for the most part, based on contractual arrangements with Resource America, Inc. and its affiliates.

Supplemental Disclosure of Cash Flow Information

         Information for the six months ended June 30, 2002 and 2001, respectively, is as follows:

                                                                  2002             2001
                                                             -------------     -------------
Cash paid for:
     Interest.............................................   $      65,300     $      22,300
                                                             =============     =============

Non-cash activities:
     Issuance of common units in exchange for
         gas gathering and transmission facilities........   $           -     $   2,250,000
                                                             =============     =============

New Accounting Standards

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"), SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), and SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143").

         SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 2001. SFAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The adoption of SFAS 141 as of July 2001 had no impact on the Partnership's consolidated financial statements.

         SFAS 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. Any goodwill and any intangible asset determined to have an indefinite useful life that is acquired in a purchase business combination completed after June 2001 is not amortized, but is evaluated for impairment in accordance with the appropriate existing accounting literature. The Partnership adopted SFAS 142 on January 1, 2002. At that date, the Partnership had unamortized goodwill in the amount of $2,304,600, which was subject to the transition provisions of SFAS 142. The adoption of SFAS 142 as of January 1, 2002 will reduce amortization expense for the year ended December 31, 2002 by approximately $88,000 as compared to the year ended December 31, 2001.


         For the three and six months ended June 30, 2001, the Partnership's goodwill amortization expense was approximately $22,000 and $44,000, respectively. Pro forma net income for the three and six months ended June 30, 2001 would have been $2,221,200 and $5,579,500, respectively, excluding goodwill amortization expense. Pro forma basic and diluted income per limited partner for the three and six months ended June 30, 2001 would have been $.56 and $1.49, respectively.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2002
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

         The Partnership has completed the transitional impairment test required upon adoption of SFAS 142. The transitional test, which involved the use of estimates related to the fair market value of the business operations associated with the goodwill, did not indicate an impairment loss. The Partnership will continue to evaluate its goodwill, at least annually, and will reflect the impairment of goodwill, if any, in operating income in the income statement.

         SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS 143 will be effective for fiscal years beginning after June 15, 2002. The Partnership is evaluating the impact of SFAS 143.

         In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Live Assets" ("SFAS 144") was issued. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS 144 as of January 1, 2002 had no impact on the Partnership's operations or financial position.

         In May 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") was issued. SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various technical corrections to existing pronouncements. SFAS 145 is effective for all financial statements issued by the Partnership in 2003. The Partnership does not expect the adoption of SFAS 145 to have a material effect on its consolidated financial position or results of operations.

         In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Partnership has not yet adopted SFAS 146 nor determined the effect of the adoption of SFAS 146 on its financial position or results of operations.

NOTE 3 - DISTRIBUTION DECLARED

         The Partnership will generally make quarterly cash distributions of substantially all of its available cash, generally defined as cash on hand at the end of the quarter less cash reserves deemed appropriate to provide for future operating costs, potential acquisitions and future distributions.

         On June 21, 2002, the Partnership declared a cash distribution of $.535 per unit on its outstanding common units and subordinated units. The distribution represents the available cash flow for the three months ended June 30, 2002. The $1,851,800 distribution, which includes a distribution of $106,600 to the general partner, will be paid on August 8, 2002 to unitholders of record on June 28, 2002.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2002
                                   (Unaudited)


NOTE 4 - TERMINATION OF PROPOSED ACQUISITION

         On July 31, 2002, the Partnership announced that it had terminated its agreement with New Vulcan Coal Holdings, L.L.C. and Vulcan Intermediary, L.L.C. (collectively, "Vulcan") to acquire Triton Coal Company ("Triton"). The related purchase agreement for the sale of the interests held by Atlas America, Inc. in the Partnership's general partner also terminated. The Partnership has incurred approximately $1.4 million in costs in connection with the Triton transaction through June 30, 2002, subject to reimbursement by Atlas America and its affiliates for their allocable portion of these costs. Atlas America had advanced approximately $900,000 to the Partnership through June 30, 2002 to pay for these costs; the advances are included in accounts payable--affiliates. The Partnership anticipates that Atlas America will advance to the Partnership the balance of these costs.


         The Partnership and its affiliates have the right under the acquisition agreement to reimbursement from Vulcan of up to $1.2 million of the transaction costs. Through June 30, 2002, the Partnership has expensed transaction costs of $187,500, the difference between costs incurred and those reimbursable by Vulcan. The costs that are reimbursable by Vulcan are included on the Partnership's consolidated balance sheet as prepaid expenses. The Partnership anticipates that it will repay Atlas America from the Vulcan reimbursement, but if that reimbursement is insufficient or uncollectible, the Partnership will repay Atlas America from its cash flow, which would reduce cash available for future distributions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Forward-Looking Statements


         When used in this Form 10-Q, the words "believes" "anticipates" "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1, under the caption "Risk Factors," in our annual report on Form 10-K for fiscal 2001. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

         The following important factors could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

         o  weather conditions resulting in reduced demand;
         o changes in laws and regulations, including safety, tax and accounting matters;
         o increased supply of natural gas or competitive pressures from alternative energy sources;
         o  liability for environmental claims;
         o improvements in energy efficiency and technology resulting in reduced demand;
         o  changes in real property tax assessments;
         o  regional economic conditions;
         o  security issues relating to the Partnership's assets; and
         o  interest rate fluctuations and other capital market conditions.

         These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expected in any of our forward-looking statements. Other unknown or unpredictable factors could also have a material adverse effect on future results.

         The following discussion provides information to assist in understanding our financial condition and results of operation. This discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

General

         Our principal business objective is to generate income for distribution to our unitholders from the transportation of natural gas through our gathering systems. We completed an initial public offering of our common units in February 2000 and used the proceeds of that offering to acquire the gathering systems formerly owned by Atlas America and its affiliates, all subsidiaries of Resource America. The gathering systems gather natural gas from wells in eastern Ohio, western New York, and western Pennsylvania and transport the natural gas primarily to public utility pipelines. To a lesser extent, the gathering systems transport natural gas to end-users.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

General - (Continued)

         On January 18, 2002 we entered into an agreement to acquire substantially all of the equity interests in Triton from Vulcan. Vulcan was to contribute 98% of the equity interests in Triton and $6.0 million in cash to us in exchange for approximately 7.0 million common units, approximately 4.0 million newly created subordinated units and approximately 17.6 million newly created deferred participation units. On July 31, 2002, we announced that we had terminated the agreement to acquire Triton. The related purchase agreement for the sale of the interests held by Atlas America, Inc. in our general partner also terminated.

         We have incurred approximately $1.4 million in costs in connection with the Triton transaction through June 30, 2002. Atlas America had advanced approximately $900,000 of these costs to us through June 30, 2002. We anticipate that Atlas America will advance the balance of these costs. Our affiliates have agreed to reimburse us for their allocable portions of the transaction costs. We and our affiliates have the right under the acquisition agreement to reimbursement from Vulcan of up to $1.2 million of the transaction costs. Through June 30, 2002, we have expensed transaction costs of $187,500, the difference between costs incurred and those reimbursable by Vulcan. The costs that are reimbursable by Vulcan are included on our consolidated balance sheet as prepaid expenses. We anticipate that we will repay Atlas America from the Vulcan reimbursement, but if that reimbursement is insufficient or uncollectible, we will repay Atlas America from our cash flow, which would reduce cash available for future distributions.

Results of Operations


         Our revenues for the three and six months ended June 30, 2002, other than interest income, were derived from our transportation and compression operations. The principal variables which affect our transportation and compression revenues are:

         o the volumes of natural gas transported by us, which are in turn a function of the supply for natural gas in the regions served by our gathering systems, and

         o the transportation fees paid to us which, in turn, depend upon the price of the natural gas we transport, which itself is a function of the relevant supply and demand in the Mid-Atlantic and North-Eastern part of the United States.


         The following table sets forth the average volumes transported, average transportation rates per mcf (thousand cubic feet) and revenues received by us for the periods indicated.

                                                                         Three Months Ended             Six Months Ended
                                                                              June 30,                      June 30,
                                                                     ---------------------------   --------------------------
                                                                           2002         2001          2002           2001
                                                                     ------------   ------------   -----------   ------------

Average daily throughput volumes (mcf)............................         50,334         48,554        50,127         45,628
                                                                     ============   ============   ===========   ============

Average transportation rate (per mcf).............................   $        .57   $        .77   $       .57   $        .93
                                                                     ============   ============   ===========   ============

Total transportation and compression revenues.....................   $  2,615,200   $  3,411,800   $ 5,191,300   $  7,682,900
                                                                     ============   ============   ===========   ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Results of Operations - (Continued)

Three Months Ended June 30, 2002 as Compared to the Three Months Ended June 30, 2001

         Revenues. Our transportation and compression revenues decreased to $2,615,200 in the three months ended June 30, 2002 from $3,411,800 in the three months ended June 30, 2001. The decrease of $796,600 (23%) resulted from a decrease in the average transportation fees paid to us ($889,300), partially offset by an increase in the volumes of natural gas we transported ($92,700).

         Our average daily throughput volumes were 50,334 mcfs in the three months ended June 30, 2002 as compared to 48,554 mcfs in the three months ended June 30, 2001, an increase of 1,780 mcfs (4%). The increase in the average daily throughput volume resulted principally from volumes associated with new wells added to our pipeline system; 196 wells and 98 wells were connected to our gathering system and began production in the year ended December 31, 2001 and the six months ended June 30, 2002, respectively. These increases were partially offset by the natural decline in production volumes from wells already connected to our gathering system.

         Our transportation rates are primarily at fixed percentages of the sales price of the natural gas we transport. Our transportation fees for natural gas produced by Atlas America and its affiliates also have specified minimums. Our average transportation rate was $.57 per mcf in the three months ended June 30, 2002 as compared to $.77 per mcf in the three months ended June 30, 2001, a decrease of $.20 per mcf (26%).

         Interest income of $2,900 consists of interest earned on funds temporarily invested in short-term money market accounts, a decrease of $9,400 (76%) from $12,300 for the three months ended June 30, 2001, as a result of a decrease in funds invested and lower rates earned on those funds.

         Costs and Expenses. Our transportation and compression expenses decreased to $492,800 in the three months ended June 30, 2002 as compared to $555,900 in the three months ended June 30, 2001, a decrease of $63,100 (11%). Our average cost per mcf of transportation and compression was $.11 in the three months ended June 30, 2002 as compared to $.125 in the three months ended June 30, 2001, a decrease of $.015 (12%). This decrease resulted from a decrease in compressor expenses, including lease payments, in the three months ended June 30, 2002 as compared to the prior period.

         Our general and administrative expenses increased to $481,500 in the three months ended June 30, 2002 as compared to $279,300 in the three months ended June 30, 2001, an increase of $202,200 (72%). This increase primarily resulted from the payment of professional fees of $187,500, associated with the terminated Triton acquisition (See Note 4).

         Our depreciation and amortization expense increased to $362,300 in the three months ended June 30, 2002 as compared to $341,100 in the three months ended June 30, 2001, an increase of $21,200 (6%). This increase resulted from the increased asset base associated with pipeline extensions and acquisitions partially offset by a reduction in goodwill amortization as compared to the previous period.

         Our interest expense decreased to $45,200 in the three months ended June 30, 2002 as compared to $48,600 in the three months ended June 30, 2001. This decrease of $3,400 (7%) resulted from a decrease in the amortization of deferred finance costs in the current period as compared to the prior period and lower borrowing rates, slightly offset by increased borrowings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Results of Operations - (Continued)

Six Months Ended June 30, 2002 Compared to June 30, 2001

         Revenues. Our transportation and compression revenues decreased to $5,191,300 in the six months ended June 30, 2002 from $7,682,900 in the six months ended June 30, 2001. The decrease of $2,491,600 (32%) resulted from a decrease in the average transportation fees paid to us ($2,957,600), partially offset by an increase in the volumes of natural gas we transported ($466,000).

         Our average daily throughput volumes were 50,127 mcfs in the six months ended June 30, 2002 as compared to 45,628 mcfs in the six months ended June 30, 2001, an increase of 4,499 mcfs (10%). The increase in the average daily throughput volumes resulted principally from volumes associated with new wells added to our pipeline system; 196 wells and 98 wells were connected to our gathering system and began production in the year ended December 31, 2001 and the six months ended June 30, 2002, respectively. These increases were partially offset by the natural decline in production volumes from wells already connected to our gathering system.

         Our transportation rates are primarily at fixed percentages of the sales price of the natural gas we transport. Our transportation fees for natural gas produced by Atlas America and its affiliates also have specified minimums. Our average transportation rate was $.57 per mcf in the six months ended June 30, 2002 as compared to $.93 per mcf in the six months ended June 30, 2001, a decrease of $.36 per mcf (39%). In the first six months of 2001, natural gas prices increased significantly over historical prices. During subsequent quarters, prices returned to previous levels. As a result, our average transportation rate decreased.

         Interest income of $4,400 consists of interest earned on funds temporarily invested in short-term money market accounts, a decrease of $17,500 (80%) from $21,900 for the six months ended June 30, 2001, as a result of a decrease in funds invested and lower rates earned on those funds.

         Costs and Expenses. Our transportation and compression expenses increased to $1,004,900 in the six months ended June 30, 2002, as compared to $863,100 in the six months ended June 30, 2001, an increase of $141,800 (16%). Our average cost per mcf of transportation and compression was $.11 in the six months ended June 30, 2002, as compared to $.10 in the six months ended June 30, 2001, an increase of $.01 (10%). This increase resulted from an increase in labor costs associated with pipeline repairs and compressor expenses in the six months ended June 30, 2002 as compared to the prior year.

         Our general and administrative expenses increased to $791,500 in the six months ended June 30, 2002 as compared to $552,000 in the six months ended June 30, 2001, an increase of $239,500 (43%). This increase primarily resulted from an increase in professional fees associated with the terminated Triton acquisition (see Note 4), and an increase in our cost of insurance, reflecting increased operating activities and assets, as well as significant increases in insurance rates in general.

         Our depreciation and amortization expense increased to $707,700 in the six months ended June 30, 2002 as compared to $663,300 in the six months ended June 30, 2001, an increase of $44,400 (7%). This increase resulted from the increased asset base associated with pipeline extensions and acquisitions, partially offset by a reduction in goodwill amortization.


         Our interest expense decreased to $83,000 in the six months ended June 30, 2002 as compared to $90,900 in the six months ended June 30, 2001. The $7,900 (9%) decrease resulted from a decrease in the amortization of deferred finance costs in the current period as compared to the prior period and lower borrowing rates.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS - (Continued)

Liquidity and Capital Resources

         Our primary cash requirements, in addition to normal operating expenses, are debt service, sustaining capital expenditures, expansion capital expenditures and quarterly distributions to our common unitholders, subordinated unitholder and general partner. We meet our cash requirements principally from cash generated by our operations. We also have $6.3 million of remaining borrowing capacity under our credit facility. To date, we have used the facility to fund construction of extensions to our existing gathering systems and to acquire other gathering systems. We fund cash distributions to common unitholders from operations. Minimum required distributions are supported by our general partner under the Distribution Support Agreement.

The following table summarizes our financial condition for the periods indicated:

                                                                                                      June 30,
                                                                                        ----------------------------------
                                                                                              2002                 2001
                                                                                        -------------        -------------
         Current ratio..............................................................       .89 to 1.0           2.0 to 1.0
         Working  (deficit) capital.................................................    $   (404,100)        $   2,750,400
         Ratio of long-term debt to total partners' capital.........................       .18 to 1.0           .09 to 1.0

         The changes in our current ratio and working capital result from the advance by Atlas America of $2.8 million for capital expenditures and expenses incurred in connection with the Triton acquisition in the six months ended June 30, 2002. To reimburse Atlas America, we intend to draw $1.8 million on our line of credit and anticipate reimbursement from Vulcan of the $900,000.


         During the six months ended June 30, 2002, net cash provided by operations was $5,040,100 as compared to $6,057,600 in the six months ended June 30, 2001. This decrease of $1,017,500 resulted primarily from a decrease in income from operations before depreciation and amortization of $2,702,400 offset by the effects of changes in operating assets and liabilities of $1,684,900.

         Net cash used in investing activities was $3,123,700 for the six months ended June 30, 2002, an increase of $771,400 from $2,352,300 the six months ended June 30, 2001. Net cash used in investing activities during the six months ended June 30, 2001 consisted of the acquisition of two small pipelines from third parties ($1,400,000) and capital expenditures associated with gathering system extensions and compressor upgrades to our existing pipeline systems. In the six months ended June 30, 2002, we used $165,000 for the acquisition of one small gathering system and incurred capital expenditures of $2,958,700 for gathering system extensions and compressor upgrades.

         Net cash used in financing activities was $2,171,000 for the six months ended June 30, 2002, a decrease of $79,500 from cash used in financing activities of $2,250,500 in the six months ended June 30, 2001. Distributions paid to partners in the six months ended June 30, 2002 decreased $546,500 as compared to the six months ended June 30, 2001 as a result of a decrease in net income. Net borrowings of $1,654,500 were used to fund pipeline extensions. In the prior fiscal period, we borrowed $1,400,000 to fund two small pipeline acquisitions and $689,000 to fund pipeline extensions and compressor upgrades.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS - (Continued)

Commitments

         We and our affiliates have incurred approximately $1.4 million in costs in connection with the Triton transactions through June 30, 2002. Atlas America advanced approximately $900,000 of these costs to us. We anticipate that Atlas America will advance the balance of these costs. Our affiliates have agreed to reimburse us for their allocable portions of the transaction costs. We and our affiliates have the right under the acquisition agreement to reimbursement from Vulcan of up to $1.2 million of the transaction costs because Triton did not secure the $225 million of financing required under the acquisition agreement. We have expensed transaction costs of $187,500, the difference between costs incurred and those reimbursable by Vulcan. We anticipate that we will repay Atlas America from the Vulcan reimbursement, but if that reimbursement is insufficient or uncollectible, we will repay Atlas America from our cash flow, which would reduce cash available for future distributions.

Contractual Obligations and Commercial Commitments

         We had no commercial commitments at June 30, 2002. The following table summarizes our contractual obligations at June 30, 2002:

                                                                                   Payments Due By Period
                                                                Less than         1 - 3            4 - 5           After 5
Contractual cash obligations                     Total           1 Year           Years            Years            Years
Long-term debt.........................      $  3,743,500      $         -     $   3,743,500     $         -     $         -
Capital lease obligations..............                 -                -                 -               -               -
Operating leases.......................           331,500          331,500                 -               -               -
Unconditional purchase obligations.....                 -                -                 -               -               -
Other long-term obligations............                 -                -                 -               -               -
                                             ------------      -----------     -------------     -----------     -----------
Total contractual cash obligations.....      $  4,075,000      $   331,500     $   3,743,500     $         -     $         -
                                             ============     ============     =============     ===========     ===========


         Our operating lease commitments are with respect to leases for compressors with varying expiration dates. These commitments are routine and were made in the normal course of our business.


Long-Term Debt


         We obtained a $10.0 million revolving credit facility in October 2000. Our principal purpose in obtaining the facility was to fund the expansion of our existing gathering systems and the acquisitions of other gas gathering systems. In the six months ended June 30, 2002 we used $1,654,500 of the facility to fund capital expenditures for expansions of our existing gathering systems and compressors. At June 30, 2002, $3,743,500 was outstanding on this facility, which is due in October 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Capital Expenditures


         Our property and equipment was 80% and 77% of our total consolidated assets at June 30, 2002 and December 31, 2001, respectively. Capital expenditures, other than the acquisitions of gathering systems, were $2,958,700 and $952,300 for the six months ended June 30, 2002 and 2001, respectively. These capital expenditures principally consisted of costs relating to expansion of our existing gathering systems as a result of new wells connected to our system and compressor upgrades. During calendar 2001 and the six months ended June 30, 2002, 294 wells were connected to our gathering system. Future capital expenditures will be funded by a combination of cash generated from operations and, and if required, from our existing credit facility. Our capital expenditures could increase materially if the number of wells connected to our gathering systems in fiscal 2002 exceeds our current expectations.


Critical Accounting Policies and Estimates


         Certain amounts included in or affecting our consolidated financial statements and related disclosures are estimates that require us to make assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates affect:

         o  the amount we report for assets and liabilities;

         o our disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and

         o the amounts we report for revenues and costs and expenses during the reporting period.

         Our estimates principally include the economic useful lives of our assets, provisions for uncollectible accounts receivable, exposures under contractual indemnifications and various other recorded or disclosed amounts. However, we believe that certain accounting policies are of more significance in our financial statement preparation process than others are. Refer to Note 2 of the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for further information. With respect to our environmental exposure, we utilize both internal and external experts to assist us in identifying environmental issues.

         The reported amounts of our assets and liabilities, revenues and costs and expenses and associated disclosures with respect to contingent assets and obligations are necessarily affected by our estimates. We evaluate our estimates on an ongoing basis, using our historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revisions become known.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Recently Issued Financial Accounting Standards

         Recently the Financial Accounting Standards Boards ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 143 establishes requirements for the accounting for removal costs associated with asset retirements and SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged, and SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We are currently assessing the impact of SFAS 143 on our consolidated financial statements. The adoption of SFAS 144 had no impact on our operations or financial position.

         In May 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") was issued. SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various technical corrections to existing pronouncements. SFAS 145 is effective for all financial statements issued by us in 2003. We do not expect the adoption of SFAS 145 to have a material effect on our consolidated financial position or results of operations.

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

         We have a $10.0 million revolving credit facility to fund the expansion of our existing gathering systems and the acquisition of other gas gathering systems. The carrying value of our debt was $3,743,500 and the weighted average interest rate was 3.4% at June 30, 2002. A hypothetical 10% change in the average interest rate applicable to this debt would result in a change of approximately $11,000 in our net income and would not affect the market value of this debt.

                           PART II. OTHER INFORMATION


ITEM 6.  Exhibits And Reports On Form 8-K

         (a)      Exhibits:

                   2.1   (1) Contribution Agreement among Vulcan Intermediary,
                             L.L.C., New Vulcan Holding, L.L.C., Atlas Pipeline Partners GP, LLC, Atlas Pipeline Partners, L.P. and Resource America, Inc.

                   2.2   (2) First Amendment to Contribution Agreement among
                             Vulcan Intermediary, L.L.C., New Vulcan Holding, L.L.C., Atlas Pipeline Partners, GP, Atlas Pipeline Partners, L.P. and Resource America, Inc.


                   3.1   (3) First Amended and Restated Agreement of Limited
                             Partnership

                   3.2   (3) Certificate of Limited Partnership of Atlas
                             Pipeline Partners, L.P.


                   3.3   (3) Amended and Restated Agreement of Limited
                             Partnership of Atlas Pipeline Operating
                             Partnership, L.P.


                   3.4   (3) Certificate of Limited Partnership of Atlas
                             Pipeline Operating Partnership, L.P.


                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

                  99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

         ----------------
         (1) Previously filed as an exhibit to the Partnership's current report on Form 8-K dated January 18, 2002 and incorporated herein by reference.

         (2) Previously filed as an exhibit to the Partnership's current report on Form 8-K dated May 9, 2002, and incorporated herein by reference.

         (3) Previously filed as an exhibit to the Partnership's registration statement on Form S-1, Registration No. 333-85193 and incorporated herein by reference.

(b)      Reports on Form 8-K:


                  During the quarter for which this report is being filed, the Partnership filed a current report on Form 8-K dated May 9, 2002 regarding extension of the termination date of the agreement to acquire Triton Coal Company to June 15, 2002 from May 15, 2002.

SIGNATURES


                                                 ATLAS PIPELINE PARTNERS, L.P.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            By:  Atlas Pipeline Partners GP, LLC, its General Partner

Date:  August 13, 2002                      By:      /s/ Michael L. Staines
                                                     ---------------------------
                                                     MICHAEL L. STAINES
                                                     President, Chief Operating Officer,
                                                     Secretary and Managing Board Member of the General Partner

Date:  August 13, 2002                      By:      /s/ Nancy J. McGurk
                                                     ---------------------------
                                                     NANCY J. McGURK
                                                     Chief Accounting Officer of the General Partner


                                       21