Form 10-K/A
period 2001-12-31
ATLAS PIPELINE PARTNERS LP
filed 2002-08-26
CIK 1092914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                                       N/A
                             ----------------------
                                 Title of class

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the equity securities held by non-affiliates of the registrant, based on the closing price on August 22, 2002 was approximately $38.5 million.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                    PART III


ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

         We do not directly compensate the executive officers of our general partner. Rather, Atlas America and its affiliates allocate the compensation of the executive officers between activities on behalf of our general partner and us and activities on behalf of Atlas America and its affiliates, and we reimburse our general partner for the compensation allocated to us. The compensation allocation for fiscal 2001 was $397,500. The following table sets forth the compensation allocation since the Partnership commenced operations for the general partner's president. No other executive officer of the general partner received aggregate salary and bonus in excess of $100,000 during fiscal 2001.

                           Summary Compensation Table

--------------------------------------------------------------------------------
Name and Principal Position                     Year               Salary
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Michael L. Staines, President, Chief
Operating Officer, Secretary and
Managing Board Member                           2001              $191,442
--------------------------------------------------------------------------------
                                                2000              $100,000
--------------------------------------------------------------------------------


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


                        ATLAS PIPELINE PARTNERS, L.P. (Registrant)
                        By: Atlas Pipeline Partners GP, LLC, its General Partner
August 26, 2002         By: /s/ Michael L. Staines
                            -------------------------------------------
                            President, Chief Operating Officer, Secretary and Managing Board Member

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of August 26, 2002.

/s/ Edward E. Cohen                                  Chairman of the Managing Board of the General Partner
--------------------------------------------
EDWARD E. COHEN

/s/ Jonathan Z. Cohen                                Vice Chairman of the Managing Board of the General Partner
--------------------------------------------
JONATHAN Z. COHEN

/s/ Michael L. Staines                               President, Chief Operating Officer, Secretary and
--------------------------------------------         Managing Board Member of the General Partner
MICHAEL L. STAINES                                   (Principal Executive Officer)

/s/ Nancy J. McGurk                                  Chief Accounting Officer of the General Partner
--------------------------------------------
NANCY J. McGURK

/s/ Louis Tierno, Jr.                                Controller
--------------------------------------------
LOUIS TIERNO, JR.

                                                     Managing Board Member of the General Partner
--------------------------------------------
TONY C. BANKS

/s/ William R. Bagnell                               Managing Board Member of the General Partner
--------------------------------------------
WILLIAM R. BAGNELL

                                                     Managing Board Member of the General Partner
--------------------------------------------
GEORGE C. BEYER, JR.

/s/ Murray S. Levin                                  Managing Board Member of the General Partner
--------------------------------------------
MURRAY S. LEVIN
