Form 10-Q
period 2002-09-30
ATLAS PIPELINE PARTNERS LP
filed 2002-11-13
CIK 1092914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

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

                                 Yes [X] No [ ]


         As of November 4, 2002, there were outstanding 1,621,159 Common Units and 1,641,026 Subordinated Units.

                                       ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                                                  INDEX TO QUARTERLY REPORT
                                                        ON FORM 10-Q

PART I.       FINANCIAL INFORMATION                                                                                   PAGE
                                                                                                                      ----
Item 1.       Financial Statements

              Consolidated Balance Sheets as of September 30, 2002 (Unaudited) and December 31, 2001................      3

              Consolidated Statements of Income for the Three Months and Nine Months Ended
                September 30, 2002 and September 30, 2001 (Unaudited)...............................................      4

              Consolidated Statement of Partners' Capital (Deficit) for the Nine Months
                Ended September 30, 2002 (Unaudited)................................................................      5

              Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and
                September 30, 2001 (Unaudited)......................................................................      6

              Notes to Consolidated Financial Statements - September 30, 2002 (Unaudited)........................... 7 - 11

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations (Unaudited)...............................................................12 - 21

Item 3.       Quantitative and Qualitative Disclosures about Market Risk............................................     22

Item 4.       Evaluation of Disclosure Controls and Procedures......................................................     22

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K......................................................................     23

SIGNATURES    ......................................................................................................     24

CERTIFICATIONS......................................................................................................25 - 26





                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                     ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                               AS OF SEPTEMBER 30, 2002 (Unaudited) AND DECEMBER 31, 2001



                                                                                       September 30,        December 31,
                                                                                           2002                 2001
                                                                                       -------------        ------------
                                                                                        (Unaudited)
                  ASSETS
Current assets:
   Cash and cash equivalents........................................................    $ 1,935,400         $ 2,162,200
     Accounts receivable............................................................        750,000                   -
   Accounts receivable - affiliates.................................................              -           1,312,300
   Prepaid expenses.................................................................         64,200             123,500
                                                                                        -----------         -----------
     Total current assets...........................................................      2,749,600           3,598,000

Property and equipment:
   Gas gathering and transmission facilities........................................     28,105,700          24,153,400
   Less - accumulated depreciation..................................................     (5,227,700)         (4,144,000)
                                                                                        -----------         -----------
     Net property and equipment.....................................................     22,878,000          20,009,400

Goodwill (net of accumulated amortization of $285,300)..............................      2,304,600           2,304,600

Other Assets (net of accumulated amortization of $82,200 and $53,300)...............         50,900              89,800
                                                                                        -----------         -----------
                                                                                        $27,983,100         $26,001,800
                                                                                        ===========         ===========

                                       LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
   Accounts payable and accrued liabilities.........................................    $   140,800         $   189,600
   Accounts payable - affiliates....................................................        201,600                   -
   Distribution payable.............................................................      1,873,800           2,049,600
                                                                                        -----------         -----------
     Total current liabilities......................................................      2,216,200           2,239,200

Long-term debt......................................................................      5,604,800           2,089,000

Partners' capital (deficit):
   Common unitholders, 1,621,159 units outstanding..................................     19,394,400          20,128,700
   Subordinated unitholder, 1,641,026 units outstanding.............................        917,500           1,660,900
   General partner..................................................................       (149,800)           (116,000)
                                                                                        -----------         -----------
     Total partners' capital........................................................     20,162,100          21,673,600
                                                                                        -----------         -----------
                                                                                        $27,983,100         $26,001,800
                                                                                        ===========         ===========



                               See accompanying notes to consolidated financial statements





                                     ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME
                                                      (Unaudited)



                                                                         Three Months Ended       Nine Months Ended
                                                                            September 30,           September 30,
                                                                     -----------------------   -----------------------
                                                                        2002         2001         2002        2001
                                                                     ----------   ----------   ----------  -----------
                                                                          (in thousands, except per unit data)
REVENUES:
Transportation and compression....................................   $2,666,100   $2,577,100   $7,857,400  $10,260,000
Interest income...................................................          700       10,000        5,100       31,900
                                                                     ----------   ----------   ----------  -----------
                                                                      2,666,800    2,587,100    7,862,500   10,291,900
COST AND EXPENSES:
Transportation and compression....................................      475,900      548,000    1,480,800    1,411,100
General and administrative........................................      366,500      287,300    1,158,000      839,300
Depreciation and amortization.....................................      376,000      350,400    1,083,700    1,013,700
Interest..........................................................       57,000       44,500      140,000      135,400
                                                                     ----------   ----------   ----------  -----------
                                                                      1,275,400    1,230,200    3,862,500    3,399,500
                                                                     ----------   ----------   ----------  -----------

Net income........................................................   $1,391,400   $1,356,900   $4,000,000  $ 6,892,400
                                                                     ==========   ==========   ==========  ===========

Net income - limited partners.....................................   $1,290,200   $1,195,100   $3,725,400  $ 5,983,700
                                                                     ==========   ==========   ==========  ===========
Net income - general partners.....................................   $  101,200   $  161,800   $  274,600  $   908,700
                                                                     ==========   ==========   ==========  ===========

Basic and diluted net income per limited partner unit.............   $      .40   $      .37   $     1.14  $      1.84
                                                                     ==========   ==========   ==========  ===========
Weighted average limited partner units outstanding................    3,262,185    3,262,185    3,262,185    3,246,859
                                                                     ==========   ==========   ==========  ===========





                              See accompanying notes to consolidated financial statements



                                           ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                             (Unaudited)






                                                 Number of Limited               Partners' Capital (Deficit)
                                                   Partner Units         ---------------------------------------        Total
                                              ------------------------                                  General       Partners'
                                               Common     Subordinated     Common       Subordinated    Partner   Capital (Deficit)
                                              ---------   ------------   -----------    ------------   ---------  -----------------
Balance at January 1, 2002................    1,621,159    1,641,026     $20,128,700    $ 1,660,900    $(116,000)   $21,673,600
Distribution to partners..................            -            -      (1,710,300)    (1,731,200)    (196,200)    (3,637,700)
Distribution payable......................            -            -        (875,400)      (886,200)    (112,200)    (1,873,800)
Net income................................            -            -       1,851,400      1,874,000      274,600      4,000,000
                                              ---------    ---------     -----------    -----------    ---------    -----------
Balance at September 30, 2002.............    1,621,159    1,641,026     $19,394,400    $   917,500    $(149,800)   $20,162,100
                                              =========    =========     ===========    ===========    =========    ===========








                                     See accompanying notes to consolidated financial statements



                                     ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                      (Unaudited)



                                                                                              2002             2001
                                                                                          -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..........................................................................      $ 4,000,000      $ 6,892,400
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization....................................................        1,083,700        1,013,700
   Amortization of deferred financing costs.........................................           28,900           34,100
Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable - affiliates and prepaid expenses.....          621,600          (86,000)
   Decrease in accounts payable and accrued liabilities.............................          (48,800)         (20,900)
   Increase in accounts payable - affiliates........................................          201,600                -
                                                                                          -----------      -----------
     Net cash provided by operating activities......................................        5,887,000        7,833,300
                                                                                          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of gathering systems...................................................         (165,000)      (1,400,000)
Capital expenditures................................................................       (3,787,300)      (1,191,800)
                                                                                          -----------      -----------
     Net cash used in investing activities..........................................       (3,952,300)      (2,591,800)
                                                                                          -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on long-term debt........................................................        3,515,800        2,089,000
Capital contributions...............................................................                -           45,500
Distributions paid to partners......................................................       (5,687,300)      (6,980,900)
Decrease (increase) in other assets.................................................           10,000           (3,000)
                                                                                          -----------      -----------
     Net cash used in financing activities..........................................       (2,161,500)      (4,849,400)
                                                                                          -----------      -----------
(Decrease) increase in cash and cash equivalents....................................         (226,800)         392,100
Cash and cash equivalents, beginning of period......................................        2,162,200        2,043,500
                                                                                          -----------      -----------
Cash and cash equivalents, end of period............................................      $ 1,935,400      $ 2,435,600
                                                                                          ===========      ===========







                              See accompanying notes to consolidated financial statements




                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared by the Partnership without audit and reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

         Certain reclassifications have been made to the consolidated financial statements for the nine months ended September 30, 2001 to conform with the nine months ended September 30, 2002.

         The accompanying consolidated financial statements and related notes present the Partnership's consolidated financial position as of September 30, 2002 and December 31, 2001 and the results of its consolidated operations, changes in partners' capital (deficit) and cash flows for the nine months ended September 30, 2002 and 2001.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

         For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these items.

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

Cash Flow Statements

         For purposes of the statements of cash flows, all highly liquid debt instruments purchased with a maturity of nine months or less are considered to be cash equivalents.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2002
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Segment Information

         The Partnership has one business segment, the transportation segment. The transportation segment derives its revenues primarily from the transportation of natural gas that it receives from producers. Revenues from the transportation segment are, for the most part, based on contractual arrangements with Atlas America, Inc. and its affiliates. The Partnership has an omnibus agreement and a master natural gas gathering agreement with Atlas America and two of its affiliates, Resource Energy, Inc. and Viking Resources Corporation. The purpose of these agreements is to maximize the use and expansion of the Partnerships gathering systems and the volume of natural gas they transport.

Supplemental Disclosure of Cash Flow Information

         Information for the nine months ended September 30, 2002 and 2001, respectively, is as follows:

                                                                                         2002          2001
                                                                                        -------     ----------
Cash paid for:
     Interest.......................................................................    $83,600     $   90,800
                                                                                        =======     ==========
Non-cash activities:
     Issuance of common units in exchange for
         gas gathering and transmission facilities..................................    $     -     $2,250,000
                                                                                        =======     ==========

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

         SFAS 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. Any goodwill and any intangible asset determined to have an indefinite useful life that is acquired in a purchase business combination completed after September 2001 is not amortized, but is evaluated for impairment in accordance with the appropriate existing accounting literature. The Partnership adopted SFAS 142 on January 1, 2002. At that date, the Partnership had unamortized goodwill in the amount of $2,304,600, which was subject to the transition provisions of SFAS 142. The adoption of SFAS 142 as of January 1, 2002 will reduce amortization expense for the year ended December 31, 2002 by approximately $88,000 as compared to the year ended December 31, 2001.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2002
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

         For the three and nine months ended September 30, 2001, the Partnership's goodwill amortization expense was approximately $22,000 and $66,000, respectively. Pro forma net income for the three and nine months ended September 30, 2001 would have been $1,378,900 and $6,958,400, respectively, excluding goodwill amortization expense. Pro forma basic and diluted income per limited partner for the three and nine months ended September 30, 2001 would have been $.37 and $1.86, respectively.

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

         SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS 143 will be effective for fiscal years beginning after September 15, 2002. The Partnership is evaluating the impact of SFAS 143.

         In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") was issued. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS 144 as of January 1, 2002 had no impact on the Partnership's operations or financial position.

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this statement are effective for exit and disposal activities that are initiated after December 31, 2002, with early application encouraged. The Partnership does not expect SFAS 146 to have a material impact on the Partnership's results of operations or its financial position.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2002
                                   (Unaudited)

NOTE 3 - DISTRIBUTION DECLARED

         The Partnership will generally make quarterly cash distributions of substantially all of its available cash, generally defined as cash on hand at the end of the quarter less cash reserves deemed appropriate to provide for future operating costs, potential acquisitions and future distributions.

         On September 20, 2002, the Partnership declared a cash distribution of $.54 per unit on its outstanding common units and subordinated units. The distribution represents the available cash flow for the three months ended September 30, 2002. The $1,873,800 distribution, which includes a distribution of $112,200 to the general partner, will be paid on November 8, 2002 to unitholders of record on September 30, 2002.

         Available cash is initially distributed 98% to our limited partners and 2% to our general partner. These distribution percentages are modified to provide for incentive distributions to be paid to our general partner in the event that quarterly distributions to unitholders exceed certain specified targets.

         Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate amount of cash being distributed. The general partner's incentive distribution for the distribution that we declared for the nine months ended September 30, 2002 was $198,100. The general partner's incentive distribution for the distribution that we declared for the third quarter of 2002 was $74,600. The general partner's incentive distribution that we paid to our general partner was $69,400 during the third quarter of 2002 and $361,100 during the third quarter of 2001. All partnership distributions we declare for the fourth quarter of each year are declared and paid in the first quarter of the following year.

NOTE 4 - LONG-TERM DEBT

         The Partnership obtained a $10.0 million revolving credit facility in October 2000. Our principal purpose in obtaining the facility was to fund the expansion of our existing gathering systems and the acquisitions of other gas gathering systems. In the nine months ended September 30, 2002 we used $3,515,800 of the facility to fund capital expenditures for expansions of our existing gathering systems and compressors. At September 30, 2002, $5,604,800 was outstanding on this facility, which is due in October 2003.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2002
                                   (Unaudited)

NOTE 5 - TERMINATION OF PROPOSED ACQUISITION

         On July 31, 2002, the Partnership announced that it had terminated its agreement with New Vulcan Coal Holdings, L.L.C. and Vulcan Intermediary, L.L.C. (collectively, "Vulcan") to acquire Triton Coal Company ("Triton"). The related purchase agreement for the sale of the interests held by Atlas America, Inc. in the Partnership's general partner also terminated. The Partnership has incurred approximately $1,375,000 in costs in connection with the Triton transaction through September 30, 2002, subject to reimbursement by Atlas America and its affiliates for their allocable portion of these costs. Atlas America had advanced these costs to the Partnership. Such advances, net of reimbursements of $437,500 from Vulcan referred to in the next paragraph, are included in accounts payable--affiliates at September 30, 2002.

         The Partnership and its affiliates have requested reimbursement from Vulcan under the terms of the acquisition agreement for $1,187,500 of the transaction costs. The Partnership has expensed transaction costs of $187,500, the difference between costs incurred and those reimbursable by Vulcan. As of September 30, 2002 Vulcan has reimbursed the Partnership $437,500 of these costs, which in turn were reimbursed to Atlas America. The remaining costs of $750,000 that are reimbursable by Vulcan are included on the Partnership's consolidated balance sheet as accounts receivable and are expected to be collected over the next three quarters. The Partnership anticipates that it will further repay Atlas America from the Vulcan reimbursement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Unaudited)

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

         The following important factors could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

         o weather conditions resulting in reduced demand for the natural gas we transport;
         o changes in laws and regulations, including safety, tax and accounting matters;
         o increased supply of natural gas or competitive pressures from alternative energy sources that reduces the price of natural gas and, as a result, the transportation rates we receive;
         o liability for environmental claims;
         o improvements in energy efficiency and technology resulting in reduced demand thereby reducing the amount of natural gas we transport or the price at which it is sold and, as a result, the transportation rates we receive;
         o the number of new wells connected to our gathering systems;
         o changes in real property tax assessments;
         o adverse regional economic conditions reducing demand for the natural gas we transport;
         o security issues relating to our assets; and
         o interest rate fluctuations and other capital market conditions.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Unaudited) - (Continued)

General - (Continued)

         In January 2001, we acquired the gas gathering system of Kingston Oil Corporation. The gas gathering system consisted of approximately 100 miles of pipeline located in southeastern Ohio. In March 2001, we acquired the gas gathering system of American Refining and Exploration Company. The gas gathering system consisted of approximately 20 miles of pipeline located in Fayette County, Pennsylvania. These acquisitions were accounted for under the purchase method of accounting and, accordingly, we allocated the purchase prices to the assets acquired based on their fair values at the dates of acquisition. Our results of operations include the operations of these gathering systems from their respective dates of acquisition. These acquisitions were immaterial to the results of operations of the Partnership, and therefore, pro forma information is excluded.

         On January 18, 2002 we entered into an agreement to acquire substantially all of the equity interests in Triton Coal Company, from New Vulcan Coal Holdings, L.L.C. and Vulcan Intermediary, L.L.C. The Vulcan entities were to contribute 98% of the equity interests in Triton and $6.0 million in cash to us in exchange for approximately 7.0 million common units, approximately
4.0 million newly created subordinated units and approximately 17.6 million newly created deferred participation units. On July 31, 2002, we announced that we had terminated the agreement to acquire Triton. The related purchase agreement for the sale to the Vulcan entities of the interests held by Atlas America, Inc. in our general partner also terminated.

         We have incurred approximately $1,375,000 in costs in connection with the Triton transaction through September 30, 2002, subject to reimbursement by Atlas America and its affiliates for their allocable portion of these costs. Atlas America had advanced these costs to us. Such advances, net of reimbursements of $437,500 from the Vulcan entities discussed in the next paragraph, are included in accounts payable--affiliates at September 30, 2002.

         We and our affiliates have requested reimbursement from Vulcan under the terms of the acquisition agreement for $1,187,500 of the transaction costs. We have expensed transaction costs of $187,500, the difference between costs incurred and those reimbursable by Vulcan. As of September 30, 2002 Vulcan has reimbursed us $437,500 of these costs, which in turn were reimbursed to Atlas America. The remaining costs of $750,000 that are reimbursable by Vulcan are included on our consolidated balance sheet as accounts receivable and are expected to be collected over the next three quarters. We anticipate that we will further repay Atlas America from the Vulcan reimbursement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Unaudited) - (Continued)

Results of Operations

         Our revenues for the three and nine months ended September 30, 2002, other than interest income, were derived from our transportation and compression operations. The principal variables which affect our transportation and compression revenues are:

         o the volumes of natural gas transported by us which in turn, depend upon the number of wells connected to our gathering system and the amount of gas they produce, and also the demand for that natural gas in the regions we serve;

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

                                                                         Three Months Ended       Nine Months Ended
                                                                           September 30,             September 30,
                                                                     -----------------------   -----------------------
                                                                        2002         2001         2002         2001
                                                                     ----------   ----------   ----------  -----------
Average daily throughput volumes (mcf)............................       51,264       47,208       50,510       46,160
                                                                     ==========   ==========   ==========  ===========
Average transportation rate (per mcf).............................   $      .57   $      .59   $      .57  $       .81
                                                                     ==========   ==========   ==========  ===========
Total transportation and compression revenues.....................   $2,666,100   $2,577,100   $7,857,400  $10,260,000
                                                                     ==========   ==========   ==========  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Unaudited) - (Continued)

Results of Operations - (Continued)

Three Months Ended September 30, 2002 as Compared to the Three Months Ended September 30, 2001

         Revenues. Our transportation and compression revenues increased to $2,666,100 in the three months ended September 30, 2002 from $2,577,100 in the three months ended September 30, 2001. The increase of $89,000 (3%) resulted from an increase in the volumes of natural gas we transported ($210,900), partially offset by a decrease in the average transportation rate paid to us ($121,900).

         Our average daily throughput volumes were 51,264 mcfs in the three months ended September 30, 2002 as compared to 47,208 mcfs in the three months ended September 30, 2001, an increase of 4,056 mcfs (9%). The increase in the average daily throughput volume resulted principally from volumes associated with new wells added to our pipeline system; 137 wells were connected to our gathering system and began production in the nine months ended September 30, 2002. These increases were partially offset by the natural decline in production volumes from wells already connected to our gathering system.

         Our transportation rates are primarily at fixed percentages of the sales price of the natural gas we transport. Our transportation fees for natural gas produced by Atlas America and its affiliates also have specified minimums. Our average transportation rate was $.57 per mcf in the three months ended September 30, 2002 as compared to $.59 per mcf in the three months ended September 30, 2001, a decrease of $.02 per mcf (3%).

         Interest income of $700 consists of interest earned on funds temporarily invested in short-term money market accounts, a decrease of $9,300 (93%) from $10,000 for the three months ended September 30, 2001, as a result of a decrease in funds invested and lower rates earned on those funds.

         Costs and Expenses. Our transportation and compression expenses decreased to $475,900 in the three months ended September 30, 2002 as compared to $548,000 in the three months ended September 30, 2001, a decrease of $72,100 (13%). Our average cost per mcf of transportation and compression was $.10 in the three months ended September 30, 2002 as compared to $.13 in the three months ended September 30, 2001, a decrease of $.03 (23%). This decrease resulted primarily from a decrease in compressor expenses ($32,300) and decreased labor and benefits ($21,800) as a result of a decrease in normal pipeline maintenance and repairs in the three months ended September 30, 2002 as compared to the prior period.

         Our general and administrative expenses increased to $366,500 in the three months ended September 30, 2002 as compared to $287,300 in the three months ended September 30, 2001, an increase of $79,200 (28%). This increase primarily resulted from increase wages and benefits ($37,600) and professional fees ($44,500) as a result of growth in our operations.

         Our depreciation and amortization expense increased to $376,000 in the three months ended September 30, 2002 as compared to $350,400 in the three months ended September 30, 2001, an increase of $25,600 (7%). This increase resulted from the increased asset base associated with pipeline extensions and acquisitions partially offset by a reduction in goodwill amortization as compared to the previous period due to the adoption of SFAS 142 on January 1, 2002.

         Our interest expense increased to $57,000 in the three months ended September 30, 2002 as compared to $44,500 in the three months ended September 30, 2001. This increase of $12,500 (28%) resulted from an increase in the amount of funds borrowed due to increased pipeline extensions, partially offset by lower borrowing rates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Unaudited) - (Continued)

Results of Operations - (Continued)

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

         Revenues. Our transportation and compression revenues decreased to $7,857,400 in the nine months ended September 30, 2002 from $10,260,000 in the nine months ended September 30, 2001. The decrease of $2,402,600 (23%) resulted from a decrease in the average transportation rate paid to us ($3,079,300), partially offset by an increase in the volumes of natural gas we transported ($676,700).

         Our average daily throughput volumes were 50,510 mcfs in the nine months ended September 30, 2002 as compared to 46,160 mcfs in the nine months ended September 30, 2001, an increase of 4,350 mcfs (9%). The increase in the average daily throughput volumes resulted principally from volumes associated with new wells added to our pipeline system; 137 wells were connected to our gathering system and began production in the nine months ended September 30, 2002. These increases were partially offset by the natural decline in production volumes from wells already connected to our gathering system.

         Our transportation rates are primarily at fixed percentages of the sales price of the natural gas we transport. Our transportation fees for natural gas produced by Atlas America and its affiliates also have specified minimums. Our average transportation rate was $.57 per mcf in the nine months ended September 30, 2002 as compared to $.81 per mcf in the nine months ended September 30, 2001, a decrease of $.24 per mcf (30%). In the first half of 2001, natural gas prices increased significantly over historical prices. During subsequent quarters, prices returned to previous levels. As a result, our average transportation rate decreased.

         Interest income of $5,100 consists of interest earned on funds temporarily invested in short-term money market accounts, a decrease of $26,800 (84%) from $31,900 for the nine months ended September 30, 2001, as a result of a decrease in funds invested and lower rates earned on those funds.

         Costs and Expenses. Our transportation and compression expenses increased to $1,480,800 in the nine months ended September 30, 2002, as compared to $1,411,100 in the nine months ended September 30, 2001, an increase of $69,700 (5%). Our average cost per mcf of transportation and compression was $.11 in both the nine months ended September 30, 2002 and 2001.

         Our general and administrative expenses increased to $1,158,000 in the nine months ended September 30, 2002 as compared to $839,300 in the nine months ended September 30, 2001, an increase of $318,700 (38%). This increase primarily resulted from an increase in professional fees associated with the terminated Triton acquisition ($187,500), an increase in wages and benefits ($38,100) and an increase in our cost of insurance ($82,600), reflecting increased operating activities and assets, as well as significant increases in insurance rates in general.

         Our depreciation and amortization expense increased to $1,083,700 in the nine months ended September 30, 2002 as compared to $1,013,700 in the nine months ended September 30, 2001, an increase of $70,000 (7%). This increase resulted from the increased asset base associated with pipeline extensions and acquisitions, partially offset by a reduction in goodwill amortization due to the adoption of SFAS 142 on January 1, 2002.

         Our interest expense increased to $140,000 in the nine months ended September 30, 2002 as compared to $135,400 in the nine months ended September 30, 2001. The $4,600 (3%) increase resulted from an increase in the amount of funds borrowed during the period due to increased pipeline extensions, partially offset by lower borrowing rates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Unaudited) - (Continued)

Liquidity and Capital Resources

         Our primary cash requirements, in addition to normal operating expenses, are debt service, sustaining capital expenditures, expansion capital expenditures and quarterly distributions to our common unitholders, subordinated unitholders and general partner. In addition to utilizing cash generated from operations, we have the ability to meet our cash requirements (other than distributions to our common unitholders, subordinated unitholders and general partner) through borrowings under our credit facility. We have $4.4 million of remaining borrowing capacity under our credit facility. In general, we expect to fund:

         o cash distributions and sustaining capital expenditures with existing cash and cash flows from operating activities;

         o expansion capital expenditures and working capital deficits through the retention of cash and additional borrowings;

         o interest payments from cash flows from operating activities; and

         o debt principal payments with additional borrowings as they become due or by the issuance of additional common units.

         The following table summarizes our financial condition for the periods indicated:

                                                                                                    September 30,
                                                                                        ----------------------------------
                                                                                              2002                 2001
                                                                                        -------------        -------------
         Current ratio..............................................................       1.2 to 1.0           1.6 to 1.0
         Working capital............................................................    $     533,400        $   1,358,800
         Ratio of long-term debt to total partners' capital.........................       .28 to 1.0           .09 to 1.0

         During the nine months ended September 30, 2002, net cash provided by operations was $5,887,000 as compared to $7,833,300 in the nine months ended September 30, 2001. This decrease of $1,946,300 resulted primarily from a decrease in income from operations before depreciation and amortization of $2,827,600 partially offset by the effects of changes in operating assets and liabilities of $881,300 resulting primarily from the advance by Atlas America of expenses incurred in connection with the Triton acquisition.

         Net cash used in investing activities was $3,952,300 for the nine months ended September 30, 2002, an increase of $1,360,500 from $2,591,800 the nine months ended September 30, 2001. Net cash used in investing activities during the nine months ended September 30, 2001 consisted of the acquisition of two small pipelines from third parties ($1,400,000) and capital expenditures associated with gathering system extensions and compressor upgrades to our existing pipeline systems ($1,191,800). In the nine months ended September 30, 2002, we used $165,000 for the acquisition of one small gathering system and incurred capital expenditures of $3,787,300 for gathering system extensions and compressor upgrades to accommodate new wells drilled by Atlas America and its affiliates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Unaudited) - (Continued)

Liquidity and Capital Resources - (Continued)

         Net cash used in financing activities was $2,161,500 for the nine months ended September 30, 2002, a decrease of $2,687,900 from cash used in financing activities of $4,849,400 in the nine months ended September 30, 2001. Distributions paid to partners in the nine months ended September 30, 2002 decreased $1,293,600 as compared to the nine months ended September 30, 2001 as a result of a decrease in net income. Borrowings increased $1,426,800 to $3,515,800 in the nine months ended September 30, 2002 due to an increase in pipeline extensions and compressor upgrades.

Partnership Distributions

         Our partnership agreement requires that we distribute 100% of available cash as defined in our partnership agreement to our partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available cash consists generally of all of our cash receipts, including cash received by our operating partnerships, less cash disbursements and net additions to reserves (including any reserves required under debt instruments for future principal and interest payments).

         Our general partner is granted discretion by our partnership agreement, to establish, maintain and adjust reserves for future operating expenses, debt service, maintenance capital expenditures, rate refunds and distributions for the next four quarters. These reserves are not restricted by magnitude, but only by type of future cash requirements with which they can be associated. When our general partner determines our quarterly distributions, it considers current and expected reserve needs along with current and expected cash flows to identify the appropriate sustainable distribution level.

         Available cash is initially distributed 98% to our limited partners and 2% to our general partner. These distribution percentages are modified to provide for incentive distributions to be paid to our general partner in the event that quarterly distributions to unitholders exceed certain specified targets.

         Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate amount of cash being distributed. The general partner's incentive distribution for the distribution that we declared for the nine months ended September 30, 2002 was $198,100. The general partner's incentive distribution for the distribution that we declared for the third quarter of 2002 was $74,600. The general partner's incentive distribution that we paid to our general partner was $69,400 during the third quarter of 2002 and $361,100 during the third quarter of 2001. All partnership distributions we declare for the fourth quarter of each year are declared and paid in the first quarter of the following year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Unaudited) - (Continued)

Contractual Obligations and Commercial Commitments

         We had no commercial commitments at September 30, 2002. The following table summarizes our contractual obligations at September 30, 2002:

                                                                                   Payments Due By Period
                                                              -----------------------------------------------------------------
Contractual cash obligations                                    Less than         1 - 3            4 - 5           After 5
                                                 Total           1 Year           Years            Years            Years
                                             ------------      -----------     -------------     -----------     -----------
Long-term debt.........................      $  5,604,800      $         -     $   5,604,800     $         -     $         -
Capital lease obligations..............                 -                -                 -               -               -
Operating leases.......................           146,500          146,500                 -               -               -
Unconditional purchase obligations.....                 -                -                 -               -               -
Other long-term obligations............                 -                -                 -               -               -
                                             ------------      -----------     -------------     -----------     -----------
Total contractual cash obligations.....      $  5,751,300      $   146,500     $   5,604,800     $         -     $         -
                                             ============      ===========     =============     ===========     ===========

         Our operating lease commitments are with respect to leases for compressors with varying expiration dates. These commitments are routine and were made in the normal course of our business.

Long-Term Debt

         We obtained a $10.0 million revolving credit facility in October 2000. Our principal purpose in obtaining the facility was to fund the expansion of our existing gathering systems and the acquisitions of other gas gathering systems. In the nine months ended September 30, 2002 we used $3,515,800 of the facility to fund capital expenditures for expansions of our existing gathering systems and compressors. At September 30, 2002, $5,604,800 was outstanding on this facility, which is due in October 2003.

Capital Expenditures

         Our property and equipment was 82% and 77% of our total consolidated assets at September 30, 2002 and December 31, 2001, respectively. Capital expenditures, other than the acquisitions of gathering systems, were $3,787,300 and $1,191,800 for the nine months ended September 30, 2002 and 2001, respectively. These capital expenditures principally consisted of costs relating to expansion of our existing gathering systems as a result of new wells connected to our system and compressor upgrades. During calendar 2001 and the nine months ended September 30, 2002, 333 wells were connected to our gathering system. Future capital expenditures will be funded by a combination of cash generated from operations and, and if required, from our existing credit facility. Our capital expenditures could increase materially if the number of wells connected to our gathering systems in fiscal 2002 exceeds our current expectations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Unaudited) - (Continued)

Critical Accounting Policies and Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenues and expenses during the reporting period. Although we believe these estimates are reasonable, actual results could differ from those estimates. Our significant accounting policies are summarized in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2001. The critical accounting policies that we have identified are discussed below.

Revenue and Expenses

         We routinely make accruals for both revenues and expenses due to the timing of receiving information from third parties and reconciling our records with those of third parties. We have determined these estimates using available market data and valuation methodologies. We believe our estimates for these items are reasonable, but there is no assurance that actual amounts will not vary from estimated amounts.

Depreciation and Amortization

         We calculate our depreciation and amortization based on estimated useful lives and salvage values of our assets. When assets are put into service, we make estimates with respect to useful lives that we believe are reasonable. However, factors such as competition, regulation or environmental matters could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization.

Impairment of Assets

         Effective January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In accordance with SFAS No. 144, whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we review our long-lived assets for impairment, and would recognize an impairment loss when estimated future cash flows associated with an asset or group of assets are less than the asset carrying amount.

         Our gathering systems are subject to factors which could affect future cash flows. These factors include competition, regulation, environmental matters, consolidation in the industry, demand, area market price structures and continued development drilling in certain areas of the United States. We continuously monitor these factors and pursue alternative strategies to maintain or enhance cash flows associated with these assets; however, no assurances can be given that we can mitigate the effects, if any, on future cash flows related to any changes in these factors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Unaudited) - (Continued)

Recently Issued Financial Accounting Standards

         Recently the Financial Accounting Standards Boards ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 143 establishes requirements for the accounting for removal costs associated with asset retirements and SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 143 is effective for fiscal years beginning after September 15, 2002, with earlier adoption encouraged, and SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We are currently assessing the impact of SFAS 143 on our consolidated financial statements. The adoption of SFAS 144 had no impact on our operations or financial position.

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this statement are effective for exit and disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect SFAS 146 to have a material impact on our results of operations or its financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         All of our assets and liabilities are denominated in U.S. dollars, and as a result, we do not have exposure to currency exchange risks.

         We do not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions, and as a result, we do not have exposure to derivatives risk.

         Market risk inherent in our debt is the potential change arising from increases or decreases in interest rates. Interest rate changes usually do not affect the fair value of our variable debt instrument, but may affect our future earnings and cash flows.

         We have a $10.0 million revolving credit facility to fund the expansion of our existing gathering systems and the acquisition of other gas gathering systems. The carrying value of our debt was $5,604,800 and the weighted average interest rate was 3.27% at September 30, 2002. A hypothetical 10% change in the average interest rate applicable to this debt would result in a change of approximately $18,000 in our net income and would not affect the market value of this debt.


ITEM 4.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         The Chief Operating Officer and Chief Financial Officer of our general partner, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us would be made known to them by others within the Partnership.

Changes in Internal Controls

         There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls since the date of the Partnership's last evaluation of internal controls.

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

         (b)      Reports on Form 8-K:

                  During the quarter for which this report is being filed, the Partnership filed a current report on Form 8-K dated July 31, 2002 regarding termination of the agreement to acquire Triton Coal Company, LLC.

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

                                  By: Atlas Pipeline Partners GP, LLC,
                                      its General Partner

Date: November 13, 2002           By: /s/ Michael L. Staines
                                      ----------------------
                                      MICHAEL L. STAINES
                                      President, Chief Operating Officer,
                                      Secretary and Managing Board Member of the
                                      General Partner

Date: November 13, 2002           By: /s/ Nancy J. McGurk
                                      -------------------
                                      NANCY J. McGURK
                                      Chief Accounting Officer of the
                                      General Partner

                                 CERTIFICATIONS


I, Michael L. Staines, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Atlas Pipeline Partners, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                 Date: November 13, 2002
                 /s/ Michael L. Staines
                 Michael L. Staines
                 Chief Operating Officer of the General Partner

                                 CERTIFICATIONS


I, Nancy J. McGurk, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Atlas Pipeline Partners, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                Date: November 13, 2002
                /s/ Nancy J. McGurk
                Nancy J. McGurk
                Chief Accounting Officer of the General Partner