Form 10-Q
period 2003-03-31
ATLAS PIPELINE PARTNERS LP
filed 2003-04-23
CIK 1092914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                                 Yes [X] No [ ]



         As of April 18, 2003, there were outstanding 1,621,159 Common Units and 1,641,026 Subordinated Units


                                       ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                                                  INDEX TO QUARTERLY REPORT
                                                        ON FORM 10-Q


PART I.       FINANCIAL INFORMATION
                                                                                                                        PAGE
                                                                                                                        ----
Item 1.       Financial Statements

              Consolidated Balance Sheets as of March 31, 2003 (Unaudited) and December 31, 2002....................      2

              Consolidated Statements of Income for the Three Months Ended March 31, 2003 and
                March 31, 2002 (Unaudited)..........................................................................      3

              Consolidated Statement of Partners' Capital (Deficit) (Unaudited) for the Three Months
                Ended March 31, 2003................................................................................      4

              Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and
                March 31, 2002 (Unaudited)..........................................................................      5

              Notes to Consolidated Financial Statements - March 31, 2003 (Unaudited)...............................  6 - 9

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.................10 - 15

Item 3.       Quantitative and Qualitative Disclosures About Market Risk............................................     16

Item 4.       Evaluation of Disclosure Controls and Procedures......................................................     16

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K......................................................................     17

SIGNATURES..........................................................................................................     18

CERTIFICATES........................................................................................................19 - 20

                                                PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                       ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS

                                                                                           March 31,         December 31,
                                                                                             2003                2002
                                                                                        -------------       -------------
                                                                                          (Unaudited)
                  ASSETS
Current assets:
   Cash and cash equivalents........................................................    $     2,319,500      $    1,858,600
   Accounts receivable..............................................................            251,500             500,000
   Accounts receivable-affiliates...................................................            376,700                   -
   Prepaid expenses.................................................................            212,600              26,800
                                                                                        ---------------      --------------
     Total current assets...........................................................          3,160,300           2,385,400

Property and equipment:
   Gas gathering and transmission facilities........................................         30,575,700          29,384,000
   Less-accumulated depreciation....................................................         (6,026,300)         (5,619,600)
                                                                                        ---------------      --------------
     Net property and equipment.....................................................         24,549,400          23,764,400

Goodwill (net of accumulated amortization of $285,300)..............................          2,304,600           2,304,600

Other assets (net of accumulated amortization of $22,400 and $0)....................            303,300              60,900
                                                                                        ---------------      --------------
                                                                                        $    30,317,600      $   28,515,300
                                                                                        ===============      ==============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
   Accounts payable and accrued liabilities.........................................    $       219,100      $      107,800
   Accounts payable-affiliates......................................................                  -             347,200
   Distribution payable.............................................................          1,961,700           1,873,800
                                                                                        ---------------      --------------
     Total current liabilities......................................................          2,180,800           2,328,800

Long-term debt......................................................................          8,500,000           6,500,000

Partners' capital (deficit):
   Common unitholders, 1,621,159 units outstanding..................................         19,140,200          19,163,500
   Subordinated unitholder, 1,641,026 units outstanding.............................            660,000             683,700
   General partner..................................................................           (163,400)           (160,700)
                                                                                        ---------------      --------------
     Total partners' capital........................................................         19,636,800          19,686,500
                                                                                        ---------------      --------------
                                                                                        $    30,317,600      $   28,515,300
                                                                                        ===============      ==============






                                 See accompanying notes to consolidated financial statements

                                       ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF INCOME
                                     FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                                         (Unaudited)


                                                                                               2003                2002
                                                                                          --------------      -------------
Revenues:
   Transportation and compression.......................................................  $    3,328,400      $   2,576,100
   Interest income......................................................................           1,100              1,500
                                                                                          --------------      -------------
     Total revenues.....................................................................       3,329,500          2,577,600

Costs and expenses:
   Transportation and compression.......................................................         608,200            512,100
   General and administrative...........................................................         319,100            310,000
   Depreciation.........................................................................         406,700            345,400
   Interest.............................................................................          83,500             37,800
                                                                                          --------------      -------------
     Total costs and expenses...........................................................       1,417,500          1,205,300
                                                                                          --------------      -------------

Net income..............................................................................  $    1,912,000      $   1,372,300
                                                                                          ==============      =============

Net income - limited partners...........................................................  $    1,779,800      $   1,291,900
                                                                                          ==============      =============

Net income - general partner............................................................  $      132,200      $      80,400
                                                                                          ==============      =============

Basic and diluted net income per limited partner unit...................................  $          .55      $         .40
                                                                                          ==============      =============

Weighted average limited partner units outstanding......................................       3,262,185          3,262,185
                                                                                          ==============      =============










                                 See accompanying notes to consolidated financial statements

                                           ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                             FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                                            (Unaudited)





                                        Number of Limited
                                           Partner Units                    Capital (Deficit)                          Total
                                      -----------------------   --------------------------------------------         Partners'
                                       Common    Subordinated     Common      Subordinated   General Partner     Capital (Deficit)
                                      ---------  ------------   -----------   ------------   ---------------     -----------------
Balance at January 1, 2003.........   1,621,159     1,641,026   $19,163,500   $    683,700   $      (160,700)       $19,686,500

Distribution payable...............           -             -      (907,800)      (919,000)         (134,900)        (1,961,700)

Net income.........................           -             -       884,500        895,300           132,200          1,912,000
                                      ---------  ------------   -----------   ------------   ---------------     --------------

Balance at March 31, 2003..........   1,621,159     1,641,026   $19,140,200   $    660,000   $      (163,400)    $   19,636,800
                                      =========  ============   ===========   ============   ===============     ==============

















                                    See accompanying notes to consolidated financial statements

                                       ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                                         (Unaudited)


                                                                                               2003                2002
                                                                                          --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..........................................................................      $    1,912,000      $   1,372,300
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation.....................................................................             406,700            345,400
   Amortization of deferred finance costs...........................................              22,400             11,300
Changes in operating assets and liabilities:
   Increase in accounts receivable and prepaid expenses.............................            (314,000)          (530,500)
   (Decrease) increase in accounts payable and accrued liabilities..................            (235,900)         1,247,200
                                                                                          --------------      -------------
     Net cash provided by operating activities......................................           1,791,200          2,445,700
                                                                                          --------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of gathering systems...................................................                   -           (165,000)
Capital expenditures................................................................          (1,191,700)        (1,097,300)
                                                                                        ----------------      -------------
     Net cash used in investing activities..........................................          (1,191,700)        (1,262,300)
                                                                                        ----------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit facility..........................................           2,000,000            728,500
Distribution paid to partners.......................................................          (1,873,800)        (2,049,600)
Increase in other assets............................................................            (264,800)           (14,600)
                                                                                        ----------------      -------------
     Net cash used in financing activities..........................................            (138,600)        (1,335,700)
                                                                                        ----------------      -------------
Increase (decrease) in cash and cash equivalents....................................             460,900           (152,300)
Cash and cash equivalents, beginning of period......................................           1,858,600          2,162,200
                                                                                        ----------------      -------------
Cash and cash equivalents, end of period............................................    $      2,319,500      $   2,009,900
                                                                                        ================      =============





















                                 See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements of the Partnership and its wholly-owned subsidiaries as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three month period ended March 31, 2003 may not necessarily be indicative of the results of operations for the full year ending December 31, 2003.

         Certain reclassifications have been made to the consolidated financial statements for the three month period ended March 31, 2002 to conform to the presentation for the three month period ended March 31, 2003.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

         For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair values because of the short maturities of these items.

Net Income Per Unit

         There is no difference between basic and diluted net income per limited partner unit since there are no potentially dilutive units outstanding. Net income per limited partner unit is determined by dividing net income, after deducting the general partner's 2% and incentive interest, by the weighted average number of outstanding common units and subordinated units.

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

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 2003
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Segment Information

         The Partnership has one business segment, the transportation segment, which derives its revenues primarily from the transportation of natural gas that it receives from producers. Transportation revenues are, for the most part, based on contractual arrangements with Atlas America, Inc. and its affiliates.

Supplemental Disclosure of Cash Flow Information

         Information for the three months ended March 31, 2003 and 2002, respectively, is as follows:

                                           2003             2002
                                      -------------     -------------
Cash paid for:
     Interest......................   $      62,200     $       8,400
                                      =============     =============

Goodwill

         Goodwill is evaluated for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142. As of January 1, 2002, the date of adoption, the Partnership had unamortized goodwill in the amount of $2.3 million. In 2002, the Partnership completed the transitional impairment and annual tests required by that standard, which involved the use of estimates related to the fair market value of the business operations associated with the goodwill. These tests did not indicate an impairment loss. The Partnership will continue to evaluate its goodwill at least annually and will reflect the impairment of goodwill, if any, in operating income in the income statement in the period in which the impairment is indicated. The Partnership will perform its annual impairment evaluation at year end.

Concentration of Credit Risk

         Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash. The Partnership places its temporary cash investments in high quality short-term money market instruments and deposits with high quality financial institutions. At March 31, 2003, the Partnership and its subsidiaries had $2.3 million in deposits at one bank, of which $2.2 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

New Accounting Standards

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The adoption of SFAS 143 as of January 1, 2003 had no impact on the Partnership's results of operations or financial position.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 2003
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

New Accounting Standards - (Continued)

         In May 2002, SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. SFAS 145 rescinds the automatic treatment of gains and losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various corrections to existing pronouncements. The provisions of this statement are effective for financial statements issued by the Partnership in 2003. The adoption of SFAS 145 as of January 1, 2003 did not have a material impact on the Partnership's results of operations or its financial position.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this statement are effective for exit and disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 as of January 1, 2003 did not have a material impact on the Partnership's results of operations or its financial position.

NOTE 3 - DISTRIBUTION DECLARED

         The Partnership will generally make quarterly cash distributions of substantially all of its available cash, generally defined as cash on hand at the end of the quarter less cash reserves deemed appropriate to provide for future operating costs, potential acquisitions and future distributions.

         On March 25, 2003, the Partnership declared a cash distribution of $.56 per unit on its outstanding common units and subordinated units. The distribution represents the available cash flow for the three months ended March 31, 2003. The $1,961,700 distribution, which includes a distribution of $134,900 to the general partner, will be paid on May 9, 2003 to unitholders of record on March 31, 2003.

         Available cash is initially distributed 98% to our limited partners and 2% to our general partner. These distribution percentages are modified to provide for incentive distributions to be paid to our general partner in the event that quarterly distributions to unitholders exceed certain specified targets. Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate amount of cash being distributed. The general partner's incentive distribution for the distributions that we declared for the three months ended March 31, 2003 and 2002 was $95,500 and $66,000, respectively.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 2003
                                   (Unaudited)

NOTE 4 - CREDIT FACILITY

         In December 2002, the Partnership entered into a $7.5 million credit facility administered by Wachovia Bank, National Association. The facility was increased to $15.0 million through increases of $2.5 million and $5.0 million in January and March 2003, respectively. Borrowings under the facility, which amounted to $8.5 million at March 31, 2003, are secured by a lien on and security interest in all the property of the Partnership and its subsidiaries, including pledges by the Partnership of the issued and outstanding equity interests in its subsidiaries. Up to $3.0 million of the facility may be used for standby letters of credit. No such letters of credit have been issued under the facility. The revolving credit facility has a term ending in December 2005 and bears interest at one of two rates, elected at the Partnership's option:

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

         At March 31, 2003, borrowings under the Wachovia credit facility bore interest at rates ranging from 2.80% to 2.92%.

         The Wachovia credit facility requires the Partnership to maintain specified net worth and specified ratios of current assets to current liabilities and debt to EBITDA, and requires it to maintain a specified interest coverage ratio. The Partnership used this credit facility to pay off its previous revolving credit facility at PNC Bank.

NOTE 5 -SUBSEQUENT EVENT

         On April 2, 2003, the Partnership filed a registration statement on From S-2 for a proposed public offering of up to 1,092,500 common units of limited partner interest. The net proceeds from the proposed offering are intended to pay down existing debt and fund capital expenditures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         When used in this Form 10-Q, the words "believes" "anticipates" "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1, under the caption "Risk Factors", in our annual report on Form 10-K for 2002. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

Results of Operations

         In the three months ended March 31, 2003 and 2002, our principal revenues came from the operation of our pipeline gathering systems which transport and compress natural gas. Two variables which affect our transportation revenues are:

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

         We set forth the average volumes we transported, our average transportation rates per mcf and revenues received by us for the periods indicated in the following table:

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                        ----------------------------------
                                                                                              2003               2002
                                                                                        ---------------      -------------
Average daily throughput volumes in mcf.............................................             50,045             49,918
                                                                                        ===============      =============
Average transportation rate per mcf.................................................    $           .74      $         .57
                                                                                        ===============      =============
Transportation and compression revenues.............................................    $     3,328,400      $   2,576,100
                                                                                        ===============      =============

Three Months Ended March 31, 2003 Compared to March 31, 2002

         Revenues. Our transportation and compression revenue increased to $3,328,400 in the three months ended March 31, 2003 from $2,576,100 in the three months ended March 31, 2002. The increase of $752,300 (29%) resulted from an increase in the average transportation fee paid to us ($743,700) and an increase in the volumes of natural gas we transported ($8,600).

         Our average daily throughput volumes were 50,045 mcf in the three months ended March 31, 2003 as compared to 49,918 mcf in the three months ended March 31, 2002, an increase of 127 mcf. During the quarter ended March 31, 2003 we added 73 new wells to our system. Gas delivery associated with these new wells, as well as volumes from wells already connected to our system, were constrained by cold weather related operating problems experienced by many of the wells that deliver gas into our system and by certain pipeline systems into which we deliver natural gas. Furthermore, landowners, on whose land each well is situated, have the contractual right to take natural gas from the well for their personal use before it enters our gathering system, thus reducing the amount of natural gas that we transport. Temperatures in our operating area were relatively colder during the quarter ended March 31, 2003 compared to the similar quarter of 2002 and, as a result, landowner gas usage was higher. In addition, during the first quarter of 2003, gas delivery was held back pending our completion of the first phase of a major expansion project to our system in Crawford County, Pennsylvania. That phase, to add a delivery point onto a major inter-state pipeline system, including significant compression capability, and to expand pipeline size and system length, was completed and began operation in mid-March 2003. We anticipate that additional transportation volumes will result from the completion of this phase of the project beginning in the quarter ending June 30, 2003. We expect to complete the second and final phase of the project in June 2003.

         Our transportation rates are primarily at fixed percentages of the sales price of natural gas transported. Our transportation rates for most of the natural gas produced by Atlas America and its affiliates also have specified minimums. Our average transportation rate was $.74 per mcf in the three months ended March 31, 2003 as compared to $.57 per mcf in the three months ended March 31, 2002, an increase of $.17 per mcf (30%). In the first quarter of 2003, natural gas prices increased significantly over the prior year period. As a result, our average transportation rate increased. We anticipate transportation rates for the remainder of 2003 to be higher than the previous year.

         Costs and Expenses. Our transportation and compression expenses increased to $608,200 in the three months ended March 31, 2003 as compared to $512,100 in the three months ended March 31, 2002, an increase of $96,100 (19%). Our average cost per mcf of transportation and compression was $.14 in the three months ended March 31, 2003 as compared to $.11 in the three months ended March 31, 2002, an increase of $.03 (27%). This increase resulted primarily from an increase in compressor expenses due to increased lease rates and the addition of more compressors in the three months ended March 31, 2003 as compared to the prior year.

         Our general and administrative expenses increased to $319,100 in the three months ended March 31, 2003 as compared to $310,000 in the three months ended March 31, 2002, an increase of $9,100 (3%). This increase primarily resulted from an increase in our cost of insurance, reflecting an increase in our operating activities and assets and insurance rates in general.

         Our depreciation expense increased to $406,700 in the three months ended March 31, 2003 as compared to $345,400 in the three months ended March 31, 2002, an increase of $61,300 (18%). This increase resulted from the increased asset base associated with pipeline extensions.

         Our interest expense increased to $83,500 in the three months ended March 31, 2003 as compared to $37,800 in the three months ended March 31, 2002. This increase of $45,700 (121%) resulted from an increase in amounts outstanding on our credit facility to finance pipeline extensions and an increase in amortization of deferred finance costs in the current period as compared to the prior period due to costs associated with obtaining our new credit facility.

Liquidity and Capital Resources

         Our primary cash requirements, in addition to normal operating expenses, are for debt service, maintenance capital expenditures, expansion capital expenditures and quarterly distributions to our unitholders and general partner. In addition to cash generated from operations, we have the ability to meet our cash requirements, (other than distributions to our unitholders and general partner) through borrowings under our credit facility. In general, we expect to fund:

         o cash distributions, sustaining capital expenditures and interest payments through existing cash and cash flows from operating activities;

         o expansion capital expenditures and working capital deficits through the retention of cash and additional borrowings; and

         o debt principal payments through additional borrowings as they become due or by the issuance of additional common units.

         At March 31, 2003, we had $6.5 million of remaining borrowing capacity under our credit facility.

         The following table summarizes our financial condition and liquidity at the dates indicated:

                                                                                                      March 31,
                                                                                        ----------------------------------
                                                                                            2003                 2002
                                                                                        -------------        -------------
         Current ratio..............................................................          1.4x                  1.0x
         Working capital............................................................    $    979,500         $      56,600
         Ratio of long-term debt to total partners' capital.........................          .43x                  .33x

         During the three months ended March 31, 2003, net cash provided by operations of $1,791,200 was derived principally from $2,341,100 of income from operations before depreciation and amortization. The decrease in cash flow provided by operations from $2,445,700 in 2002, was principally due to the increase, during the three months ended March 31, 2002, in our accounts payable to Atlas America as a result of its advances to us in connection with expenses associated with the then-pending acquisition of Triton Coal Company, and the subsequent repayment of a substantial portion of those advances as we received reimbursements from the sellers following termination of the transaction, including reimbursements in the three months ended March 31, 2003. The increase in net income was a result of an increase in the transportation rate per mcf we received for the three months ended March 31, 2003 as compared to the previous year.

         Net cash used in financing activities was $138,600 for the three months ended March 31, 2003, a decrease of $1,197,100 from cash used in financing activities of $1,335,700 in the three months ended March 31, 2002. The principal reason for the change was that we had borrowings of $2,000,000 which we used to fund pipeline extensions and compressor upgrades in the three months ended March 31, 2003. In the prior fiscal period, we borrowed $728,500 to fund pipeline extensions compressor upgrades. In addition, distributions paid to partners in the quarter decreased $175,800 as compared to the three months ended March 31, 2002.

Capital Expenditures

         Our property and equipment was approximately 81% and 83% of our total consolidated assets at March 31, 2003 and December 31, 2002, respectively. Capital expenditures, other than the acquisitions of pipelines, were $1,191,700 and $1,097,300 for the quarters ended March 31, 2003 and 2002, respectively. These capital expenditures principally consisted of costs relating to expansion of our existing gathering systems to accommodate new wells drilled in our service area and compressor upgrades. During the three months ended March 31, 2003, we connected 73 wells to our gathering system. As of March 31, 2003, we were committed to expend approximately $2.25 million for pipeline extensions of which approximately $1.0 million is related to the Crawford County expansion project. Our capital expenditures could increase materially if the number of wells connected to our gathering systems in fiscal 2003 increases significantly.

Long-Term Debt

         We increased our credit facility to $15.0 million in March 2003. Our principal purpose in obtaining the increase in the facility was to enable us to fund the expansion of our existing gathering systems and the acquisitions of other gas gathering systems. In the three months ended March 31, 2003 and 2002, we used $2,000,000 and $728,500, respectively, of the facility to fund capital expenditures for expansions of our existing gathering systems and compressors. At March 31, 2003, $8,500,000 was outstanding under this facility.

Contractual Obligations and Commercial Commitments

         We had no commercial commitments at March 31, 2003. The following table summarizes our contractual obligations at March 31, 2003:

                                                                                    Payments Due By Period
                                                                  ------------------------------------------------------------
                                                                   Less than         1 - 3            4 - 5         After 5
Contractual cash obligations                          Total          1 Year          Years            Years          Years
----------------------------                      -------------   ----------     -------------     -----------    ------------
Long-term debt...............................     $  8,500,000    $         -     $   8,500,000    $         -      $        -
Capital lease obligations....................                -              -                 -              -               -
Operating leases.............................          562,300        198,900           342,000         21,400               -
Unconditional purchase obligations...........                -              -                 -              -               -
Other long-term obligations..................                -              -                 -              -               -
                                                  ------------    -----------     -------------    -----------      ----------
Total contractual cash obligations...........     $  9,062,300    $   198,900     $   8,842,000    $    21,400      $        -
                                                  ============   ============     =============    ===========      ==========

         The operating leases represent lease commitments for compressors with varying expiration dates. These commitments are routine and were made in the normal course of our business.

Critical Accounting Policies and Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenues and expenses during the reporting period. Although we believe our estimates are reasonable, actual results could differ from those estimates. We summarize our significant accounting policies in Note 2 to our Consolidated Financial Statements in our annual report on Form 10-K for 2002. The critical accounting policies and estimates that we have identified are discussed below.

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

         Our gathering systems are subject to numerous factors which could affect future cash flows. We continuously monitor these factors and pursue alternative strategies to maintain or enhance cash flows associated with these assets; however, we cannot assure you that we can mitigate the effects, if any, on future cash flows related to any changes in these factors.

Goodwill

         At March 31, 2003, we had $2.3 million of goodwill, all of which relates to our acquisition of pipeline assets. We test our goodwill for impairment each year. Our test during 2002 resulted in no impairment. We will continue to evaluate our goodwill at least annually and will reflect the impairment of goodwill, if any, in operating income in the income statement in the period in which the impairment is indicated. Our next annual evaluation of goodwill for impairment will be as of December 31, 2003.

Recently Issued Financial Accounting Standards

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The adoption of SFAS 143 as of January 1, 2003 did not have a material impact on our results of operations or financial position.

         In May 2002, SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. SFAS 145 rescinds the automatic treatment of gains and losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various corrections to existing pronouncements. The provisions of this statement are effective for financial statements issued by us in 2003. The adoption of SFAS 145 as of January 1, 2003 did not have a material impact on our results of operations or financial position.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this statement are effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our results of operations or financial position.

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

         We have a $15.0 million revolving credit facility to fund the expansion of our existing gathering systems and the acquisition of other gas gathering systems. The carrying value of our debt was $8,500,000 and $6,500,000 and the weighted average interest rate was 2.9% and 2.9% at both March 31, 2003 and December 31, 2002. A hypothetical 10% change in the average interest rate applicable to this debt would result in a change of approximately $25,000 in our annual net income and would not affect the market value of this debt.

ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         The Chief Executive Officer and Chief Financial Officer of our general partner, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us would be made known to them by others within the Partnership.

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

                   3.2 (1) Certificate of Limited Partnership of Atlas Pipeline Partners, L.P.

                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

                  99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

-------------------
(1) Previously filed as an exhibit to the Partnership's registration statement on Form S-1, Registration No. 333-85193 and incorporated herein by reference.

         (b)      Reports on Form 8K:

                  None

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

                                           By: Atlas Pipeline Partners GP, LLC,
                                               its General Partner

Date: April 23, 2003                       By:      /s/ Edward E. Cohen
                                                    ---------------------------
                                                    EDWARD E. COHEN
                                                    Chairman of the Managing
                                                    Board of the General Partner
                                                    (Chief Executive Officer of
                                                    the General Partner)


Date: April 23, 2003                       By:      /s/ Steven J. Kessler
                                                    ---------------------------
                                                    STEVEN J. KESSLER
                                                    Chief Financial Officer of
                                                    the General Partner

Date: April 23, 2003                       By:      /s/ Michael L. Staines
                                                    ---------------------------
                                                    MICHAEL L. STAINES
                                                    President, Chief Operating
                                                    Officer, Secretary and
                                                    Managing Board Member of the
                                                    General Partner

Date: April 23, 2003                       By:      /s/ NANCY J. McGURK
                                                    ---------------------------
                                                    Chief Accounting Officer of
                                                    the General Partner

                                 CERTIFICATIONS




I, Edward E. Cohen, certify that:

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


                 Date: April 23, 2003
                 /s/ Edward E. Cohen
                 Edward E. Cohen
                 Chairman of the Managing Board of the General Partner

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



                 Date: April 23, 2003
                 /s/ Steven J. Kessler
                 Steven J. Kessler
                 Chief Financial Officer of the General Partner