Form 10-Q
period 2003-06-30
ATLAS PIPELINE PARTNERS LP
filed 2003-08-13
CIK 1092914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                                 Yes [X] No [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [X] No [ ]


     As of July 31, 2003, there were outstanding 2,713,659 Common Units and
                          1,641,026 Subordinated Units

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q


PART I.       FINANCIAL INFORMATION                                                                                     PAGE

Item 1.       Financial Statements

              Consolidated Balance Sheets as of June 30, 2003 (Unaudited) and December 31, 2002.....................      2

              Consolidated Statements of Income for the Three and Six Months Ended June 30, 2003 and
                June 30, 2002 (Unaudited)...........................................................................      3

              Consolidated Statement of Partners' Capital (Deficit) (Unaudited) for the Six Months
                Ended June 30, 2003.................................................................................      4

              Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and
                June 30, 2002 (Unaudited)...........................................................................      5

              Notes to Consolidated Financial Statements - June 30, 2003 (Unaudited)................................  6 - 9

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.................10 - 15

Item 3.       Quantitative and Qualitative Disclosures About Market Risk............................................     16

Item 4.       Evaluation of Disclosure Controls and Procedures......................................................     16

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K......................................................................     17

SIGNATURES..........................................................................................................     18

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                           June 30,          December 31,
                                                                                             2003                2002
                                                                                        -------------       -------------
                                                                                          (Unaudited)
                  ASSETS
Current assets:
   Cash and cash equivalents........................................................        $19,886,200      $    1,858,600
   Accounts receivable..............................................................                  -             500,000
   Accounts receivable-affiliates...................................................            369,400                   -
   Prepaid expenses.................................................................            160,100              26,800
                                                                                        ---------------      --------------
     Total current assets...........................................................         20,415,700           2,385,400

Property and equipment:
   Gas gathering and transmission facilities........................................         31,538,400          29,384,000
   Less-accumulated depreciation....................................................         (6,447,300)         (5,619,600)
                                                                                        ---------------      --------------
     Net property and equipment.....................................................         25,091,100          23,764,400

Goodwill (net of accumulated amortization of $285,300)..............................          2,304,600           2,304,600

Other assets (net of accumulated amortization of $56,200 and $0)....................            284,600              60,900
                                                                                        ---------------      --------------
                                                                                        $    48,096,000      $   28,515,300
                                                                                        ===============      ==============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current liabilities:
   Accounts payable and accrued liabilities.........................................    $         7,300      $      107,800
   Accounts payable-affiliates......................................................                  -             347,200
   Distribution payable.............................................................          2,736,000           1,873,800
                                                                                        ---------------      --------------
     Total current liabilities......................................................          2,743,300           2,328,800

Long-term debt......................................................................                  -           6,500,000

Partners' capital (deficit):
   Common unitholders, 2,713,659 and 1,621,159 units outstanding....................         44,266,900          19,163,500
   Subordinated unitholder, 1,641,026 units outstanding.............................            742,300             683,700
   General partner..................................................................            343,500            (160,700)
                                                                                        ---------------      --------------
     Total partners' capital........................................................         45,352,700          19,686,500
                                                                                        ---------------      --------------
                                                                                        $    48,096,000      $   28,515,300
                                                                                        ===============      ==============


           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                         Three Months Ended             Six Months Ended
                                                                              June 30,                      June 30,
                                                                     ---------------------------   --------------------------
                                                                           2003         2002          2003           2002
                                                                     ------------   ------------   -----------  --------------
REVENUES:
Transportation and compression....................................   $  4,325,000   $  2,615,200   $ 7,653,400  $   5,191,300
Interest and other income.........................................         23,300          2,900        24,400          4,400
                                                                     ------------   ------------   -----------  -------------
                                                                        4,348,300      2,618,100     7,677,800      5,195,700
COST AND EXPENSES:
Transportation and compression....................................        615,800        492,800     1,224,000      1,004,900
General and administrative........................................        546,600        481,500       865,700        791,500
Depreciation and amortization.....................................        421,000        362,300       827,700        707,700
Interest..........................................................         79,000         45,200       162,500         83,000
                                                                     ------------   ------------   -----------  -------------
                                                                        1,662,400      1,381,300     3,079,900      2,587,100
                                                                     ------------   ------------   -----------  -------------

Net income........................................................   $  2,685,900   $  1,236,300   $ 4,597,900  $   2,608,600
                                                                     ============   ============   ===========  =============

Net income - limited partners.....................................   $  2,479,400   $  1,143,300   $ 4,259,200  $   2,435,200
                                                                     ============   ============   ===========  =============
Net income - general partners.....................................   $    206,500   $     93,000   $   338,700  $     173,400
                                                                     ============   ============   ===========  =============

Basic and diluted net income per limited partner unit.............   $        .63   $        .35   $      1.18  $         .75
                                                                     ============   ============   ===========  =============

Weighted average limited partner units outstanding................      3,934,493      3,262,185     3,600,196      3,262,185
                                                                     ============   ============   ===========  =============




           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (Unaudited)





                                                          Number of Limited              Capital (Deficit)                 Total
                                                             Partner Units      -------------------------------------    Partners'
                                                      -----------------------                               General       Capital
                                                       Common    Subordinated     Common     Subordinated    Partner      (Deficit)
                                                      ---------  ------------ -------------  ------------  ----------- ------------
Balance at January 1, 2003........................    1,621,159   1,641,026   $  19,163,500   $   683,700  $ (160,700) $ 19,686,500
Issuance of common units, net of offering costs...    1,092,500           -      25,255,300             -           -    25,255,300
Capital contribution..............................            -           -               -             -     510,700       510,700
Distribution to partners..........................            -           -        (907,800)     (919,000)   (134,900)   (1,961,700)
Distribution payable..............................            -           -      (1,573,900)     (951,800)   (210,300)   (2,736,000)
Net income........................................            -           -       2,329,800     1,929,400     338,700     4,597,900
                                                      ---------   ---------   -------------   -----------  ----------  ------------
Balance at June 30, 2003..........................    2,713,659   1,641,026   $  44,266,900   $   742,300  $  343,500  $ 45,352,700
                                                      =========   =========   =============   ===========  ==========  ============

           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                                                               2003                2002
                                                                                          --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..........................................................................      $    4,597,900      $   2,608,600
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation.....................................................................             827,700            707,700
   Amortization of deferred finance costs...........................................              56,200             17,700
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable and prepaid expenses..................              (2,700)            71,800
   (Decrease) increase in accounts payable and accrued liabilities..................            (447,700)         1,634,300
                                                                                          --------------      -------------
     Net cash provided by operating activities......................................           5,031,400          5,040,100
                                                                                          --------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of gathering systems...................................................                   -           (165,000)
Capital expenditures................................................................          (2,154,400)        (2,958,700)
                                                                                        ----------------      -------------
     Net cash used in investing activities..........................................          (2,154,400)        (3,123,700)
                                                                                        ----------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit facility..........................................           2,000,000          1,654,500
Repayments of revolving credit facility.............................................          (8,500,000)                 -
Capital contributions...............................................................             510,700                  -
Issuance of common units, net of offering costs.....................................          25,255,300                  -
Distribution paid to partners.......................................................          (3,835,500)        (3,835,500)
(Increase) decrease in other assets.................................................            (279,900)            10,000
                                                                                        ----------------      -------------
     Net cash provided by (used in) financing activities............................          15,150,600         (2,171,000)
                                                                                        ----------------      -------------

Increase (decrease) in cash and cash equivalents....................................          18,027,600           (254,600)
Cash and cash equivalents, beginning of period......................................           1,858,600          2,162,200
                                                                                        ----------------      -------------
Cash and cash equivalents, end of period............................................    $     19,886,200      $   1,907,600
                                                                                        ================      =============


           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements of the Partnership and its wholly-owned subsidiaries as of June 30, 2003 and for the three month and six month periods ended June 30, 2003 and 2002 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the six months ended June 30, 2003 may not necessarily be indicative of the results of operations for the full year ending December 31, 2003.

         Certain reclassifications have been made to the consolidated financial statements for the three month and six month periods ended June 30, 2002 to conform to the presentation for the three month and six month periods ended June 30, 2003.

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

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2003
                                   (Unaudited)

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

Supplemental Disclosure of Cash Flow Information

         Information for the six months ended June 30, 2003 and 2002, respectively, is as follows:

                                                                                             2003             2002
                                                                                        -------------     -------------
Cash paid for:
     Interest.......................................................................    $     106,300     $      65,300
                                                                                        =============     =============


Goodwill

         Goodwill is evaluated for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142. As of January 1, 2002, the date of adoption, the Partnership had unamortized goodwill in the amount of $2.3 million. In 2002, the Partnership completed the transitional impairment and annual tests required by SFAS 142, which involved the use of estimates related to the fair market value of the business operations associated with the goodwill. These tests did not indicate an impairment loss. The Partnership will continue to evaluate its goodwill at least annually and will reflect the impairment of goodwill, if any, in operating income in the income statement in the period in which the impairment is indicated. The Partnership will perform its annual impairment evaluation at year end.

Concentration of Credit Risk

         Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash. The Partnership places its temporary cash investments in high quality short-term money market instruments and deposits with high quality financial institutions. At June 30, 2003, the Partnership and its subsidiaries had $19.8 million in deposits at one bank, of which $19.7 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

New Accounting Standards

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The adoption of SFAS 143 as of January 1, 2003 had no impact on the Partnership's results of operations or financial position.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2003
                                   (Unaudited)

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

         On June 20, 2003, the Partnership declared a cash distribution of $.58 per unit on its outstanding common units and subordinated units. The distribution represents the available cash flow for the three months ended June 30, 2003. The $2,736,000 distribution, which includes a distribution of $210,300 to the general partner, will be paid on August 8, 2003 to unitholders of record on June 30, 2003.

         Available cash is initially distributed 98% to our limited partners and 2% to our general partner. These distribution percentages are modified to provide for incentive distributions to be paid to our general partner in the event that quarterly distributions to unitholders exceed certain specified targets. Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate amount of cash being distributed. The general partner's incentive distribution for the distributions that we declared for the three months and six months ended June 30, 2003 and 2002 was $155,300, $250,800, $95,500 and $161,500, respectively.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2003
                                   (Unaudited)

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

         The base rate for any day equals the higher of the federal funds rate plus 1/2 of 1% of the Wachovia Bank prime rate. Adjusted LIBOR is LIBOR divided by 1.00 minus the percentage prescribed by the Federal Reserve Board for determining the reserve requirement for euro currency funding. The applicable margin is as follows:

         o where the Partnership's leverage ratio, as defined in the credit facility agreement, is less than or equal to 1.5, the applicable margin is 0.00% for bas erate loans and 1.50% for LIBOR loans;

         o where the Partnership's leverage ratio is greater than 1.5 but less than or equal to 2.5, the applicable margin is 0.25% for base rate loans and 1.75% for LIBOR loans; and

         o where the Partnership's leverage ratio is greater than 2.5, the applicable margin is 0.50% for base rate loans and 2.00% for LIBOR loans.

         At June 30, 2003, there were no outstanding borrowings under this credit facility.

         The Wachovia credit facility requires the Partnership to maintain specified net worth and specified ratios of current assets to current liabilities and debt to EBITDA, and requires it to maintain a specified interest coverage ratio. At June 30, 2003, the Partnership was in compliance with all of the financial covenants.

NOTE 5 -PUBLIC OFFERING OF COMMON UNITS

         In May 2003, the Partnership completed a public offering of 1,092,500 common units of limited partner interest. The net proceeds after underwriting discounts and commissions were approximately $25.3 million. These proceeds were used in part to repay existing indebtedness of $8.5 million. The Partnership intends to use the balance of these proceeds to fund future capital projects and for working capital.

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

         The following discussion provides information to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

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

Results of Operations

         In the three months and six months ended June 30, 2003 and 2002, our principal revenues came from the operation of our pipeline gathering systems which transport and compress natural gas. Two variables which affect our transportation revenues are:

         o the volumes of natural gas transported by us which, in turn, depend upon the number of wells connected to our gathering system, the amount of natural gas they produce, and the demand for that natural gas; and

         o the transportation fees paid to us which, in turn, depend upon the price of the natural gas we transport, which itself is a function of the relevant supply and demand in the Mid-Atlantic and Northeastern areas of the United States.

         We set forth the average volumes we transported, our average transportation rates per mcf and revenues received by us for the periods indicated in the following table:

                                                                         Three Months Ended             Six Months Ended
                                                                              June 30,                      June 30,
                                                                     ---------------------------   --------------------------
                                                                           2003         2002          2003           2002
                                                                     ------------   ------------   -----------  -------------
Average daily throughput volumes (mcf)............................         54,734         50,334        52,402         50,127
                                                                     ============   ============   ===========  =============
Average transportation rate (per mcf).............................   $        .87   $        .57   $       .81  $         .57
                                                                     ============   ============   ===========  =============
Total transportation and compression revenues.....................   $  4,325,000   $  2,615,200   $ 7,653,400  $   5,191,300
                                                                     ============   ============   ===========  =============

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

         Revenues. Our transportation and compression revenue increased to $4,325,000 in the three months ended June 30, 2003 from $2,615,200 in the three months ended June 30, 2002. The increase of $1,709,800 (65%) resulted from an increase in the average transportation fees paid to us ($1,362,400) and an increase in the volumes of natural gas we transported ($347,400).

         Our average daily throughput volumes were 54,734 mcf in the three months ended June 30, 2003 as compared to 50,334 mcf in the three months ended June 30, 2002, an increase of 4,400 (9%) mcf per day. The increase in the three months ended June 30, 2003 was a result of new wells added to our system and an adjustment of approximately 2,000 mcf per day due to volumes under accrued in the prior quarter. During the quarter ended June 30, 2003 we added 80 new wells to our system as compared to 54 wells added in the prior period.

         Our transportation rates are primarily at fixed percentages of the sales price of natural gas transported. Our transportation rates for most of the natural gas produced by Atlas America and its affiliates also have specified minimums. Our average transportation rate was $.87 per mcf in the three months ended June 30, 2003 as compared to $.57 per mcf in the three months ended June 30, 2002, an increase of $.30 per mcf (53%). In the three months ended June 30, 2003, natural gas prices increased significantly over the prior year period. As a result, our average transportation rate increased.

         Costs and Expenses. Our transportation and compression expenses increased to $615,800 in the three months ended June 30, 2003 as compared to $492,800 in the three months ended June 30, 2002, an increase of $123,000 (25%). Our average cost per mcf of transportation and compression was $.12 in the three months ended June 30, 2003 as compared to $.11 in the three months ended June 30, 2002, an increase of $.01 (9%). This increase resulted primarily from an increase in compressor expenses due to increased lease rates and the addition of more compressors in the three months ended June 30, 2003 as compared to the prior year.

         Our general and administrative expenses increased to $546,600 in the three months ended June 30, 2003 as compared to $481,500 in the three months ended June 30, 2002, an increase of $65,100 (14%). This increase resulted from an increase of $200,000 in allocations of compensation and benefits from Atlas and its affiliates due to an increase in management time spent during the three months ended June 30, 2003 on potential acquisitions and our public offering. This increase was partially offset by a decrease in professional fees of $154,300 primarily associated with expenses in the prior year period in connection with our terminated Triton acquisition.

         Our depreciation expense increased to $421,000 in the three months ended June 30, 2003 as compared to $362,300 in the three months ended June 30, 2002, an increase of $58,700 (16%). This increase resulted from the increased asset base associated with pipeline extensions and compressor upgrades.

         Our interest expense increased to $79,000 in the three months ended June 30, 2003 as compared to $45,200 in the three months ended June 30, 2002. This increase of $33,800 (75%) resulted from an increase in amounts outstanding on our credit facility to finance pipeline extensions and an increase in amortization of deferred finance costs in the current period as compared to the prior period due to costs associated with obtaining our new credit facility. In the three months ended June 30, 2003, we repaid all of our existing debt with proceeds from our public offering. This will reduce future interest expense until such time as we have invested the remainder of our offering proceeds and are required to borrow for future growth needs.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

         Revenues. Our transportation and compression revenue increased to $7,653,400 in the six months ended June 30, 2003 from $5,191,300 in the three months ended June 30, 2002. The increase of $2,462,100 (47%) resulted from an increase in the average transportation fees paid to us ($2,130,000) and an increase in the volumes of natural gas we transported ($332,100).

         Our average daily throughput volumes were 52,402 mcf in the six months ended June 30, 2003 as compared to 50,127 mcf in the six months ended June 30, 2002, an increase of 2,275 mcf per day. The increase in the six months ended June 30, 2003 was a result of new wells added to our system. During the six months ended June 30, 2003 we added 153 new wells to our system compared to 112 wells in the prior period.

         Our transportation rates for most of the natural gas produced by Atlas America and its affiliates also have specified minimums. Our average transportation rate was $.81 per mcf in the six months ended June 30, 2003 as compared to $.57 per mcf in the six months ended June 30, 2002, an increase of $.24 per mcf (42%). In the six months ended June 30, 2003, natural gas prices increased significantly over the prior year period. Since, as described above, our transportation rates are generally at fixed percentages of the sale prices of our natural gas, the higher prices resulted in an increase in our average transportation rate.

         Costs and Expenses. Our transportation and compression expenses increased to $1,224,000 in the six months ended June 30, 2003 as compared to $1,004,900 in the six months ended June 30, 2002, an increase of $219,100 (22%). Our average cost per mcf of transportation and compression was $.13 in the six months ended June 30, 2003 as compared to $.11 in the six months ended June 30, 2002, an increase of $.02 (18%). This increase resulted primarily from an increase in compressor expenses due to increased lease rates and the addition of more compressors in the six months ended June 30, 2003 as compared to the prior year.

         Our general and administrative expenses increased to $865,700 in the six months ended June 30, 2003 as compared to $791,500 in the six months ended June 30, 2002, an increase of $74,200 (9%). This increase resulted from an increase of $200,000 in allocations of compensation and benefits from Atlas and its affiliates due to an increase in management time spent during the three months ended June 30, 2003 on potential acquisitions and our public offering, this increase was partially offset by a decrease in professional fees of $140,000 primarily from the payment of fees in the prior year period associated with our terminated Triton acquisition.

         Our depreciation expense increased to $827,700 in the six months ended June 30, 2003 as compared to $707,700 in the six months ended June 30, 2002, an increase of $120,000 (17%). This increase resulted from the increased asset base associated with pipeline extensions and compressor upgrades.

         Our interest expense increased to $162,500 in the six months ended June 30, 2003 as compared to $83,000 in the six months ended June 30, 2002. This increase of $79,500 (96%) resulted from an increase in amounts outstanding on our credit facility to finance pipeline extensions and an increase in amortization of deferred finance costs in the current period as compared to the prior period due to costs associated with obtaining our new credit facility. In the three months ended June 30, 2003, we repaid all of our existing debt with proceeds from our public offering. This will reduce future interest expense until such time as we have invested the remainder of our offering proceeds and are required to borrow for future growth needs.

Liquidity and Capital Resources

         Our primary cash requirements, in addition to normal operating expenses, are for debt service, maintenance capital expenditures, expansion capital expenditures and quarterly distributions to our unitholders and general partner. In addition to cash generated from operations, we have the ability to meet our cash requirements, (other than distributions to our unitholders and general partner) through borrowings under our credit facility. In general, we expect to fund:

         o cash distributions, maintenance capital expenditures and interest payments through existing cash and cash flows from operating activities;

         o expansion capital expenditures and working capital deficits through the retention of cash and additional borrowings; and

         o debt principal payments through additional borrowings as they become due or by the issuance of additional common units.

        At June 30, 2003, we had no outstanding borrowings and $15.0 million of remaining borrowing capacity under our credit facility.

         The following table summarizes our financial condition and liquidity at the dates indicated:

                                                                                            June 30,           December 31,
                                                                                              2003                 2002
                                                                                        -------------        -------------
         Current ratio..............................................................          7.4x                  1.0x
         Working capital............................................................    $ 17,672,400              $56,600
         Ratio of long-term debt to total partners' capital.........................           N/A                  .33x


         During the six months ended June 30, 2003, net cash provided by operations of $5,031,400 was derived from $5,681,800 of income from operations before depreciation and amortization, partially offset by changes in our operating assets and liabilities. Cash flow from operations before depreciation and amortization was $3,334,000 in the six months ended June 30, 2002. The current year increase was principally due to the increase in the average transportation fee we received in the current year as compared to the prior year. During the six months ended June 30, 2002, our accounts payable and accrued liabilities increased as a result of advances from Atlas America and liabilities in connection with expenses associated with the then-pending acquisition of Triton Coal Company, and the subsequent repayment of a substantial portion of those advances and liabilities as we received reimbursements from the sellers following termination of the transaction, including reimbursements in the six months ended June 30, 2003.

         Net cash provided by financing activities was $15,150,600 for the six months ended June 30, 2003, an increase of $17,321,600 from cash used in financing activities of $2,171,000 in the six months ended June 30, 2002. The principal reason for the increase was the completion of our public offering in May 2003, which provided net cash of $17,266,000 after repayment of our outstanding indebtedness.

Capital Expenditures

         Our property and equipment was approximately 52% and 83% of our total consolidated assets at June 30, 2003 and December 31, 2002, respectively. Capital expenditures, other than the acquisitions of pipelines, were $2,154,400 and $2,958,700 for the six months ended June 30, 2003 and 2002, respectively. These capital expenditures principally consisted of costs relating to expansion of our existing gathering systems to accommodate new wells drilled in our service area and compressor upgrades. During the six months ended June 30, 2003, we connected 153 wells to our gathering system. As of June 30, 2003, we are committed to expend approximately $4,000,000 in connection with our decision to purchase our compressors rather than lease them. In addition, we were committed to expend approximately $2,600,000 on pipeline extensions. Our capital expenditures could increase materially if the number of wells connected to our gathering systems in fiscal 2003 increases significantly.

Long-Term Debt

         We increased our credit facility to $15.0 million in March 2003. Our principal purpose in obtaining the increase in the facility was to enable us to fund the expansion of our existing gathering systems and the acquisitions of other gas gathering systems. In May 2003 we used proceeds from our public offering to repay our existing indebtedness of $8,500,000.

Contractual Obligations and Commercial Commitments

         The following table summarizes our contractual obligations and commercial commitments at June 30, 2003:

                                                                                      Payments Due By Period
                                                                 -------------------------------------------------------------

                                                                   Less than          1 - 3             4 - 5        After 5
Contractual cash obligations                         Total          1 Year            Years             Years         Years
----------------------------                      ------------   ------------     -------------    -----------     -----------
Long-term debt...............................     $          -    $         -     $           -    $         -      $        -
Capital lease obligations....................                -              -                 -              -               -
Operating leases.............................          527,900        207,200           171,000        149,700               -
Unconditional purchase obligations...........                -              -                 -              -               -
Other long-term obligations..................                -              -                 -              -               -
                                                  ------------    -----------     -------------    -----------      ----------
Total contractual cash obligations...........     $    527,900    $   207,200     $     171,000    $   149,700      $        -
                                                  ============    ===========     =============    ===========      ==========

         The operating leases represent lease commitments for compressors with varying expiration dates. These commitments are routine and were made in the normal course of our business.

                                                                           Amount of Commitment Expiration Per Period
                                                                                         (in thousands)
                                                                ----------------------------------------------------------------
                                                                  Less than           1 - 3             4 - 5          After 5
   Other commercial commitments:                  Total            1 Year             Years             Years           Years
   -----------------------------               ------------     ------------        ------------      -----------     -----------
   Standby letters of credit................   $         -      $         -        $          -       $        -      $        -
   Guarantees...............................             -                -                   -                -               -
   Standby replacement commitments..........             -                -                   -                -               -
   Other commercial commitments.............     4,000,000        4,000,000                   -                -               -
                                               -----------      -----------        ------------       ----------      ----------
   Total commercial commitments.............   $ 4,000,000      $ 4,000,000        $          -       $        -      $        -
                                               ===========      ===========        ============       ==========      ==========


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

Goodwill

         At June 30, 2003, we had $2.3 million of goodwill, all of which relates to our acquisition of pipeline assets. We test our goodwill for impairment each year. Our test during 2002 resulted in no impairment. We will continue to evaluate our goodwill at least annually and will reflect the impairment of goodwill, if any, in operating income in the income statement in the period in which the impairment is indicated. Our next annual evaluation of goodwill for impairment will be as of December 31, 2003.

Recently Issued Financial Accounting Standards

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The adoption of SFAS 143 as of January 1, 2003 did not have a material impact on results of operations or financial position.

         In May 2002, SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. SFAS 145 rescinds the automatic treatment of gains and losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various corrections to existing pronouncements. The provisions of this statement are effective for financial statements issued by us in 2003. The adoption of SFAS 145 as of January 1, 2003 did not have a material impact on our results of operations or our financial position.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our results of operations or financial position.

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

         We have a $15.0 million revolving credit facility to fund the expansion of our existing gathering systems and the acquisition of other gas gathering systems. The carrying value of our debt was $6,500,000 and the weighted average interest rate was 2.9% at December 31, 2002. We had no amounts drawn on this facility at June 30, 2003.

ITEM 4.       EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         The Chief Executive Officer and Chief Financial Officer of our general partner, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective.

Changes in Internal Controls

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls since the date of the last evaluation of our internal controls.

                           PART II. OTHER INFORMATION


ITEM 6.  Exhibits And Reports On Form 8-K

   (a)    Exhibits:

          3.1   (1) First Amended and Restated Agreement of Limited Partnership


          3.2 (1) Certificate of Limited Partnership of Atlas Pipeline Partners, L.P.

          10.1  (1) Omnibus Agreement

          10.2  (1) Master Natural Gas Gathering Agreement

          31.1  Certification Pursuant to Rule 13a-15(e)/15(d) - 15(e)

          31.2  Certification Pursuant to Rule 13a-15(e)/15(d) - 15(3)

          32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

          32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

-------------------
(1) Previously filed as an exhibit to the Partnership's registration statement on Form S-1, Registration No. 333-85193 and incorporated herein by reference.

         (b) Reports on Form 8K:

         During the quarter ended June 30, 2003, the Partnership filed four current reports on Form 8K as follows:

          o We filed a Form 8-K dated June 18, 2003 regarding the resignation of George Beyer, Jr. from our Managing Board effective June 18, 2003. He cited health concerns for his resignation.

          o We filed a Form 8-K dated May 5, 2003 in connection with our underwriting agreement with regard to our public offering of up to 1,092,500 common units.

          o We filed a Form 8-K dated April 29, 2003 regarding the volume of natural gas transported through our gathering systems.

          o We filed a Form 8-K dated April 23, 2003 regarding our earnings for the quarter ended March 31, 2003.

                                   SIGNATURES


                          ATLAS PIPELINE PARTNERS, L.P.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               By: Atlas Pipeline Partners GP, LLC, its General Partner

Date:  August 13, 2003         By:  /s/ Edward E. Cohen
                                    ---------------------------
                                    EDWARD E. COHEN
                                    Chairman of the Managing Board of the
                                    General Partner
                                    (Chief Executive Officer of the General
                                    Partner)


Date:  August 13, 2003         By:  /s/ Steven J. Kessler
                                    ---------------------------
                                    STEVEN J. KESSLER
                                    Chief Financial Officer of the General
                                    Partner

Date:  August 13, 2003         By:  /s/ Michael L. Staines
                                    ---------------------------
                                    MICHAEL L. STAINES
                                    President, Chief Operating Officer,
                                    Secretary and Managing Board Member of the
                                    General Partner

Date:  August 13, 2003         By:  /s/ NANCY J. McGURK
                                    -------------------
                                    Chief Accounting Officer of the General
                                    Partner