Form 10-Q
period 2003-09-30
ATLAS PIPELINE PARTNERS LP
filed 2003-11-12
CIK 1092914

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

PART I.       FINANCIAL INFORMATION                                                                                    PAGE
                                                                                                                       ----
Item 1.       Financial Statements

              Consolidated Balance Sheets as of September 30, 2003 (Unaudited) and December 31, 2002................      2

              Consolidated Statements of Income for the Three and Nine Months Ended
                September 30, 2003 and 2002 (Unaudited).............................................................      3

              Consolidated Statement of Partners' Capital (Unaudited) for the Nine Months
                Ended September 30, 2003............................................................................      4

              Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and
                 2002 (Unaudited)...................................................................................      5

              Notes to Consolidated Financial Statements - September 30, 2003 (Unaudited)........................... 6 - 10

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.................11 - 18

Item 3.       Quantitative and Qualitative Disclosures About Market Risk............................................     19

Item 4.       Evaluation of Disclosure Controls and Procedures......................................................     19

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K......................................................................     20

SIGNATURES..........................................................................................................     21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         September 30,       December 31,
                                                                                             2003                2002
                                                                                        -------------       -------------
                                                                                          (Unaudited)
                  ASSETS
Current assets:
   Cash and cash equivalents........................................................    $    20,097,500      $    1,858,600
   Accounts receivable..............................................................                  -             500,000
   Prepaid expenses.................................................................             81,400              26,800
                                                                                        ---------------      --------------
     Total current assets...........................................................         20,178,900           2,385,400

Property and equipment:
   Gas gathering and transmission facilities........................................         33,527,000          29,384,000
   Less-accumulated depreciation....................................................         (6,885,400)         (5,619,600)
                                                                                        ----------------     --------------
     Net property and equipment.....................................................         26,641,600          23,764,400

Goodwill (net of accumulated amortization of $285,300)..............................          2,304,600           2,304,600

Other assets (net of accumulated amortization of $86,000 and $0)....................          1,707,000              60,900
                                                                                        ---------------      --------------
                                                                                        $    50,832,100      $   28,515,300
                                                                                        ===============      ==============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current liabilities:
   Accounts payable and accrued liabilities.........................................    $       971,700      $      107,800
   Accounts payable-affiliates......................................................          1,885,000             347,200
   Distribution payable.............................................................          3,029,200           1,873,800
                                                                                        ---------------      --------------
     Total current liabilities......................................................          5,885,900           2,328,800

Long-term debt......................................................................                  -           6,500,000

Partners' capital:
   Common unitholders, 2,713,659 and 1,621,159 units outstanding....................         43,976,100          19,163,500
   Subordinated unitholder, 1,641,026 units outstanding.............................            611,100             683,700
   General partner..................................................................            359,000            (160,700)
                                                                                        ---------------      --------------
     Total partners' capital........................................................         44,946,200          19,686,500
                                                                                        ---------------      --------------
                                                                                        $    50,832,100      $   28,515,300
                                                                                        ===============      ==============

           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                      Three Months Ended                Nine Months Ended
                                                                         September 30,                    September 30,
                                                                -----------------------------  -------------------------------
                                                                     2003             2002           2003             2002
                                                                -------------   -------------  --------------  ---------------
REVENUES:
Transportation and compression................................  $   4,162,600   $   2,666,100  $   11,816,000  $     7,857,400
Interest and other income.....................................         36,400             700          60,800            5,100
                                                                -------------   -------------  --------------  ---------------
                                                                    4,199,000       2,666,800      11,876,800        7,862,500
COST AND EXPENSES:
Transportation and compression................................        606,900         475,900       1,830,900        1,480,800
General and administrative....................................        435,300         366,500       1,301,000        1,158,000
Depreciation and amortization.................................        438,100         376,000       1,265,800        1,083,700
Interest......................................................         50,100          57,000         212,600          140,000
                                                                -------------   -------------  --------------  ---------------
                                                                    1,530,400       1,275,400       4,610,300        3,862,500
                                                                -------------   -------------  --------------  ---------------

Net income....................................................  $   2,668,600   $   1,391,400  $    7,266,500  $     4,000,000
                                                                =============   =============  ==============  ===============

Net income - limited partners.................................  $   2,351,600   $   1,290,200  $    6,610,800  $     3,725,400
                                                                =============   =============  ==============  ===============
Net income - general partners.................................  $     317,000   $     101,200  $      655,700  $       274,600
                                                                =============   =============  ==============  ===============

Basic and diluted net income per limited partner unit.........  $         .54   $         .40  $         1.72  $          1.14
                                                                =============   =============  ==============  ===============

Weighted average limited partner units outstanding............      4,354,685       3,262,185       3,854,456        3,262,185
                                                                =============   =============  ==============  ===============

           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (Unaudited)

                                             Number of Limited
                                               Partner Units                       Capital (Deficit)                    Total
                                       ---------------------------   --------------------------------------------      Partners'
                                          Common      Subordinated      Common      Subordinated  General Partner  Capital (Deficit)
                                       ------------   ------------   ------------   ------------  ---------------  -----------------
Balance at January 1, 2003.............   1,621,159     1,641,026    $ 19,163,500   $    683,700    $ (160,700)     $   19,686,500
Issuance of common units, net of
  offering costs.......................   1,092,500             -      25,181,600              -             -          25,181,600
Capital contribution...................           -             -               -              -       538,500             538,500
Distributions to partners..............           -             -      (2,481,700)    (1,870,800)     (345,200)         (4,697,700)
Distributions payable..................           -             -      (1,682,500)    (1,017,400)     (329,300)         (3,029,200)
Net income.............................           -             -       3,795,200      2,815,600       655,700           7,266,500
                                       ------------    ----------    ------------   ------------    ----------      --------------
Balance at September 30, 2003..........   2,713,659     1,641,026    $ 43,976,100   $    611,100    $  359,000      $   44,946,200
                                       ============    ==========    ============   ============    ==========      ==============

           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                                                               2003                2002
                                                                                          --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..........................................................................      $    7,266,500      $   4,000,000
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation.....................................................................           1,265,800          1,083,700
   Amortization of deferred finance costs...........................................              86,000             28,900
Changes in operating assets and liabilities:
   Decrease in accounts receivable and prepaid expenses.............................             445,400            621,600
   Increase in accounts payable and accrued liabilities.............................           2,401,700            152,800
                                                                                          --------------      -------------
     Net cash provided by operating activities......................................          11,465,400          5,887,000
                                                                                          --------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of gathering systems...................................................                   -           (165,000)
Capital expenditures................................................................          (4,143,000)        (3,787,300)
Increase in other assets............................................................            (868,300)                 -
                                                                                        ----------------      -------------
     Net cash used in investing activities..........................................          (5,011,300)        (3,952,300)
                                                                                        -----------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit facility..........................................           2,000,000          3,515,800
Repayments of revolving credit facility.............................................          (8,500,000)                 -
Capital contributions...............................................................             538,500                  -
Issuance of common units, net of offering costs.....................................          25,181,600                  -
Distributions paid to partners......................................................          (6,571,500)        (5,687,300)
(Increase) decrease in other assets.................................................            (863,800)            10,000
                                                                                        ----------------      -------------
     Net cash provided by (used in) financing activities............................          11,784,800         (2,161,500)
                                                                                        ----------------      -------------

Increase (decrease) in cash and cash equivalents....................................          18,238,900           (226,800)
Cash and cash equivalents, beginning of period......................................           1,858,600          2,162,200
                                                                                        ----------------      -------------
Cash and cash equivalents, end of period............................................    $     20,097,500      $   1,935,400
                                                                                        ================      =============

           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements of the Partnership and its wholly-owned subsidiaries as of September 30, 2003 and for the three month and nine month periods ended September 30, 2003 and 2002 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the nine months ended September 30, 2003 may not necessarily be indicative of the results of operations for the full year ending December 31, 2003.

         Certain reclassifications have been made to the consolidated financial statements for the three month and nine month periods ended September 30, 2002 to conform to the presentation for the three month and nine month periods ended September 30, 2003.

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

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2003
                                   (Unaudited)

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

Supplemental Disclosure of Cash Flow Information

         Information for the nine months ended September 30, 2003 and 2002, respectively, is as follows:

                                               2003             2002
                                          -------------     -------------
Cash paid for:
     Interest..........................   $     126,500     $      83,600
                                          =============     =============

Goodwill

         Goodwill is evaluated for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142. As of January 1, 2002, the date of adoption, the Partnership had unamortized goodwill in the amount of $2.3 million. In 2002, the Partnership completed the transitional and annual impairment tests required by SFAS 142, which involved the use of estimates related to the fair market value of the business operations associated with the goodwill. These tests did not indicate an impairment loss. The Partnership will continue to evaluate its goodwill at least annually and will reflect the impairment of goodwill, if any, in operating income in the income statement in the period in which the impairment is indicated. The Partnership will perform its annual impairment evaluation at year-end.

Concentration of Credit Risk

         Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash. The Partnership places its temporary cash investments in high quality short-term money market instruments and deposits with high quality financial institutions. At September 30, 2003, the Partnership and its subsidiaries had $20.1 million in deposits at one bank, of which $19.7 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

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

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2003
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

New Accounting Standards - (Continued)

         In April 2002, SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. SFAS 145 rescinds the automatic treatment of gains and losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various corrections to existing pronouncements. The provisions of this statement are effective for financial statements issued by the Partnership in 2003. The adoption of SFAS 145 as of January 1, 2003 did not have a material impact on the Partnership's results of operations or its financial position.

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

NOTE 3 - DISTRIBUTION DECLARED

         The Partnership will generally make quarterly cash distributions of substantially all of its available cash, defined generally as cash on hand at the end of the quarter less cash reserves deemed appropriate to provide for future operating costs and potential acquisitions.

         On September 20, 2003, the Partnership declared a cash distribution of $.62 per unit on its outstanding common units and subordinated units. The distribution represents the available cash flow for the three months ended September 30, 2003. The $3,029,200 distribution, which includes a distribution of $329,300 to the general partner, will be paid on November 7, 2003 to unitholders of record on September 30, 2003.

         Available cash is initially distributed 98% to our limited partners and 2% to our general partner. These distribution percentages are modified to provide for incentive distributions to be paid to our general partner in the event that quarterly distributions to unitholders exceed certain specified targets. Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate amount of cash being distributed. The general partner's incentive distribution for the distributions that we declared for the three months and nine months ended September 30, 2003 was $268,600 and $519,400, respectively. The general partner's incentive distribution for the distributions that we declared for the three months and nine months ended September 30, 2002 was $74,600 and $198,100, respectively.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2003
                                   (Unaudited)

NOTE 4 - CREDIT FACILITY

         In September 2003, the Partnership amended and increased its credit facility from $15.0 million to $20.0 million. Borrowings under the facility are secured by a lien on and security interest in all the property of the Partnership and its subsidiaries, including pledges by the Partnership of the issued and outstanding equity interests in its subsidiaries. Up to $3.0 million of the facility may be used for standby letters of credit. No such letters of credit have been issued under the facility. The revolving credit facility has a term ending in December 2005 and bears interest at one of two rates, elected at the Partnership's option:

         o    the base rate plus the applicable margin; or

         o    the adjusted LIBOR rate plus the applicable margin.

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

         o where the Partnership's leverage ratio is greater than 2.5 but less than or equal to 3.0, the applicable margin is 0.50% for base rate loans and 2.00% for LIBOR loans; and

         o where the Partnership's leverage ratio is greater than 3.0, the applicable margin is 0.75% for base rate loans and 2.50% for LIBOR loans.

         At September 30, 2003, there were no outstanding borrowings under this credit facility.

         The credit facility requires the Partnership to maintain specified net worth and specified ratios of current assets to current liabilities and debt to EBITDA, and requires it to maintain a specified interest coverage ratio. At September 30, 2003, the Partnership was in compliance with all of the financial covenants.

NOTE 5 - PUBLIC OFFERING OF COMMON UNITS

         In May 2003, the Partnership completed a public offering of 1,092,500 common units of limited partner interest. The net proceeds after underwriting discounts and commissions were approximately $25.2 million. These proceeds were used in part to repay existing indebtedness of $8.5 million. The Partnership intends to use the balance of these proceeds to fund future capital projects and for working capital.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2003
                                   (Unaudited)

NOTE 6 - PENDING ACQUISITION

         In September 2003, the Partnership entered into a purchase and sale agreement with SEMCO Energy, Inc. ("SEMCO") pursuant to which the Partnership or its designee will purchase all of the outstanding equity of SEMCO's wholly-owned subsidiary, Alaska Pipeline Company, which owns an intrastate natural gas transmission pipeline that delivers gas to metropolitan Anchorage (the "Acquisition"). The total consideration, payable in cash at closing, will be approximately $95.0 million, subject to an adjustment based on the amount of working capital that Alaska Pipeline has at closing.

         Consummation of the Acquisition is subject to a number of conditions, including receipt of governmental and non-governmental consents and approvals and the absence of a material adverse change in Alaska Pipeline's business. Among the required governmental authorizations are approval of the Regulatory Commission of Alaska and expiration, without adverse action, of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The purchase and sale agreement may be terminated by either the Partnership or SEMCO if the transaction is not consummated by June 16, 2004. The purchase and sale agreement contains customary representations, warranties and indemnifications.

         As part of the Acquisition, at closing, Alaska Pipeline and ENSTAR Natural Gas Company ("ENSTAR"), a division of SEMCO which conducts its gas distribution business in Alaska, will enter into a Special Contract for Gas Transportation pursuant to which ENSTAR will pay a reservation fee for use of all of the pipeline's transportation capacity of $943,000 per month, plus $.075 per thousand cubic feet, or mcf, of gas transported, for 10 years. During 2002, total gas volumes transported on the Alaska Pipeline system averaged 130,000 mcf per day. SEMCO will execute a gas transmission agreement with Alaska Pipeline pursuant to which SEMCO will be obligated to make up any difference if the Regulatory Commission of Alaska reduces the transportation rates payable by ENSTAR pursuant to the Special Contract.

         Further, Alaska Pipeline will enter into an Operation and Maintenance and Administrative Services Agreement with ENSTAR under which ENSTAR will continue to operate and maintain the pipeline for at least 5 years for a fee of $334,000 per month for the first three years. Thereafter, ENSTAR's fee will be adjusted for inflation.

         The Partnership has received a commitment from Friedman, Billings, Ramsey Group, Inc. ("FBR") to make a $25 million preferred equity investment in a special purpose vehicle (the "SPV"), to be jointly owned and controlled by FBR and the Partnership, which entity will be the acquirer of Alaska Pipeline. Under the terms of the FBR commitment, the Partnership will have the right, during the 18 months following the closing of the Acquisition, to purchase FBR's preferred equity interest in the SPV at FBR's original cost plus accrued and unpaid preferred distributions and a premium. If the Partnership does not purchase FBR's interest, FBR has the right to require Resource America, the parent of the Partnership's general partner, to purchase this interest. Resource America will then have the right to require the Partnership to purchase the equity interest from it. The Partnership intends to make a $24.0 million common equity investment in the SPV which the Partnership will fund in part through its existing $20.0 million credit facility. The SPV has received a commitment from Wachovia Bank, National Association and Wachovia Capital Markets, LLC for a $50 million credit facility to partially finance the Acquisition. Up to $25 million of borrowings under the facility will be secured by a lien on and security interest in all of the SPV's property. In addition, upon the earlier to occur of the termination of the Partnership's subordination period or the amendment of the restrictions in the partnership agreement on the Partnership's incurrence of debt, the Partnership will guarantee all borrowings under the facility, securing the guarantee with a pledge of its interest in the SPV.

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

Results of Operations

         In the three months and nine months ended September 30, 2003 and 2002, our principal revenues came from the operation of our pipeline gathering systems that transport and compress natural gas. Two variables that affect our transportation revenues are:

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

         We set forth the average volumes we transported, our average transportation rates per mcf and revenues received by us for the periods indicated in the following table:

                                                                     Three Months Ended              Nine Months Ended
                                                                       September 30,                    September 30,
                                                                -----------------------------  -------------------------------
                                                                     2003            2002            2003             2002
                                                                -------------   -------------  --------------   --------------
Average daily throughput volumes (mcf)........................         54,609          51,264          53,146           50,510
                                                                =============   =============  ==============   ==============

Average transportation rate (per mcf).........................  $         .83   $        .57   $          .81   $          .57
                                                                =============   ============   ==============   ==============

Total transportation and compression revenues.................  $   4,162,600   $   2,666,100  $   11,816,000   $    7,857,400
                                                                =============   =============  ==============   ==============

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

         Revenues. Our transportation and compression revenue increased to $4,162,600 in the three months ended September 30, 2003 from $2,666,100 in the three months ended September 30, 2002. The increase of $1,496,500 (56%) resulted from an increase in the average transportation rate paid to us ($1,241,400) and an increase in the volumes of natural gas we transported ($255,100).

         Our transportation rates are primarily at fixed percentages of the sales price of natural gas transported. Our transportation rates for most of the natural gas produced by Atlas America and its affiliates also have specified minimums. Our average transportation rate was $.83 per mcf in the three months ended September 30, 2003 as compared to $.57 per mcf in the three months ended September 30, 2002, an increase of $.26 per mcf (46%). In the three months ended September 30, 2003, natural gas prices increased significantly over the prior year period. As a result, our average transportation rate increased.

         Our average daily throughput volumes were 54,609 mcf in the three months ended September 30, 2003 as compared to 51,264 mcf in the three months ended September 30, 2002, an increase of 3,345 (7%) mcf per day. The increase in the three months ended September 30, 2003 was a result of new wells added to our system. During the three months and twelve months ended September 30, 2003 we added 44 and 240 new wells, respectively, to our system as compared to 40 and 202 wells added in the prior similar periods.

         Costs and Expenses. Our transportation and compression expenses increased to $606,900 in the three months ended September 30, 2003 as compared to $475,900 in the three months ended September 30, 2002, an increase of $131,000 (28%). Our average cost per mcf of transportation and compression was $.12 in the three months ended September 30, 2003 as compared to $.10 in the three months ended September 30, 2002, an increase of $.02 (20%). This increase resulted primarily from an increase in compressor expenses due to the addition of more compressors and increased lease rates for our compressors in the three months ended September 30, 2003 as compared to the prior year. We are in the process of purchasing several compressors, which we anticipate will reduce future compressor expenses on a per mcf basis.

         Our general and administrative expenses increased to $435,300 in the three months ended September 30, 2003 as compared to $366,500 in the three months ended September 30, 2002, an increase of $68,800 (19%). This increase resulted from an increase of $200,000 in allocations of compensation and benefits from Atlas America and its affiliates due to an increase in management time spent during the three months ended September 30, 2003 on our pending acquisition of Alaska Pipeline Company. This increase was largely offset by a decrease in professional fees which, in the prior period, had been at higher than normal levels due to costs associated with the proposed acquisition of Triton Coal Company.

         Our depreciation expense increased to $438,100 in the three months ended September 30, 2003 as compared to $376,000 in the three months ended September 30, 2002, an increase of $62,100 (17%). This increase resulted from the increased asset base associated with pipeline extensions and compressor upgrades.

         Our interest expense decreased to $50,100 in the three months ended September 30, 2003 as compared to $57,000 in the three months ended September 30, 2002. This decrease of $6,900 (12%) resulted from decreased borrowings in the three months ended September 30, 2003 because in the three months ended June 30, 2003 we repaid all of our existing debt with proceeds from our public offering. Our interest expense in the three months ended September 30, 2003 consisted of commitment fees on amounts not drawn on our credit facility and amortization of our debt issuance costs.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

         Revenues. Our transportation and compression revenue increased to $11,816,000 in the nine months ended September 30, 2003 from $7,857,400 in the nine months ended September 30, 2002. The increase of $3,958,600 (50%) resulted from an increase in the average transportation rate paid to us ($3,372,600) and an increase in the volumes of natural gas we transported ($586,000).

         Our average transportation rate was $.81 per mcf in the nine months ended September 30, 2003 as compared to $.57 per mcf in the nine months ended September 30, 2002, an increase of $.24 per mcf (42%). In the nine months ended September 30, 2003, natural gas prices increased significantly over the prior year period. Since our transportation rates are generally at fixed percentages of the sale prices of our natural gas, the higher prices resulted in an increase in our average transportation rate.

         Our average daily throughput volumes were 53,146 mcf in the nine months ended September 30, 2003 as compared to 50,510 mcf in the nine months ended September 30, 2002, an increase of 2,636 (5%) mcf per day. The increase in the nine months ended September 30, 2003 was a result of new wells added to our system. During the nine and twelve months ended September 30, 2003 we added 197 and 240, respectively, new wells to our system compared to 152 and 202 wells in the prior period.

         Costs and Expenses. Our transportation and compression expenses increased to $1,830,900 in the nine months ended September 30, 2003 as compared to $1,480,800 in the nine months ended September 30, 2002, an increase of $350,100 (24%). Our average cost per mcf of transportation and compression was $.13 in the nine months ended September 30, 2003 as compared to $.11 in the nine months ended September 30, 2002, an increase of $.02 (18%). This increase resulted primarily from an increase in compressor expenses due to the addition of more compressors and increased lease rates for our compressors in the nine months ended September 30, 2003 as compared to the prior year. We are in the process of purchasing several compressors, which we which we anticipate will reduce future compressor expenses on a per mcf basis.

         Our general and administrative expenses increased to $1,301,000 in the nine months ended September 30, 2003 as compared to $1,158,000 in the nine months ended September 30, 2002, an increase of $143,000 (12%). This increase resulted from an increase of $400,000 in allocations of compensation and benefits from Atlas America and its affiliates due to an increase in management time spent during the period on potential acquisitions and our public offering. This increase was largely offset by a decrease in professional fees which, in the prior period, had been at higher than normal levels due to costs associated with the proposed acquisition of Triton Coal Company.

         Our depreciation expense increased to $1,265,800 in the nine months ended September 30, 2003 as compared to $1,083,700 in the nine months ended September 30, 2002, an increase of $182,100 (17%). This increase resulted from the increased asset base associated with pipeline extensions and compressor upgrades.

         Our interest expense increased to $212,600 in the nine months ended September 30, 2003 as compared to $140,000 in the nine months ended September 30, 2002. This increase of $72,600 (52%) resulted from an increase in amounts outstanding on our credit facility to finance pipeline extensions and an increase in amortization of deferred finance costs in the current period as compared to the prior period due to costs associated with obtaining our new credit facility. In the three months ended June 30, 2003, we repaid all of our existing debt with proceeds from our public offering.

Liquidity and Capital Resources

         Our primary cash requirements, in addition to normal operating expenses, are for debt service, maintenance capital expenditures, expansion capital expenditures and quarterly distributions to our unitholders and general partner. In addition to cash generated from operations, we have the ability to meet our cash requirements, (other than distributions to our unitholders and general partner) through borrowings under our credit facility or the issuance of additional common units. In general, we expect to fund:

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

         In September 2003 we entered into an agreement to purchase Alaska Pipeline Company, subject to certain conditions, principally the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and the approval of the Regulatory Commission of Alaska. We discuss this transaction and its potential effects on our liquidity and capital resources in "Pending Acquisition."

         At September 30, 2003, we had no outstanding borrowings and $20.0 million of remaining borrowing capacity under our credit facility.

         The following table summarizes our financial condition and liquidity at the dates indicated:

                                                                                         September 30,         December 31,
                                                                                              2003                 2002
                                                                                        -------------        -------------
         Current ratio..............................................................          3.4x                1.0x
         Working capital............................................................    $ 14,293,000            $ 56,600
         Ratio of long-term debt to total partners' capital.........................           N/A                .33x

         During the nine months ended September 30, 2003, net cash provided by operations of $11,465,400 was derived from $8,618,300 of income from operations before depreciation and amortization and changes in our operating assets and liabilities. Cash flow from operations before depreciation and amortization was $5,112,600 in the nine months ended September 30, 2002. The current period increase was principally due to the increase in the average transportation rate we received in the current year as compared to the prior period. During the nine months ended September 30, 2003, our accounts payable and accrued liabilities increased as a result of advances from Atlas America and liabilities in connection with expenses associated with the pending acquisition of Alaska Pipeline Company.

         Net cash used in investing activities was $5,011,300 for the nine months ended September 30, 2003, an increase of $1,059,000 from $3,952,300 in the nine months ended September 30, 2002. The principal reason for this increase was an increase in expenditures related to transaction costs associated with our pending acquisition.

         Net cash provided by financing activities was $11,784,800 for the nine months ended September 30, 2003, an increase of $13,946,300 from cash used in financing activities of $2,161,500 in the nine months ended September 30, 2002. The principal reason for the increase was the completion of our public offering in May 2003, which provided net cash of $17,220,100 after repayment of our outstanding indebtedness. Offsetting this increase was an increase in distributions and cash spent on other assets as a result of financing costs associated with obtaining a new credit facility.

Capital Expenditures

         Our property and equipment was approximately 52% and 83% of our total consolidated assets at September 30, 2003 and December 31, 2002, respectively. Capital expenditures, other than the acquisitions of pipelines, were $4,143,000 and $3,787,300 for the nine months ended September 30, 2003 and 2002, respectively. These capital expenditures principally consisted of costs relating to expansion of our existing gathering systems to accommodate new wells drilled in our service area and compressor upgrades. During the nine months ended September 30, 2003, we connected 197 new wells to our gathering system. As of September 30, 2003, we were committed to expend approximately $2,790,000 in connection with our decision to purchase our compressors rather than lease them and approximately $2,363,000 on pipeline extensions. In addition, we anticipate capital expenditures in 2004 for maintenance and expansion associated with Alaska Pipeline Company, our pending acquisition, to total $5,200,000. Our capital expenditures could increase materially if the number of wells connected to our gathering systems increases significantly.

Pending Acquisition

         As described in Note 6 to our consolidated financial statements, we have agreed to acquire Alaska Pipeline Company for $95.0 million. We anticipate expenses in connection with the transaction will be approximately $4.0 million. The acquisition is contingent upon the satisfaction of certain conditions, principally approval of the transaction by the Regulatory Commission of Alaska and the expiration of waiting periods under the Hart Scott Rodino Antitrust Improvements Act. If, as we believe will be the case, we obtain these approvals and consummate the transaction, we intend to fund the acquisition price and expenses as follows:

         o We will borrow all of the $20.0 million available under our existing credit facility. We will use this amount, plus $4.0 million of working capital, to make a common equity contribution to APC Acquisition, LLC, a newly-formed entity that will acquire Alaska Pipeline Company.

         o Friedman, Billings, Ramsey Group, Inc. has committed to make a $25.0 million preferred equity contribution in APC Acquisition.

         o APC Acquisition has received a commitment for a $50.0 million credit facility to be administered by Wachovia Bank. It will borrow $50.0 million under this facility.

         We may seek to replace or repay the equity financing from Friedman, Billings, Ramsey Group and some portion of either or both of the Wachovia Bank credit facilities with equity capital obtained through an offering of our common units. If we determine not to make an offering of our common units or seek other alternative financing, the debt and preferred equity financings will remain in place. Although the continuation of these financings will reduce our capacity for further borrowing and reduce the amount of cash from operations that would otherwise be available to us from the combination of our operations with those of Alaska Pipeline Company, we believe that our remaining liquidity and capital resources would be more than sufficient to meet our post-acquisition operational needs.

Long-Term Debt

         We increased our credit facility to $20.0 million in September 2003. Our principal purpose in obtaining the increase in the facility was to enable us to fund our pending acquisition of Alaska Pipeline Company and acquisitions of other gas gathering systems. In May 2003 we used proceeds from our public offering to repay our existing indebtedness of $8,500,000.

Contractual Obligations and Commercial Commitments

         The following table summarizes our contractual obligations and commercial commitments at September 30, 2003:

                                                                                    Payments Due By Period
                                                                 --------------------------------------------------------------
                                                                  Less than          1 - 3            4 - 5          After 5
Contractual cash obligations                         Total          1 Year           Years            Years           Years
----------------------------                      ------------    -----------     -------------    -----------      ----------
Long-term debt...............................     $          -    $         -     $           -    $         -      $        -
Capital lease obligations....................                -              -                 -              -               -
Operating leases.............................          451,600        209,400           171,000         71,200               -
Unconditional purchase obligations...........                -              -                 -              -               -
Other long-term obligations..................                -              -                 -              -               -
                                                  ------------    -----------     -------------    -----------      ----------
Total contractual cash obligations...........     $    451,600    $   209,400     $     171,000    $    71,200      $        -
                                                  ============    ===========     =============    ===========      ==========

         The operating leases represent lease commitments for compressors with varying expiration dates. These commitments are routine and were made in the normal course of our business.

                                                                           Amount of Commitment Expiration Per Period
                                                                                         (in thousands)
                                                                 --------------------------------------------------------------
                                                                  Less than          1 - 3            4 - 5          After 5
Other commercial commitments:                         Total          1 Year           Years            Years           Years
----------------------------                      ------------    -----------     -------------    -----------      ----------
Standby letters of credit................          $         -    $          -    $          -      $        -      $        -
Guarantees...............................                    -               -               -               -               -
Standby replacement commitments..........                    -               -               -               -               -
Other commercial commitments.............            5,153,000       5,153,000               -               -               -
                                                   -----------    ------------    ------------      ----------      ----------
Total commercial commitments.............          $ 5,153,000    $  5,153,000    $          -      $        -      $        -
                                                   ===========    ============    ============      ==========      ==========

         Other commercial commitments relate to commitments to purchase our compressors rather than lease them and expenditures for pipeline extensions.

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

Impairment of Assets

         In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we determine if our long-lived assets are impaired by comparing the carrying amount of an asset or group of assets with the estimated future cash flows associated with such asset or group of assets. If the carrying amount is greater than the estimated future cash flows, an impairment loss is recognized in the amount of the excess, if any, of such carrying amount over the fair value of the asset or group of assets.

Goodwill

         At September 30, 2003, we had $2.3 million of goodwill, all of which relates to our acquisition of pipeline assets. We test our goodwill for impairment each year. Our test during 2002 resulted in no impairment. We will continue to evaluate our goodwill at least annually and will reflect the impairment of goodwill, if any, in operating income in the income statement in the period in which the impairment is indicated. Our next annual evaluation of goodwill for impairment will be as of December 31, 2003.

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

         In April 2002, SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. SFAS 145 rescinds the automatic treatment of gains and losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various corrections to existing pronouncements. The provisions of this statement are effective for financial statements issued by us in 2003. The adoption of SFAS 145 as of January 1, 2003 did not have a material impact on our results of operations or our financial position.

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

         We have a $20.0 million revolving credit facility to fund the expansion of our existing gathering systems and the acquisition of other gas gathering systems. We had no amounts drawn on this facility at September 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

         We have carried out an evaluation, under the supervision of the chief executive officer and chief financial officer of our general partner, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of that evaluation, the chief executive officer and chief financial officer of our general partner concluded that our disclosure controls and procedures are effective.

                           PART II. OTHER INFORMATION


ITEM 6.  Exhibits and Reports On Form 8-K

    (a)   Exhibits:
           2.1 Purchase and Sale Agreement dated September 16, 2003 between Atlas Pipeline Partners, L.P. and SEMCO Energy, Inc. (1)
           3.1 Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Partners, L.P. (2)
           3.2 Certificate of Limited Partnership of Atlas Pipeline Partners, L.P. (2)
           4.1      Common unit certificate (2)
          10.1 Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Operating Partnership, L.P. dated February 2, 2002. (2)
          10.2 Omnibus Agreement among Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, L.P., Atlas America, Inc., Resource Energy Inc. and Viking Resources Corporation dated February 2, 2000. (2)
          10.3 Master Natural Gas Agreement among Atlas Pipeline Partners, L.P., Atlas Operating Pipeline Partnership, L.P., Atlas America, Inc., Resource Energy, Inc. and Viking Resources Corporation dated February 2, 2002. (2)
          10.4 Credit Agreement among Atlas Pipeline Partners, L.P., Wachovia Bank, National Association and certain subsidiaries of Atlas Pipeline Partners, L.P. as guarantors dated December 27, 2002. (3)
          10.4(a)   First Amendment to Credit Agreement, dated January 30,
                    2003. (3)
          10.4(b)   Second Amendment to Credit Agreement, dated March 28,
                    2003. (3)
          10.4(c)   Third Amendment to Credit Agreement, dated September 15,
                    2003.
          10.5 Natural Gas Gathering Agreement among Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, L.P., Atlas Resources, Inc., Atlas Energy Group, Inc., Atlas Noble Corp., Resource Energy, Inc. and Viking Resources Corporation dated January 1, 2002. (3)
          31.1      Rule 13a-14(a) - 15d - 14(a) Certification
          31.2      Rule 13a-14(a) - 15d - 14(a) Certification
          32.1      Section 1350 Certification
          32.2      Section 1350 Certification

---------------
(1) Files previously as an exhibit to our current report on Form 8-K dated September 16, 2003 and by this reference incorporated herein.
(2) Filed previously as an exhibit to our Registration Statement on Form S-1 (Registration No. 333-85193) and by this reference incorporated herein.
(3) Filed previously as an exhibit to our annual report on Form 10-K for the year ended December 31, 2002 and by this reference incorporated herein.

    (b)   Reports on Form 8-K:
          During the quarter ended September 30, 2003, the Partnership filed a current report on Form 8-K dated September 16, 2003 under Item 5 regarding entering into a purchase and sale agreement with SEMCO Energy, Inc. to acquire all the outstanding equity of Alaska Pipeline Company.

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

                                            By: Atlas Pipeline Partners GP, LLC, its General Partner

Date:  December 12, 2003                    By:  /s/ Edward E. Cohen
                                                 ---------------------------
                                                 EDWARD E. COHEN
                                                 Chairman of the Managing Board of the General Partner
                                                 (Chief Executive Officer of the General Partner)


Date:  December 12, 2003                    By:  /s/ Steven J. Kessler
                                                 ---------------------------
                                                 STEVEN J. KESSLER
                                                 Chief Financial Officer of the General Partner

Date:  December 12, 2003                    By:  /s/ Michael L. Staines
                                                 ---------------------------
                                                 MICHAEL L. STAINES
                                                 President, Chief Operating Officer,
                                                 Secretary and Managing Board Member of the General Partner

Date:  December 12, 2003                    By:  /s/ NANCY J. McGURK
                                                 -------------------
                                                 Chief Accounting Officer of the General Partner