Form 10-K
period 2003-12-31
ATLAS PIPELINE PARTNERS LP
filed 2004-03-01
CIK 1092914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
                      [X] ANNUAL REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

                                       N/A
                            ------------------------
                                 Title of class

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) of the Act. Yes [X] No [ ]

         The aggregate market value of the equity securities held by non-affiliates of the registrant, based on the closing price on June 30, 2003 was approximately $81.6 million.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                                                                                              Page
                                                                                                              ----

PART I
     Item 1:    Business..................................................................................   3 - 15
     Item 2:    Properties................................................................................       16
     Item 3:    Legal Proceedings.........................................................................       16
     Item 4:    Submission of Matters to a Vote of Security Holders.......................................       16

PART II
     Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters.....................  17 - 18
     Item 6:    Selected Financial Data...................................................................  18 - 19
     Item 7:    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.............................................................  20 - 28
     Item 7A:   Quantitative and Qualitative Disclosures About Market Risk................................       29
     Item 8:    Financial Statements and Supplementary Data...............................................  30 - 44
     Item 9:    Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure................................................       45
     Item 9A:   Controls and Procedures...................................................................       45

PART III
     Item 10:   Directors and Executive Officers of the Registrant........................................  46 - 49
     Item 11:   Executive Compensation....................................................................       50
     Item 12:   Security Ownership of Certain Beneficial Owners and Management............................       51
     Item 13:   Certain Relationships and Related Transactions............................................  51 - 52
     Item 14:   Principal Accountant Fees and Services....................................................       52

PART IV
     Item 15:   Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................       53

SIGNATURES................................................................................................       54

                                     PART I
ITEM 1.   BUSINESS

         THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING EVENTS AND FINANCIAL TRENDS WHICH MAY AFFECT OUR FUTURE OPERATING RESULTS AND FINANCIAL POSITION. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS AND FINANCIAL POSITION TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE FLUCTUATIONS IN THE MARKET FOR NATURAL GAS FROM WHICH OUR REVENUES ARE DERIVED, PRODUCTION DECLINES FROM WELLS SERVICED BY OUR GATHERING SYSTEMS, REDUCED DRILLING FOR NEW WELLS IN OUR SERVICE AREAS AND OUR NEED FOR ADDITIONAL CAPITAL TO EXPAND OUR GATHERING SYSTEMS.

General

         We are a Delaware limited partnership with common units traded on the American Stock Exchange under the symbol "APL." We own and operate natural gas pipeline gathering systems through our operating partnership and its operating subsidiaries. As of December 31, 2003, our primary assets consisted of approximately 1,380 miles of intrastate gathering systems located in eastern Ohio, western New York and western Pennsylvania. Our gathering systems served approximately 4,500 wells at December 31, 2003, with an average daily throughput for the year then ended of 52.5 million cubic feet, or Mmcf, of natural gas. Our gathering systems provide a means through which well owners and operators can transport the natural gas produced by their wells to public utility pipelines for delivery to customers. To a lesser extent, our gathering systems transport natural gas directly to customers. Our gathering systems currently connect with public utility pipelines operated by Peoples Natural Gas Company, National Fuel Gas Supply, Tennessee Gas Pipeline Company, National Fuel Gas Distribution Company, East Ohio Gas Company, Columbia of Ohio, Consolidated Natural Gas Co., Texas Eastern Pipeline, Columbia Gas Transmission Corp. and Equitable Utilities. We do not engage in storage or gas marketing programs, nor do we engage in the purchase and resale for our own account of natural gas transported through our gathering systems. During the year ended December 31, 2003, our gathering systems transported 19.2 billion cubic feet, or Bcf, of natural gas, an increase of 4% and 7% from the years ended December 31, 2002 and 2001, respectively. We connected 270 wells to our gathering systems in the year ended December 31, 2003 and have connected 829 wells since we commenced operations in January 2000. In addition, we have added 433 wells through acquisitions of pipelines.

         In May 2003, we completed a public offering of 1,092,500 common units of limited partner interest. The net proceeds after underwriting discounts and commissions were approximately $25.2 million. These proceeds were used in part to repay existing indebtedness of $8.5 million. We intend to use the balance of these proceeds to fund future capital projects and for working capital.

         In September 2003, we entered into a purchase and sale agreement with SEMCO Energy, Inc., or SEMCO, under which we or our designee will purchase all of the outstanding equity of SEMCO's wholly-owned subsidiary, Alaska Pipeline Company, L.L.C., which owns a 354-mile intrastate natural gas transmission pipeline that delivers gas to metropolitan Anchorage. The total consideration, payable in cash at closing, will be approximately $95.0 million, subject to an adjustment based on the amount of working capital that Alaska Pipeline has at closing. For a description of how we intend to finance this acquisition, see
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Pending Acquisition." Completion of the transaction is subject to a number of conditions, including receipt of governmental and non-governmental consents and approvals and the absence of a material adverse change in Alaska Pipeline's business. Among the required governmental authorizations are approval of the Regulatory Commission of Alaska and expiration, without adverse action, of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. We received an early termination of the Hart-Scott-Rodino waiting period in January 2004. The purchase and sale agreement may be terminated by either SEMCO or us if the transaction is not completed by June 16, 2004.

         Public utility pipelines charge transportation fees to the entity having title to the natural gas being transported, typically the well owner, an intermediate purchaser such as a natural gas distribution company, or a final purchaser. We do not have title to the natural gas gathered and delivered by us and, accordingly, do not pay transportation fees charged by public utility pipelines. We do not transport any oil produced by wells connected to our gathering systems.

         We are party to an omnibus agreement with Atlas America, Inc. that is intended to maximize the use and expansion of our gathering systems and the amount of natural gas they transport. Among other things, the omnibus agreement requires Atlas America to install required flow lines and connect wells it operates that are located within 2,500 feet of one of our gathering systems.

         We are also party to natural gas gathering agreements with Atlas America under which it pays us gathering fees generally equal to a percentage, generally 16%, of the gross or weighted average sales price of the natural gas we transport subject, in most cases, to minimum prices of $0.35 or $0.40 per thousand cubic feet, or Mcf. Our business, therefore, depends in large part on the prices at which the natural gas we transport is sold. Due to the volatility of natural gas prices, our gross revenues can vary materially from period to period. During the year ended December 31, 2003, we received gathering fees averaging $0.82 per Mcf, while during the years ended December 31, 2002 and 2001, our average gathering fees were $0.58 and $0.76 per Mcf, respectively.

Objectives and Strategy

         Our objective is to increase cash flow, earnings and returns to our unitholders by:

         o expanding our existing asset base through construction of extensions necessary to service additional wells drilled by Atlas America and others;

         o expanding our existing asset base through accretive acquisitions of gathering systems from others;

         o achieving economies of scale as a result of expanding our operations through extensions and acquisitions; and

         o continuing to strengthen our balance sheet by financing our growth with a combination of long-term debt and equity so as to provide the financial flexibility to fund future opportunities.

         Since commencing operations in January 2000, we have pursued these objectives by:

         o   adding 360 miles of pipeline to our original system;

         o connecting 829 new wells to our pipeline, 770 of which were drilled by Atlas America;

         o acquiring two gathering systems, one in Ohio and one in Pennsylvania, aggregating 120 miles of pipeline with approximately 433 wells connected to those systems; and

         o   upgrading our system and substantially expanding our capacity.

         We believe that our focus on the mid-stream gas industry, specifically gas gathering systems, the extensive prior experience of our general partner's management in the operation of gathering systems, our position as one of the largest operators of gathering systems in the Appalachian Basin and our relationship with Atlas America provide us with a competitive advantage in executing our growth strategy to achieve our business objectives.

Pipeline Characteristics

         We set forth in the following table the volumes of the natural gas we transported, in Mcfs, in the years ended December 31, 2003, 2002 and 2001.

                                                        For the years ended
                                                            December 31,
                                             ---------------------------------------------
                                                2003             2002              2001
                                             ----------       ----------        ----------
  New York systems.........................     449,800          493,600           570,500
  Ohio systems.............................   5,060,200        5,396,900         5,378,200
  Pennsylvania systems.....................  13,642,300       12,492,100        11,176,300
                                             ----------       ----------        ----------
                                             19,152,300       18,382,600        17,125,000
                                             ==========       ==========        ==========

         Of the approximately 4,500 wells currently connected to our gathering systems, approximately 4,100 are owned by Atlas America or its affiliates or by investment partnerships managed or operated by Atlas America or its affiliates, with the remainder being owned or managed by third parties. We have agreements with Atlas America and its affiliates relating to the connection of future wells owned or controlled by them to our gathering systems and the transportation fees we will charge. We describe these agreements under "-Agreements with Atlas America." These wells are the principal producers of gas transported by our gathering systems and we anticipate that wells controlled by Atlas America will continue in the future to be the principal producers into our gathering systems. As of December 31, 2003, Atlas America and its affiliates controlled leases on developed properties in the operational area of our gathering systems totaling approximately 226,000 gross acres. In addition, Atlas America and its affiliates control leases on approximately 205,000 undeveloped gross acres of land. During the year ended December 31, 2003, Atlas America and its affiliates drilled and connected 270 wells to our gathering systems as compared to 195 and 196 wells during the years ended December 31, 2002 and 2001, respectively.

         The gathering systems are generally constructed with 2, 4, 6, 8 and 12 inch cathodically protected and wrapped steel pipe and are generally buried 36 inches below the ground. Pipelines constructed in this manner typically are expected to last at least 50 years from the date of construction. For the years ended December 31, 2003, 2002 and 2001, the cost of operating the gathering systems, excluding depreciation, was approximately $2.4 million, $2.1 million and $1.9 million, respectively. We do not believe that there are any significant geographic limitations upon our ability to expand in the areas served by our gathering systems.

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

         Well Connections. Atlas America sponsors oil and gas drilling investment partnerships in areas served by the gathering systems. Under the omnibus agreement, Atlas America must construct up to 2,500 feet of small diameter (two inches or less) sales or flow lines from the wellhead of any well it drills and operates to a point of connection to our gathering systems. Where Atlas America has extended sales and flow lines to within 1,000 feet of one of our gathering systems, we must extend our system to connect to that well.

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

         Disposition of Interest in Our General Partner. Direct and indirect wholly-owned subsidiaries of Atlas America act as the general partners, operators or managers of the drilling investment partnerships sponsored by Atlas America. Our general partner is a subsidiary of Atlas America. Under the omnibus agreement, those subsidiaries, including our general partner, that currently act as the general partners, operators or managers of partnerships sponsored by Atlas America must also act as the general partners, operators or managers for all new drilling investment partnerships sponsored by Atlas America. Atlas America and its affiliates may not divest their ownership of one entity without divesting their ownership of the other entities to the same acquirer. For these purposes, divestiture means a sale of all or substantially all of the assets of an entity, the disposition of more than 50% of the capital stock or equity interest of an entity, or a merger or consolidation that results in Atlas America and its affiliates, on a combined basis, owning, directly or indirectly, less than 50% of the entity's capital stock or equity interest. Atlas America and its affiliates may transfer their interests to each other, or to their wholly or majority-owned direct or indirect subsidiaries, or to a parent of any of them, provided that their combined direct or indirect interest is not reduced to less than 50%.

         Natural Gas Gathering Agreements. Under the master natural gas gathering agreement, we receive a fee from Atlas America for gathering natural gas, determined as follows:

         o for natural gas from well interests allocable to Atlas America, or its subsidiaries (excluding general or limited partnerships sponsored by them) that were connected to our gathering systems at February 2, 2000, the greater of $0.40 per mcf or 16% of the gross sales price of the natural gas transported;

         o for natural gas from well interests allocable to general and limited partnerships sponsored by Atlas America that are connected to our gathering systems at any time, and well interests allocable to independent third parties in wells connected to our gathering systems before February 2, 2000, the greater of $0.35 per Mcf or 16% of the gross sales price of the natural gas transported;

         o for natural gas from well interests allocable to Atlas America that are connected to our gathering systems after February 2, 2000, the greater of $0.35 per Mcf or 16% of the gross sales price of the natural gas transported; and

         o for natural gas from well interests operated by Atlas America and drilled after December 1, 1999 that are connected to a gathering system that is not owned by us and for which we assume the cost of constructing the connection to that gathering system, an amount equal to the greater of $0.35 per Mcf or 16% of the gross sales price of the natural gas transported, less the gathering fee charged by the other gathering system.

         Atlas America receives gathering fees from contracts or other arrangements with third party owners of well interests connected to our gathering systems. However, Atlas America must pay gathering fees owed to us from its own resources regardless of whether it receives payment under those contracts or arrangements.

         The master natural gas gathering agreement is a continuing obligation and, accordingly, has no specified term or provisions regarding termination. However, if our general partner is removed as our general partner without cause, then no gathering fees will be due under the agreement with respect to new wells drilled by Atlas America. The agreement provides that Atlas America, as the shipper of natural gas, will indemnify us against claims relating to ownership of the natural gas transported. For all other claims relating to natural gas we transport, the party that has control and possession of the natural gas must indemnify the other party with respect to losses arising in connection with or related to the natural gas when it is in the first party's possession and control.

         In addition to the master natural gas gathering agreement, we have three other gas gathering agreements with subsidiaries of Atlas America. Under two of these agreements, relating to wells located in southeastern Ohio which Atlas America acquired from Kingston Oil Corporation and wells located in Fayette County, Pennsylvania which Atlas America acquired from American Refining and Exploration Company, we receive a fee of $0.80 per Mcf. Under the third agreement, which covers wells owned by third parties unrelated to Atlas America or the investment partnerships it sponsors, we receive fees that range between $0.20 to $0.29 per Mcf or between 10% to 16% of the weighted average sales price for the natural gas we transport.

Credit Facility

         We have a $20.0 million credit facility administered by Wachovia Bank, National Association. Borrowings under the facility are secured by a lien on and security interest in all of our property and that of our subsidiaries. Up to $3.0 million of the facility may be used for standby letters of credit. The credit facility has a term ending in December 2005 and bears interest at one of two rates, elected at our option:

         o   the base rate plus the applicable margin; or

         o the adjusted London Interbank Offered Rate, or LIBOR, plus the applicable margin.

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

         o where our leverage ratio is greater than 1.5 but less than or equal to 2.5, the applicable margin is 0.25% for base rate loans and 1.75% for LIBOR loans;

         o where our leverage ratio is greater than 2.5 but less than or equal to 3.0, the applicable margin is 0.50% for base rate loans and 2.00% for LIBOR loans; and

         o where our leverage ratio is greater than 3.0, the applicable margin is 0.75% for base rate loans and 2.50% for LIBOR loans.

         The credit facility requires us to maintain specified net worth and specified ratios of current assets to current liabilities and debt to EBITDA, and requires us to maintain a specified interest coverage ratio.

Competition

         Our gathering systems do not encounter direct competition in their respective service areas since Atlas America controls the majority of the drillable acreage in each area. However, because we principally serve wells drilled by Atlas America we are affected by competitive factors affecting Atlas America's ability to obtain properties and drill wells, which affects our ability to expand our gathering systems and to maintain or increase the volume of natural gas we transport and, thus, our transportation revenues. Atlas America also may encounter competition in obtaining drilling services from third-party providers. Any competition it encounters could delay Atlas America in drilling wells for its sponsored partnerships, and thus delay the connection of wells to our gathering systems. These delays would reduce the volume of gas we otherwise would have transported, thus reducing our potential transportation revenues.

         As our omnibus agreement with Atlas America generally requires it to connect wells it operates to our system, we do not expect any direct competition in connecting wells drilled and operated by Atlas America in the future. In addition, we occasionally connect wells operated by third parties. During 2003 we connected no such wells. We did not encounter, nor do we expect, significant competition to connect such wells as they are generally in close proximity to our gathering system and distant from others. In any case, revenue derived from the gas transportation on behalf of third parties represents an insignificant portion of our annual revenue.

         During 2003 we encountered competition in acquiring gas gathering systems owned by third parties. In several instances we submitted bids in auction situations and in direct negotiations for the acquisition of existing gas gathering systems. Except for our bid for Alaska Pipeline, in each case we were either outbid by others or were unwilling to meet the sellers' expectations and, as a result, were unsuccessful in acquiring those systems. In the future, we expect to encounter equal if not greater competition for gathering system acquisitions because, as gas prices increase, the economic attractiveness of owning gathering systems increases.

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

         State Regulation. Our operations are subject to regulation at the state level. The Public Utility Commission of Ohio, the New York Public Service Commission and the Pennsylvania Public Utilities Commission regulate the transportation of natural gas in their respective states. In Ohio, a producer or gatherer of natural gas may file an application seeking exemption from regulation as a public utility. We have been granted an exemption by the Public Utility Commission of Ohio for our Ohio facilities. The New York Public Service Commission imposes traditional public utility regulation on the transportation of natural gas by companies subject to its regulation. This regulation includes rates, services and sitting authority for the construction of certain facilities. Our gas gathering operations currently are not subject to regulation by the New York Public Service Commission. Our operations in Pennsylvania currently are not subject to the Pennsylvania Public Utility Commission's regulatory authority since they do not provide service to the public generally and, accordingly, do not constitute the operation of a public utility. In the event the New York and Pennsylvania authorities seek to regulate our operations, we believe that our operating costs could increase and our transportation fees could be adversely affected, thereby reducing our net revenues and ability to make distributions to unitholders.

         Environmental and Safety Regulations. Under the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act and other federal and state laws relating to the environment, owners of natural gas pipelines can be liable for fines, penalties and clean-up costs with respect to pollution caused by the pipelines. Moreover, the owners' liability can extend to pollution costs from situations that occurred prior to their acquisition of the pipeline. Natural gas pipelines are also subject to safety regulation under the Natural Gas Pipeline Safety Act of 1968 and the Pipeline Safety Act of 1992 which, among other things, dictate the type of pipeline, quality of pipeline, depth, methods of welding and other construction-related standards. The state public utility regulators discussed above have either adopted the federal standards or promulgated their own safety requirements consistent with federal regulations. Although we believe that our gathering systems comply in all material respects with applicable environmental and safety regulations, risks of substantial costs and liabilities are inherent in pipeline operations, and we cannot assure you that we will not incur these costs and liabilities. Moreover, it is possible that other developments, such as increasingly rigorous environmental laws, regulations and enforcement policies, and claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities to us.

         We are also subject to the requirements of the Occupational Safety & Health Act, or OSHA, and comparable state statutes. We believe that our operations comply in all material respects with OSHA requirements, including general industry standards, record keeping, hazard communication requirements and monitoring of occupational exposure and other regulated substances.

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

         Characterization for Tax Purposes. The Code treats a publicly traded partnership as a corporation for federal income tax purposes unless, for each taxable year, 90% or more of its gross income consists of qualifying income. Qualifying income includes interest, dividends, real property rents, gains from the sale or disposition of real property, income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines transporting gas, oil or products thereof), or the marketing of any mineral or natural resource (including fertilizer, geothermal energy and timber), and gain from the sale or disposition of capital assets that produce such income. Because we are engaged primarily in the natural gas pipeline transportation business, we believe that 90% or more of our gross income has been qualifying income. If this continues to be true and no subsequent legislation amends that provision, we will continue to be classified as a partnership and not as a corporation for federal income tax purposes.

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

         State Tax Treatment. During 2003, we owned property or conducted business in the states of Pennsylvania, New York and Ohio. A unitholder is required to file state income tax returns and to pay applicable state income taxes in the states and may be subject to penalties for failure to comply with such requirements. None of these states have required that we withhold a percentage of income attributable to our operations within the state for unitholders who are non-residents of the state. In the event that one or more of them do require withholding in the future, (which may be greater or less than a particular unitholder's income tax liability to the state), such withholding would generally not relieve the non-resident unitholder from the obligation to file a state income tax return.

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

Employees

         As is commonly the case with publicly traded limited partnerships, we do not directly employ any of the persons responsible for our management or operations. In general, employees of Atlas America and its parent company, Resource America, Inc., manage the gathering systems and operate our business. Affiliates of our general partner will conduct business and activities of their own in which we will have no economic interest. If these separate activities are significantly greater than our activities, there could be material competition between us, our general partner and affiliates of our general partner for the time and effort of the officers and employees who provide services to our general partner. The officers of our general partner who provide services to us are not required to work full time on our affairs. These officers may devote significant time to the affairs of our general partner's affiliates and be compensated by these affiliates for the services rendered to them. There may be significant conflicts between us and affiliates of our general partner regarding the availability of these officers to manage us.

Available Information

         We make our periodic reports under the Securities Exchange Act of 1934, including our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, available through the website of Resource America, Inc., the parent of our general partner, at www.resourceamerica.com. To view these reports, click on "Investor Relations," then "APL Investor Information," then "SEC Filings." We do not have a separate website. You may also receive a paper copy of any such filings by request to us at 311 Rouser Road, Moon Township, Pennsylvania 15108, tel. no. (412) 262-2830.

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

                         Risks Inherent in Our Business

         Our cash distributions are not assured and may fluctuate with our performance. The amounts of cash that we generate may not be sufficient to pay the minimum quarterly distributions established in our partnership agreement or any other level of distributions. The actual amounts of cash we generate will depend upon numerous factors relating to our business which may be beyond our control, including:

         o   the demand for and price of natural gas;
         o   the volume of natural gas we transport;
         o continued development of wells for connection to our gathering systems;
         o   the expenses we incur in providing our gathering services;
         o   the cost of acquisitions and capital improvements;
         o   our issuance of equity securities;
         o   required principal and interest payments on our debt;
         o   prevailing economic conditions;
         o   fuel conservation measures;
         o   alternate fuel requirements;
         o   government regulations; and
         o   technical advances in fuel economy and energy generation devices.

         Our ability to make cash distributions depends primarily on our cash flow. Cash distributions do not depend directly on our profitability, which is affected by non-cash items. Therefore, cash distributions may be made during periods when we record losses and may not be made during periods when we record profits.

         The failure of Atlas America to perform its obligations under the natural gas gathering agreements may adversely affect our revenues. Our revenues currently consist of the fees we receive under the master natural gas gathering agreement and other transportation agreements we have with Atlas America and its affiliates. While Atlas America receives gathering fees from the well owners, it is contractually obligated to pay our fees even if the gathering fees paid to it by well owners are less than the fees it must pay us. Our cash flow could be materially adversely affected if Atlas America failed to discharge its obligations to us.

         The amount of natural gas we transport will decline over time unless new wells are connected to our gathering systems. Production of natural gas from a well generally declines over time until the well can no longer economically produce natural gas and is plugged and abandoned. Failure to connect new wells to our gathering systems could, therefore, result in the amount of natural gas we transport reducing substantially over time and could, upon exhaustion of the current wells, cause us to abandon one or more of our gathering systems and, possibly, cease operations. As a consequence, our revenues and, thus, our ability to make distributions to unitholders would be materially adversely affected unless new wells are connected to our gathering systems.

         We entered into the omnibus agreement described in "Agreements with Atlas America-Omnibus Agreement" to, among other things, increase the number of natural gas wells connected to our gathering systems. However, well connections resulting from that agreement depend principally upon the success of Atlas America in sponsoring drilling investment partnerships and completing wells for these partnerships in areas where our gathering systems are located. If Atlas America cannot or does not continue to organize these partnerships, if the amount of money raised by these partnerships decreases, or if the number of wells actually drilled and completed as commercial producing wells decreases, our revenues and ability to make cash distributions will be materially adversely affected.

         The amount of natural gas we transport may be reduced if the public utility pipelines to which we deliver gas cannot or will not accept the gas. Our gathering systems principally serve as intermediate transportation facilities between sales lines from wells connected to our systems and the public utility pipelines to which we deliver natural gas. If one or more of these public utility pipelines has service interruptions, capacity limitations or otherwise does not accept the natural gas we transport, and we cannot arrange for delivery to other public utility pipelines, local distribution companies or end users, the amount of natural gas we transport may be reduced. Since our revenues depend upon the volumes of natural gas we transport, this could result in a material reduction in our revenues.

         We will incur substantial indebtedness to acquire Alaska Pipeline which may restrict our liquidity and, if interest rates increase, affect cash flow from the acquisition. We intend to finance the Alaska Pipeline acquisition in part through borrowing all of the $20.0 million available under our existing credit facility. Unless the borrowing is paid down, or the amount of availability increased, we will not have further borrowing capacity to finance future acquisitions, capital expenditures or other liquidity needs. Moreover, since this borrowing, and the $50.0 million borrowing that APC Acquisition LLC (the entity we have formed to acquire Alaska Pipeline) will also make to finance the acquisition, are at variable interest rates, any increase in interest rates will adversely affect the cash flow we expect to derive from the acquisition. While we intend to make a public offering of our common units and use the proceeds, in part, to reduce the amount of these borrowings, we may be unable to complete such an offering on acceptable terms, or at all.

         Governmental regulation of our pipelines could increase our operating costs. Currently our gathering of natural gas from wells is exempt from regulation under the Natural Gas Act. However, the implementation of new laws or policies could subject us to regulation by the Federal Energy Regulatory Commission under the Natural Gas Act. We expect that any such regulation would increase our costs, decrease our revenues, or both, as discussed under "Regulation."

         Gas gathering operations are subject to regulation at the state level. Matters subject to regulation include rates, service and safety. We have been granted an exemption from regulation as a public utility in Ohio. Presently, our rates are not regulated in New York and Pennsylvania. Changes in state regulations, or our status under these regulations that subject us to further regulation, could decrease our revenues, increase our operating costs or require material capital expenditures.

         Litigation or governmental regulation relating to environmental protection and operational safety may result in substantial costs and liabilities. Our operations are subject to federal and state environmental laws under which owners of natural gas pipelines can be liable for clean-up costs and fines in connection with any pollution caused by their pipelines. We may also be held liable for clean-up costs resulting from pollution which occurred before our acquisition of the gathering systems. In addition, we are subject to federal and state safety laws that dictate the type of pipeline, quality of pipe protection, depth, methods of welding and other construction-related standards. Any violation of environmental, construction or safety laws could impose substantial liabilities and costs on us.

         We are also subject to the requirements of the OSHA, and comparable state statutes. Any violation of OSHA could impose substantial costs on us.

         We cannot predict whether or in what form any new legislation or regulatory requirements might be enacted or adopted, nor can we predict our costs of compliance. In general, we expect that new regulations would increase our operating costs and, possibly, require us to obtain additional capital to pay for improvements or other compliance action necessitated by those regulations.

         We may not be able to fully execute our growth strategy. Our current strategy contemplates substantial growth through both the acquisition of other gathering systems and the development of our existing system. Typically, we have paid for system development in cash and have made acquisitions either for cash or a combination of cash and common units. As a result, limitations on our access to capital or on the market for our common units will impair our ability to execute our growth strategy. In addition, our strategy of growth through acquisitions involves numerous risks, including:

         o   we may not be able to identify suitable acquisition candidates;

         o we may not be able to make acquisitions on economically acceptable terms;

         o our costs in seeking to make acquisitions may be material, even if we cannot complete an acquisition we have pursued;

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

         A decline in natural gas prices could adversely affect our revenues. Our gathering fees are generally equal to a percentage of either the gross or weighted average sales price of the natural gas we transport, although in some cases we receive a flat fee per Mcf of gas transported. Our income therefore depends upon the prices at which the natural gas we transport is sold. Historically, the price of natural gas has been volatile; as a result, our income may vary widely from period to period.

         Gathering system operations are subject to operational hazards and unforeseen interruptions. The operations of our gathering systems are subject to hazards and unforeseen interruptions, including natural disasters, adverse weather, accidents or other events beyond our control. A casualty occurrence might result in injury and extensive property or environmental damage. Our insurance coverage may not be sufficient for any casualty loss we may incur.

ITEM 2.   PROPERTIES

         As of December 31, 2003, our principal facilities include approximately 1,380 miles of 2-inch to 12-inch diameter pipeline and 56 compressors, of which four are leased from third parties. Substantially all of our gathering systems are constructed within rights-of-way granted by property owners named in the appropriate land records. In a few cases, property for gathering system purposes was purchased in fee. All of our compressor stations are located on property owned in fee or on property under long-term leases

         Our property or rights-of-way are subject to encumbrances, restrictions and other imperfections, although these imperfections have not interfered, and our general partner does not expect that they will materially interfere with the conduct of our business. In many instances, lands over which rights-of-way have been obtained are subject to prior liens which have not been subordinated to the right-of-way grants. In a few instances, our rights-of-way are revocable at the election of the land owners. In some cases, not all of the owners named in the appropriate land records have joined in the right-of-way grants, but in substantially all such cases signatures of the owners of majority interests have been obtained. Substantially all permits have been obtained from public authorities to cross over or under, or to lay facilities in or along, water courses, county roads, municipal streets, and state highways, where necessary, although in some instances these permits are revocable at the election of the grantor. Substantially all permits have also been obtained from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor's election.

         Certain of our rights to lay and maintain pipelines are derived from recorded gas well leases, which wells are currently in production; however, the leases are subject to termination if the wells cease to produce. In some of these cases, the right to maintain existing pipelines continues in perpetuity, even if the well associated with the lease ceases to be productive. In addition, because many of these leases affect wells at the end of lines, these rights-of-way will not be used for any other purpose once the related wells cease to produce.

ITEM 3.   LEGAL PROCEEDINGS

         We are not, nor are any of our gathering systems, subject to any pending legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the common unitholders during the fourth quarter of the year ended December 31, 2003.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS

         Our common units are listed on the American Stock Exchange under the symbol "APL." As of December 31, 2003, 74 holders of record held our common units. In connection with our initial public offering, we also issued 1,641,026 subordinated units, discussed below, all of which are held by our general partner. There is no established public trading market for the subordinated units.

         The following table sets forth the range of high and low sales prices of our common units and distributions per unit on our common and subordinated units for the last two years.

                                                                                          Distributions
                                                            High              Low            Declared
                                                         ----------         --------      -------------
Fiscal 2003
-----------
Fourth Quarter..................................         $    42.50         $  34.70        $    .625
Third Quarter...................................         $    36.00         $  29.40        $    .62
Second Quarter..................................         $    31.70         $  24.16        $    .58
First Quarter...................................         $    28.96         $  24.90        $    .56

Fiscal 2002
-----------
Fourth Quarter..................................         $    27.90         $  21.80        $    .54
Third Quarter...................................         $    26.95         $  20.40        $    .54
Second Quarter..................................         $    29.10         $  22.00        $    .54
First Quarter...................................         $    29.60         $  23.51        $    .52

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

         Our partnership agreement allocates distributions to limited partners in accordance with their relative number of units except that, during the subordination period, distributions to subordinated units are subordinated to the receipt by the common units of a minimum quarterly distribution of $.42 per common unit, plus any unpaid minimum quarterly distribution amounts from prior periods. The subordination period terminates on January 1, 2005 unless we do not meet certain financial criteria established by our partnership agreement.

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

ITEM 6.   SELECTED FINANCIAL DATA

         The following selected financial data should be read together with our consolidated financial statements, the notes to our consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 in this report. We have derived the selected financial data set forth below for each of the years ended December 31, 2003, 2002 and 2001 and at December 31, 2003 and 2002 from our consolidated financial statements appearing elsewhere in this report, which have been audited by Grant Thornton LLP, independent accountants. The financial data for the period ended December 31, 2000 is for the period beginning with the inception of our operations on January 28, 2000 through December 31, 2000; and, accordingly, we deem January 28, 2000 to be the commencement of our operations and we refer to the period from that date through December 31, 2000 to as the year ended December 31, 2000.

                                                                                  For the years ended December 31,
                                                                      ---------------------------------------------------------
                                                                          2003          2002           2001          2000
                                                                      ------------- -------------- ------------- --------------
                                                                       (in thousands, except average transportation rate and
                                                                                           per unit data)
  Income statement data:
  Revenues..........................................................   $   15,749     $   10,667     $   13,129    $     9,466
                                                                       ==========     ==========     ==========    ===========
  Total transportation and compression, general and
     administrative expenses........................................   $    4,081     $    3,544     $    3,042    $     1,813
                                                                       ==========     ==========     ==========    ===========
  Depreciation and amortization.....................................   $    1,770     $    1,476     $    1,356    $     1,020
                                                                       ==========     ==========     ==========    ===========
  Net income........................................................   $    9,639     $    5,398     $    8,556    $     6,625
                                                                       ==========     ==========     ==========    ===========
  Average transportation rate per Mcf...............................   $      .82     $      .58     $      .76    $       .65
                                                                       ==========     ==========     ==========    ===========
  Net income per limited partner unit - basic and diluted...........   $     2.17     $     1.54     $     2.30    $      2.07
                                                                       ==========     ==========     ==========    ===========

                                                                                           At December 31,
                                                                      ---------------------------------------------------------
                                                                          2003          2002           2001          2000
                                                                      ------------- -------------- ------------- --------------
                                                                                (in thousands, except per unit data)
  Balance sheet data:
  Total assets.....................................................    $   49,512     $   28,515     $   26,002    $    22,092
                                                                       ==========     ==========     ==========    ===========
  Long-term debt...................................................    $        -     $    6,500     $    2,089    $         -
                                                                       ==========     ==========     ==========    ===========

  Common unitholders' capital......................................    $   43,551     $   19,164     $   20,129    $    18,122
  Subordinated unitholder's capital................................           354            684          1,661          2,074
  General partner's capital (deficit)..............................           340           (161)          (116)           (89)
                                                                       ----------     ----------     ----------    -----------
  Total partners' capital..........................................    $   44,245     $   19,687     $   21,674    $    20,107
                                                                       ==========     ==========     ==========    ===========
  Distributions declared per common unit...........................    $     2.38     $     2.14     $     2.50    $      1.85
                                                                       ==========     ==========     ==========    ===========

                                                                                  For the years ended December 31,
                                                                      ---------------------------------------------------------
                                                                          2003          2002           2001          2000
                                                                      ------------- -------------- ------------- --------------
                                                                                           (in thousands)
  Other financial data:
  Net cash provided by operating activities.........................   $   13,702     $    8,138     $   10,268    $     5,968
                                                                       ==========     ==========     ==========    ===========
  Net cash used in investing activities.............................   $   (9,154)    $   (5,231)    $   (3,128)   $   (17,965)
                                                                       ==========     ==========     ==========    ===========
  Net cash provided by (used in) financing activities...............   $    8,671     $   (3,211)    $   (7,022)   $    14,039
                                                                       ==========     ==========     ==========    ===========

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

         Certain items excluded from EBITDA are significant components in understanding and assessing a company's financial performance, such as a company's cost of capital and its tax structure, as well as historic costs of depreciable assets. We have included information concerning EBITDA because EBITDA provides investors and management with additional information as to our ability to pay our fixed charges and is presented solely as a supplemental financial measure. EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flow as determined in accordance with generally accepted accounting principles or as an indicator of our operating performance or liquidity. The table below shows our EBITDA and reconciles it to our net income.

                                                                                  For the years ended December 31,
                                                                      ---------------------------------------------------------
                                                                          2003          2002           2001          2000
                                                                      ------------- -------------- ------------- --------------
                                                                                           (in thousands)
  Income data:
  Net income........................................................   $    9,639     $    5,398     $    8,556    $     6,625
  Interest expense..................................................          258            250            176              9
  Depreciation and amortization.....................................        1,770          1,476          1,356          1,020
                                                                       ----------     ----------     ----------    -----------
  EBITDA............................................................   $   11,667     $    7,124     $   10,088    $     7,654
                                                                       ==========     ==========     ==========    ===========

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

         The following information is provided to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

General

         Our principal business objective is to generate income for distribution to our unitholders from the transportation of natural gas through our gathering systems. Our gathering systems gather natural gas from wells in eastern Ohio, western New York, and western Pennsylvania and transport the natural gas primarily to public utility pipelines. To a lesser extent, the gathering systems transport natural gas to end-users.

         In May 2003, we completed a public offering of 1,092,500 common units of limited partner interest. The net proceeds after underwriting discounts and commissions were approximately $25.2 million. These proceeds were used in part to repay existing indebtedness of $8.5 million. We intend to use the balance of these proceeds to fund future capital projects and for working capital.

         In September 2003, we entered into a purchase and sale agreement with SEMCO under which we or our designee will purchase all of the outstanding equity of SEMCO's wholly-owned subsidiary, Alaska Pipeline, L.L.C., which owns a 354-mile intrastate natural gas transmission pipeline that delivers gas to metropolitan Anchorage. The total consideration, payable in cash at closing, will be approximately $95.0 million, subject to an adjustment based on the amount of working capital that Alaska Pipeline has at closing. Completion of the transaction is subject to a number of conditions, including receipt of governmental and non-governmental consents and approvals and the absence of a material adverse change in Alaska Pipeline's business. Among the required governmental authorizations are approval of the Regulatory Commission of Alaska and expiration, without adverse action, of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. We received an early termination of the Hart-Scott-Rodino waiting period in January 2004. The purchase and sale agreement may be terminated by either SEMCO or us if the transaction is not completed by June 16, 2004.

Results of Operations

         In the years ended December 31, 2003, 2002 and 2001, our principal revenues came from the operation of our pipeline gathering systems which transport and compress natural gas. Two variables which affect our transportation revenues are:

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

         We set forth the average volumes we transported, our average transportation rates per Mcf and revenues received by us for the periods indicated in the following table:

                                                                                      For the years ended
                                                                                          December 31,
                                                                       --------------------------------------------------
                                                                           2003              2002               2001
                                                                       -------------    --------------      -------------
   Average daily throughput volumes, in Mcf.......................            52,472            50,363             46,918
                                                                       =============    ==============      =============
   Average transportation rate per Mcf............................     $         .82    $          .58      $         .76
                                                                       =============    ==============      =============
   Total transportation and compression revenues..................     $  15,650,800    $   10,660,300      $  13,094,700
                                                                       =============    ==============      =============

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

         Revenues. Our transportation and compression revenues increased to $15,650,800 in the year ended December 31, 2003 from $10,660,300 in the year ended December 31, 2002. This increase of $4,990,500 (47%) resulted from an increase in the average transportation rate paid to us ($4,361,500) and an increase in the volumes of natural gas we transported ($629,000).

         Our transportation rate was $.82 per Mcf in the year ended December 31, 2003 as compared to $.58 per Mcf in the year ended December 31, 2002, an increase of $.24 per Mcf (41%). During the year ended December 31, 2003, natural gas prices increased significantly over the year ended December 31, 2002. Since our transportation rates are generally at fixed percentages of the sale prices of the natural gas we transport, the higher prices resulted in an increase in our average transportation rate.

         Our average daily throughput volumes were 52,472 Mcfs in the year ended December 31, 2003 as compared to 50,363 Mcfs in the year ended December 31, 2002, an increase of 2,109 Mcfs (4%). The increase in the average daily throughput volume resulted principally from volumes associated with new wells added to our pipeline system; we turned on-line 270 and 214 wells in the years ended December 31, 2003 and 2002, respectively. These increases were partially offset by the natural decline in production volumes from existing wells connected to our gathering systems.

         Costs and Expenses. Our transportation and compression expenses increased to $2,420,500 in the year ended December 31, 2003 as compared to $2,061,600 in the year ended December 31, 2002, an increase of $358,900 (17%). Our average cost per Mcf of transportation and compression increased to $.13 in the year ended December 31, 2003 as compared to $.11 in the year ended December 31, 2002, an increase of $.02 (18%). This increase resulted primarily from an increase in compressor expenses due to the addition of more compressors and increased lease rates for our compressors. However, during 2003, we have substantially completed the process of purchasing several compressors which we previously leased. We anticipate this will reduce future compressor expenses on a per Mcf basis.

         Our general and administrative expenses increased to $1,660,900 in the year ended December 31, 2003 as compared to $1,481,900 in the year ended December 31, 2002, an increase of $179,000 (12%). This increase primarily resulted from an increase of $600,000 in allocations of compensation and benefits from Atlas America and its affiliates due to an increase in management time spent during the year on acquisitions, potential acquisitions and our public offering. This increase was largely offset by a decrease in professional fees which, in the prior period, had been higher than normal due to costs associated with the proposed acquisition of Triton Coal Company. We were also reimbursed $156,100 by Atlas America in the current year for one half of our unreimbursed costs associated with the proposed Triton acquisition.

         Our depreciation and amortization expense increased to $1,770,500 in the year ended December 31, 2003 as compared to $1,475,600 in the year ended December 31, 2002, an increase of $294,900 (20%). This increase resulted from our increased asset base associated with pipeline extensions and compressor upgrades and purchases. We anticipate that our depreciation expense will increase in 2004 as a result of our pipeline extensions and compressor upgrades.

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

         Our general and administrative expenses increased to $1,481,900 in the year ended December 31, 2002 as compared to $1,112,800 in the year ended December 31, 2001, an increase of $369,100 (33%). This increase primarily resulted from professional fees of $268,500 incurred in connection with the terminated Triton transaction (see Note 10 to our consolidated financial statements) and our cost of insurance ($92,000) reflecting increased operating activities and assets, as well as significant increases in insurance rates in general.

         Our depreciation and amortization expense increased to $1,475,600 in the year ended December 31, 2002 as compared to $1,356,100 in the year ended December 31, 2001, an increase of $119,500 (9%). This increase resulted from the increased asset base associated with pipeline extensions and acquisitions partially offset by a reduction in goodwill amortization as compared to the previous period due to the adoption of Statement of Financial Accounting Standards No. 142 on January 1, 2002.

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

Liquidity and Capital Resources

         Our primary cash requirements, in addition to normal operating expenses, are for debt service, maintenance capital expenditures, expansion capital expenditures and quarterly distributions to our unitholders and general partner. In addition to cash generated from operations, we have the ability to meet our cash requirements, other than distributions to our unitholders and general partner, through borrowings under our credit facility. In general, we expect to fund:

         o cash distributions and maintenance capital expenditures through existing cash and cash flows from operating activities;

         o expansion capital expenditures and working capital deficits through the retention of cash and additional borrowings;

         o debt principal payments through additional borrowings as they become due or by the issuance of additional common units.

         In September 2003 we entered into an agreement to purchase Alaska Pipeline, L.L.C., subject to certain conditions, principally the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and the approval of the Regulatory Commission of Alaska. We received an early termination of the Hart-Scott-Rodino waiting period in January 2004. We discuss this transaction and its potential effects on our liquidity and capital resources in "Pending Acquisition."

         At December 31, 2003, we had no outstanding borrowings and $20.0 million of remaining borrowing capacity under our credit facility.

         The following table summarizes our financial condition and liquidity at the dates indicated:

                                                                                    At December 31,
                                                                        ------------------------------------
                                                                         2003           2002          2001
                                                                        -------       --------      --------

  Current ratio..................................................          2.9x           1.0x          1.6x
  Working capital (in thousands).................................       $ 9,890       $    57       $ 1,359
  Ratio of long-term debt to total partners' capital.............           N/A           .33x          .10x

         Net cash provided by operations of $13,701,900 in the year ended December 31, 2003 increased $5,563,900 from $8,138,000 in the year ended December 31, 2002. The increase derived principally from income from operations and changes in our operating assets and liabilities. Net income before depreciation and amortization was $11,515,200 in the year ended December 31, 2003, an increase of $4,551,600 from the year ended December 31, 2002. This increase was principally due to the increase in the average transportation rate we received in the year ended December 31, 2003 as compared to the year ended December 31, 2002. During the year ended December 31, 2003, our accounts payable-affiliates increased as a result of advances from Atlas America in connection with expenses associated with the pending acquisition of Alaska Pipeline.

         Net cash used in investing activities was $9,153,600 for the year ended December 31, 2003, an increase of $3,923,000 from $5,230,600 in the year ended December 31, 2002. The reason for this increase was an increase in expenditures related to gathering system extensions and compressor upgrades to accommodate new wells drilled by Atlas America and its affiliates and expenditures of $1,519,400 associated with our pending acquisition.

         Net cash provided by financing activities was $8,671,200 for the year ended December 31, 2003, an increase of $11,882,200 from cash used in financing activities of $3,211,000 in the year ended December 31, 2002. The principal reason for the increase was the completion of our public offering in May 2003, which provided net cash of $17,220,100 after repayment of our outstanding indebtedness and the receipt of a $538,500 capital contribution from our General Partner. Offsetting this increase was an increase in distributions of $2,039,600 and cash spent on other assets as a result of financing costs associated with obtaining a new credit facility.

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

         Available cash is initially distributed 98% to our limited partners and 2% to our general partner. These distribution percentages are modified to provide for incentive distributions to be paid to our general partner if quarterly distributions to unitholders exceed specified targets, as described in
Item 5 of this report.

         Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate amount of cash being distributed. The general partner's incentive distribution for year ended December 31, 2003 was $594,000.

Capital Expenditures

         Our property and equipment was approximately 60% and 83% of our total consolidated assets at December 31, 2003 and 2002, respectively. Capital expenditures, other than the acquisitions of gathering systems, were $7.6 million and $5.1 million for the years ended December 31, 2003 and 2002, respectively. These capital expenditures principally consisted of costs relating to the expansion of our existing gathering systems to accommodate new wells drilled in our service area and compressor upgrades. During 2003, we connected 270 wells to our gathering system. As of December 31, 2003, we were committed to expend approximately $1,117,000 in connection with our decision to purchase our compressors rather than lease them and approximately $810,000 on pipeline extensions. In addition, we anticipate capital expenditures of $5.2 million in 2004 for maintenance and expansion associated with Alaska Pipeline, our pending acquisition. We anticipate that our capital expenditures will increase in 2004 as a result of an increase in the estimated number of well connections to our gathering systems.

Pending Acquisition

         As described in Item 1, "Business," and in Note 9 to our consolidated financial statements, we have agreed to acquire Alaska Pipeline for $95.0 million. We anticipate incurring approximately $4.0 million in costs in connection with the transaction. The acquisition is contingent upon the satisfaction of certain conditions, principally approval of the transaction by the Regulatory Commission of Alaska and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. We received an early termination of the Hart-Scott-Rodino waiting period in January 2004. We intend to fund the acquisition price and expenses as follows:

         o We will borrow all of the $20.0 million available under our existing credit facility. We will use this amount, plus $4.0 million of advances from our General Partner, to make a common equity contribution to APC Acquisition, the newly-formed entity that will acquire Alaska Pipeline Company, L.L.C.

         o Friedman, Billings, Ramsey Group, Inc. has committed to make a $25.0 million preferred equity contribution in APC Acquisition.

         o APC Acquisition has received a commitment for a $50.0 million credit facility to be administered by Wachovia Bank. It will borrow $50.0 million under this facility.

         We anticipate that we will repay the equity financing from Friedman, Billings, Ramsey Group and some portion of either or both of the Wachovia Bank credit facilities with the proceeds of an offering of common units. We cannot assure you, however, that we will be able to complete the anticipated offering. If we do not, then the equity and debt financings will continue. While the continuation of these financings will reduce our capacity for further borrowing and reduce the amount of cash from operations that would otherwise be available to us from the combination of our operations with those of Alaska Pipeline Company, we believe that our remaining liquidity and capital resources would be sufficient to meet our post-acquisition operational needs.

Inflation and Changes in Prices

         Inflation affects the operating expenses of our gathering systems. Increases in those expenses are not necessarily offset by increases in transportation fees that the gathering operations are able to charge. We have not been materially affected by inflation because we were formed relatively recently and have only a limited period of operations. While we anticipate that inflation will affect our future operating costs, we cannot predict the timing or amounts of any such effects. In addition, the value of our gathering systems has been and will continue to be affected by changes in natural gas prices. Natural gas prices are subject to fluctuations which we are unable to control or accurately predict.

Environmental Regulation

         Our operations are subject to federal, state and local laws and regulations governing the release of regulated materials into the environment or otherwise relating to environmental protection or human health or safety. We believe that our operations and facilities are in substantial compliance with applicable environmental laws and regulations. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of remedial requirements, and issuance of injunctions as to future compliance or other mandatory or consensual measures. We have an ongoing environmental compliance program. However, risks of accidental leaks or spills are associated with the transportation of natural gas. There can be no assurance that we will not incur significant costs and liabilities relating to claims for damages to property, the environment, natural resources, or persons resulting from the operation of our business. Moreover, it is possible that other developments, such as increasingly strict environmental laws and regulations and enforcement policies thereunder, could result in increased costs and liabilities to us.

         Environmental laws and regulations have changed substantially and rapidly over the last 25 years, and we anticipate that there will be continuing changes. One trend in environmental regulation is to increase reporting obligations and place more restrictions and limitations on activities, such as emissions of pollutants, generation and disposal of wastes and use, storage and handling of chemical substances, that may impact human health, the environment and/or endangered species. Increasingly strict environmental restrictions and limitations have resulted in increased operating costs for us and other similar businesses throughout the United States. It is possible that the costs of compliance with environmental laws and regulations may continue to increase. We will attempt to anticipate future regulatory requirements that might be imposed and to plan accordingly, but there can be no assurance that we will identify and properly anticipate each such charge, or that our efforts will prevent material costs, if any, from arising.

Long-Term Debt

         We increased our credit facility to $20.0 million in September 2003. Our principal purpose in obtaining the increase in the facility was to enable us to fund our pending acquisition of Alaska Pipeline Company and acquisitions of other gas gathering systems. In May 2003 we used proceeds from our public offering to repay our existing indebtedness of $8.5 million under the facility.

Contractual Obligations and Commercial Commitments

         The following table summarizes our contractual obligations and commercial commitments at December 31, 2003:

                                                                                     Payments Due By Period
                                                                ------------------------------------------------------------------
   Contractual cash obligations:                                  Less than           1 - 3             4 - 5          After 5
   -----------------------------                  Total            1 Year             Years             Years           Years
                                              --------------    --------------    ---------------    ------------    -------------
   Long-term debt...........................   $         -       $         -       $         -         $       -       $       -
   Capital lease obligations................             -                 -                 -                 -               -
   Operating leases.........................       370,500           171,000           199,500                 -               -
   Unconditional purchase obligations.......             -                 -                 -                 -               -
   Other long-term obligations..............             -                 -                 -                 -               -
                                               -----------       -----------       -----------         ---------       ---------
   Total contractual cash obligations.......   $   370,500       $   171,000       $   199,500         $       -       $       -
                                               ===========       ===========       ===========         =========       =========


                                                                           Amount of Commitment Expiration Per Period
                                                                ------------------------------------------------------------------
   Other commercial commitments:                                  Less than           1 - 3             4 - 5          After 5
   -----------------------------                  Total            1 Year             Years             Years           Years
                                              --------------    --------------    ---------------    ------------    -------------
   Lines of credit........................     $         -       $         -        $        -         $       -       $       -
   Standby letter of credit...............               -                 -                 -                 -               -
   Guarantees.............................               -                 -                 -                 -               -
   Standby replacement commitments........               -                 -                 -                 -               -
   Other commercial commitments...........       1,927,000         1,927,000                 -                 -               -
                                               -----------       -----------        ----------         ---------       ---------
   Total commercial commitments...........     $ 1,927,000       $ 1,927,000        $        -         $       -       $       -
                                               ===========       ===========        ==========         =========       =========

         Other commercial commitments relate to commitments to purchase compressors which we had been leasing and for expenditures for pipeline extensions.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenues and expenses during the reporting period. Although we believe our estimates are reasonable, actual results could differ from those estimates. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Key estimates used by our management include estimates used to record revenue and expense accruals, depreciation and amortization, asset impairment and fair values of assets acquired. We summarize our significant accounting policies in
Note 2 to our Consolidated Financial Statements included in this report. We discuss below the critical accounting policies that we have identified.

Revenue and Expenses

         We routinely make accruals for both revenues and expenses due to the timing of receiving information from third parties and reconciling our records with those of third parties. We have determined these estimates using available market data and valuation methodologies. We believe our estimates for these items are reasonable, but cannot assure you that actual amounts will not vary from estimated amounts.

Depreciation and Amortization

         We calculate our depreciation based on the estimated useful lives and salvage values of our assets. However, factors such as usage, equipment failure, competition, regulation or environmental matters could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization.

Impairment of Assets

         In accordance with Statement of Financial Accounting Standards, or SFAS, 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. We determine if our long-lived assets are impaired by comparing the carrying amount of an asset or group of assets with the estimated future cash flows associated with such asset or group of assets. If the carrying amount is greater than the estimated future cash flows, an impairment loss is recognized in the amount of the excess, if any.

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

Goodwill

         At December 31, 2003, we had $2.3 million of goodwill, all of which relates to our acquisition of pipeline assets. We test our goodwill for impairment at each year end by comparing fair values to our carrying values. The evaluation of impairment under SFAS 142, "Goodwill and Other Intangible Assets," requires the use of projections, estimates and assumptions as to the future performance of the operations, including anticipated future revenues, expected future operating costs and the discount factor used. Actual results could differ from projections resulting in revisions to our assumptions and, if required, recognizing an impairment loss. Our test during the current year resulted in no impairment. We will continue to evaluate our goodwill at least annually and will reflect the impairment of goodwill, if any, in operating income in the income statement in the period in which the impairment is indicated.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




Report of Independent Certified Public Accountants




Partners
Atlas Pipeline Partners, L.P.


         We have audited the accompanying consolidated balance sheets of Atlas Pipeline Partners, L.P. and subsidiaries (the "Partnership") as of December 31, 2003 and 2002, and the related consolidated statements of income, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2003 and 2002 and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Partnership changed its method of accounting for goodwill for the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.







/s/ Grant Thornton LLP
---------------------
Cleveland, Ohio
January 30, 2004

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  December 31,
                                                                                      -----------------------------------
                                                                                           2003                 2002
                                                                                      --------------       --------------
                                      ASSETS
  Current assets:
      Cash and cash equivalents.................................................      $   15,078,100       $    1,858,600
      Accounts receivable.......................................................              12,300              500,000
      Prepaid expenses..........................................................              66,600               26,800
                                                                                      --------------       --------------
        Total current assets....................................................          15,157,000            2,385,400

  Property and equipment:
      Gas gathering and transmission facilities.................................          37,018,200           29,384,000
      Less - accumulated depreciation...........................................          (7,390,100)          (5,619,600)
                                                                                      --------------       --------------
        Net property and equipment..............................................          29,628,100           23,764,400

  Goodwill (net of accumulated amortization of $285,300)........................           2,304,600            2,304,600

  Other assets (net of accumulated amortization of $106,100 and $0).............           2,422,400               60,900
                                                                                      --------------       --------------
                                                                                      $   49,512,100       $   28,515,300
                                                                                      ==============       ==============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
  Current liabilities:
      Accounts payable and accrued liabilities..................................      $      520,900       $      107,800
      Accounts payable - affiliates.............................................           1,672,900              347,200
      Distribution payable......................................................           3,073,200            1,873,800
                                                                                      --------------       --------------
        Total current liabilities...............................................           5,267,000            2,328,800

  Long-term debt................................................................                   -            6,500,000

  Partners' capital (deficit):
      Common unitholders, 2,713,659 and 1,621,159 units outstanding.............          43,551,400           19,163,500
      Subordinated unitholder, 1,641,026 units outstanding......................             354,200              683,700
      General partner...........................................................             339,500             (160,700)
                                                                                      --------------       --------------
        Total partners' capital.................................................          44,245,100           19,686,500
                                                                                      --------------       --------------
                                                                                      $   49,512,100       $   28,515,300
                                                                                      ==============       ==============

           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                            December 31,
                                                                     -------------------------------------------------------
                                                                          2003                 2002                2001
                                                                     ---------------      --------------      --------------
  Revenues:
      Transportation..............................................   $    15,650,800      $   10,660,300      $   13,094,700
      Interest income and other...................................            97,900               6,800              34,600
                                                                     ---------------      --------------      --------------
        Total revenues............................................        15,748,700          10,667,100          13,129,300

  Costs and expenses:
      Transportation and compression..............................         2,420,500           2,061,600           1,929,200
      General and administrative..................................         1,660,900           1,481,900           1,112,800
      Depreciation and amortization...............................         1,770,500           1,475,600           1,356,100
      Interest....................................................           258,200             249,800             175,600
                                                                     ---------------      --------------      --------------
        Total costs and expenses..................................         6,110,100           5,268,900           4,573,700
                                                                     ---------------      --------------      --------------

  Net income......................................................   $     9,638,600      $    5,398,200      $    8,555,600
                                                                     ===============      ==============      ==============

  Net income - limited partners...................................   $     8,650,900      $    5,022,300      $    7,499,200
                                                                     ===============      ==============      ==============

  Net income - general partner....................................   $       987,700      $      375,900      $    1,056,400
                                                                     ===============      ==============      ==============

  Basic and diluted net income per limited partner unit...........   $         2.17       $         1.54      $         2.30
                                                                     ===============      ==============      ==============

  Weighted average limited partner units outstanding..............         3,980,541           3,262,185           3,254,543
                                                                     ===============      ==============      ==============

           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                            Number of Limited
                                                              Partner Units
                                                    ----------------------------------
                                                        Common        Subordinated           Common            Subordinated
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000......................      1,500,000        1,641,026        $  18,122,200       $    2,073,800
Issuance of common units..........................        121,159                -            2,250,000                    -
Capital contributions.............................              -                -                    -                    -
Distributions paid to partners....................              -                -           (3,112,800)          (3,150,700)
Distribution payable..............................              -                -             (940,300)            (951,800)
Net income........................................              -                -            3,809,600            3,689,600
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001......................      1,621,159        1,641,026        $  20,128,700       $    1,660,900
Distributions paid to partners....................              -                -           (2,585,700)          (2,617,400)
Distribution payable..............................              -                -             (875,400)            (886,200)
Net income........................................              -                -            2,495,900            2,526,400
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002......................      1,621,159        1,641,026        $  19,163,500       $      683,700
Issuance of common units net of offering costs....      1,092,500                -           25,181,600                    -
Capital contributions.............................              -                -                    -                    -
Distributions paid to partners....................              -                -           (4,164,200)          (2,888,200)
Distribution payable..............................              -                -           (1,696,000)          (1,025,700)
Net income........................................              -                -            5,066,500            3,584,400
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003...................         2,713,659        1,641,026        $  43,551,400       $      354,200
                                                        =========        =========        =============       ==============
------------------------------------------------------------------------------------------------------------------------------

                                                                            Total
                                                                          Partners'
                                                       General             Capital
                                                       Partner            (Deficit)
-----------------------------------------------------------------------------------------
Balance at December 31, 2000......................  $     (88,900)      $  20,107,100
Issuance of common units..........................              -           2,250,000
Capital contributions.............................         45,500              45,500
Distributions paid to partners....................       (971,500)         (7,235,000)
Distribution payable..............................       (157,500)         (2,049,600)
Net income........................................      1,056,400           8,555,600
-----------------------------------------------------------------------------------------
Balance at December 31, 2001......................  $    (116,000)      $  21,673,600
Distributions paid to partners....................       (308,400)         (5,511,500)
Distribution payable..............................       (112,200)         (1,873,800)
Net income........................................        375,900           5,398,200
-----------------------------------------------------------------------------------------
Balance at December 31, 2002......................  $    (160,700)      $  19,686,500
Issuance of common units net of offering costs....              -          25,181,600
Capital contributions.............................        538,500             538,500
Distributions paid to partners....................       (674,500)         (7,726,900)
Distribution payable..............................       (351,500)         (3,073,200)
Net income........................................        987,700           9,638,600
-----------------------------------------------------------------------------------------
Balance at December 31, 2003...................     $     339,500       $  44,245,100
                                                    =============       =============
-----------------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        For the years ended
                                                                                            December 31,
                                                                        ----------------------------------------------------
                                                                              2003               2002              2001
                                                                        ---------------     --------------    --------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................................    $     9,638,600     $    5,398,200    $    8,555,600
  Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization.................................          1,770,500          1,475,600         1,356,100
      Amortization of deferred finance costs........................            106,100             89,800            44,500
  Change in operating assets and liabilities:
      Decrease in accounts receivable
        and prepaid expenses........................................            447,900            909,000           350,000
      Increase (decrease) in accounts payable and
        accrued liabilities.........................................            413,100            (81,800)          (38,000)
      Increase in accounts payable - affiliates.....................          1,325,700            347,200                 -
                                                                        ---------------     --------------    --------------
        Net cash provided by operating activities...................         13,701,900          8,138,000        10,268,200
                                                                        ---------------     --------------    --------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of gathering systems..................................                  -           (165,000)       (1,400,000)
  Increase in other assets..........................................         (1,519,400)                 -                 -
  Capital expenditures..............................................         (7,634,200)        (5,065,600)       (1,728,000)
                                                                        ---------------     --------------    --------------
        Net cash used in investing activities.......................         (9,153,600)        (5,230,600)       (3,128,000)

  CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on revolving credit facility...........................          2,000,000         10,815,800         2,089,000
  Repayments on revolving credit facility...........................         (8,500,000)        (6,404,800)                -
  Issuance of common units net of offering costs....................         25,181,600                  -                 -
  Capital contributions.............................................            538,500                  -            45,500
  Distributions paid to partners....................................         (9,600,700)        (7,561,100)       (9,118,300)
  Increase in other assets..........................................           (948,200)           (60,900)          (37,700)
                                                                        ---------------     --------------    --------------
        Net cash provided by (used in) financing activities.........          8,671,200         (3,211,000)       (7,021,500)
                                                                        ---------------     --------------    --------------

  Increase (decrease) in cash and cash equivalents..................         13,219,500           (303,600)          118,700

  Cash and cash equivalents, beginning of year......................          1,858,600          2,162,200         2,043,500
                                                                        ---------------     --------------    --------------
  Cash and cash equivalents, end of year............................    $    15,078,100     $    1,858,600    $    2,162,200
                                                                        ===============     ==============    ==============

  Supplemental Cash Flow Information:
  Cash paid during the year for interest............................    $       178,000     $      165,200    $       94,800

  Non-cash Activities:
  Issuance of units in exchange for gas gathering and transmission facilities:
      Common........................................................                 -                   -    $    2,250,000
      Subordinated..................................................                 -                   -                 -
  Liability assumed for gas system acquisition......................                 -                   -    $      126,500

           See accompanying notes to consolidated financial statements

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

The Partnership

         Atlas Pipeline Partners, L.P. (the "Partnership") is a Delaware limited partnership formed in May 1999 to acquire, own and operate natural gas gathering systems theretofore owned by Atlas America, Inc. ("Atlas") and its affiliates, Viking Resources Corporation ("VRC") and Resource Energy, Inc. ("REI") (collectively referred to as the "Predecessor"), all of which are wholly-owned subsidiaries of Resource America, Inc. ("RAI" or "Parent"). RAI is a publicly traded company (trading under the symbol REXI on NASDAQ) operating in energy, real estate, equipment leasing and financial services.

Partnership Structure and Management

         The Partnership's operations are conducted through subsidiary entities whose equity interests are owned by the Partnership's operating subsidiary, Atlas Pipeline Operating Partnership, L.P., (the "Operating Partnership"). Atlas Pipeline Partners GP, LLC (a wholly-owned subsidiary of Atlas (the "General Partner")), owns, through its general partner interests in the Partnership and the Operating Partnership, a 2% general partner interest in the consolidated pipeline operations. The remaining 98% consists of limited partner interests of which 62% consists of common units ("Common Units") and 38% consists of subordinated units ("Subordinated Units"). The Subordinated Units are subordinated to the rights of the holders of Common Units. Through the ownership of these Subordinated Units and the General Partner interest, the General Partner effectively manages and controls both the Partnership and the Operating Partnership.

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

Accounting Estimates

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

Accounting Estimates - (Continued)

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

Impairment of Long-Lived Assets

         The Partnership reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset's estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value if such carrying amount exceeds the fair value.

Goodwill

         On January 1, 2002, the Partnership adopted SFAS No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized, but instead tested for impairment at least annually. At that time, the Partnership had unamortized goodwill of $2.3 million. The transitional impairment test required upon adoption of SFAS 142, which involved the use of estimates related to the fair market value of the business operations associated with the goodwill, did not indicate an impairment loss. The Partnership will continue to evaluate its goodwill at least annually and will reflect the impairment of goodwill, if any, in operating income in the statement of operations in the period in which the impairment is indicated.

         Changes in the carrying amount of goodwill for the periods indicated are as follows:

                                                                                       Years Ended December 31,
                                                                             ---------------------------------------------
                                                                                2003            2002              2001
                                                                             -----------      ----------       -----------
Goodwill at beginning of period,
    (less accumulated amortization of $285,300, $285,300
     and $197,300)........................................................   $ 2,304,600      $2,304,600       $ 2,392,600
Amortization expense......................................................             -               -           (88,000)
                                                                             -----------      ----------       -----------
Goodwill at end of period (net of accumulated amortization
    of $285,300 at each year end).........................................   $ 2,304,600      $2,304,600       $ 2,304,600
                                                                             ===========      ==========       ===========

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Goodwill - (Continued)

         Prior to the adoption of SFAS 142, the Partnership amortized goodwill on a straight-line basis over 30 years. Assuming that the Partnership had applied SFAS 142 in 2001, pro forma net income for that year would have been $8,643,600, and pro forma net income per limited partner unit for the year ended December 31, 2002 would have been $2.33.

Distributions

         The Partnership is required to distribute, within 45 days of the end of each quarter, all of its available cash for that quarter. For each quarter during the subordination period (through at least December 31, 2004), to the extent there is sufficient cash available, the Common Unit holders have the right to receive a minimum quarterly distribution ("MQD") of $.42 per unit prior to any distribution to the subordinated units. If distributions in any quarter exceed specified target levels, the General Partner will receive between 15% and 50% of such distributions in excess of the specified target levels.

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

Environmental Matters

         The Partnership is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Partnership has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.

         The Partnership accounts for environmental contingencies in accordance with SFAS 5, "Accounting for Contingencies." Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. The Partnership maintains insurance which may cover in whole or in part certain environmental expenditures. For the three years ended December 31, 2003, the Partnership had no environmental matters requiring specific disclosure or requiring recording of a liability.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Revenue Recognition

         Revenues are recognized at the time the natural gas is transported through the gathering systems. Under the terms of its natural gas gathering agreements with Atlas and its affiliates, the Partnership receives fees for gathering natural gas from wells owned by Atlas, by drilling investment partnerships sponsored by Atlas or by independent third parties whose wells were connected to the Partnership's gathering systems when operations commenced in 2000. The fees received for the gathering services are generally the greater of 16% of the gross sales price for gas produced from the wells, or $.35 or $.40 per thousand cubic feet ("Mcf"), depending on the ownership of the well. Substantially all gas gathering revenues are derived under this agreement. Fees for transportation services provided to independent third parties whose wells are connected to the Partnership's gathering systems are at separately negotiated prices.

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

Net Income Per Unit

         There is no difference between basic and diluted net income per limited partner unit since there are no potentially dilutive units outstanding. Net income per limited partner unit is determined by dividing net income, after deducting the General Partner's 2% interest and incentive distributions, by the weighted average number of outstanding Common Units and Subordinated Units (a total of 3,980,541, 3,262,185 and 3,254,543 units as of December 31, 2003, 2002 and 2001, respectively).

Comprehensive Income

         Comprehensive income includes net income and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income." The Partnership has no other elements of comprehensive income, other than net income, to report.

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

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Concentration of Credit Risk

         Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash. The Partnership places its temporary cash investments in high quality short-term money market instruments and deposits with high quality financial institutions. At December 31, 2003, the Partnership and its subsidiaries had $15.1 million in deposits at one bank, of which $14.8 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

NOTE 3 - RELATED PARTY TRANSACTIONS

         The Partnership is affiliated with RAI and its subsidiaries, including Atlas, VRC and REI ("Affiliates"). The Partnership is dependent upon the resources and services provided by RAI and these Affiliates. Accounts payable-affiliates represents the net balance due to these Affiliates for natural gas transported through the gathering systems, net of reimbursements for Partnership costs and expenses paid by these Affiliates. Substantially all Partnership revenue is from these Affiliates.

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

         The partnership agreement provides that the General Partner will determine the costs and expenses that are allocable to the Partnership in any reasonable manner determined by the General Partner at its sole discretion. For the years ended December 31, 2003, 2002 and 2001, such reimbursements were approximately $11.7 million, $8.8 million and $6.2 million, respectively, including certain costs that have been capitalized by the Partnership.

         Under an agreement with Atlas, VRC and REI, Atlas must construct up to 2,500 feet of sales lines from its existing wells to a point of connection to the Partnership's gathering systems. The Partnership must, at its own cost, extend its system to connect to any such lines extended to within 1,000 feet of its gathering systems. With respect to wells to be drilled by Atlas that will be more than 3,500 feet from the Partnership's gathering systems, the Partnership has various options to connect those wells to its gathering systems at its own cost.

         Atlas has agreed to provide the Partnership with financing for the cost of constructing new gathering system expansions through February 2, 2005, on a stand-by basis. If the Partnership chooses to use this stand-by commitment, the financing will be provided through the issuance of Common Units to Atlas. The number of Common Units issued will be based upon the construction costs advanced and the fair value of the Common Units at the time of such advances. The commitment is for a maximum of $1.5 million in any contract year. As of December 31, 2003, the Partnership had not availed itself of the stand-by financing.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3 - RELATED PARTY TRANSACTIONS - (Continued)

         In connection with the acquisition of Alaska Pipeline Company, L.L.C. ("Alaska Pipeline") (see Note 9), the Partnership has the right to purchase the preferred equity interest of Friedman Billings Ramsey Group and, if the Partnership does not do so, Friedman Billings Ramsey Group has the right to require RAI to purchase the interest. The Partnership paid RAI a fee of $70,750 for this commitment, and will pay RAI an additional fee of $141,500 upon closing of the Alaska Pipeline transaction. RAI has the right to sell the Partnership any portion of the preferred interest it acquires at its cost plus a purchase premium of 2% or, after the 90th day following closing, an amount equal to 1% per month for each month following RAI's acquisition of the preferred interest. The Partnership's purchase from RAI is payable in Common Units and is subject to receipt of any necessary unitholder approval of the issuance of those units.

NOTE 4 - DISTRIBUTION DECLARED

         On December 18, 2003, the Partnership declared a cash distribution of $.625 per unit on its outstanding Common Units and Subordinated Units. The distribution represented the available cash flow for the three months ended December 31, 2003. The $3,073,200 distribution, which includes a distribution of $351,500 to the General Partner in respect to its general partner interest, is scheduled to be paid on February 6, 2004 to unit holders of record on December 31, 2003.

NOTE 5 - CREDIT FACILITY

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

         o the adjusted London Interbank Offered Rate ("LIBOR") rate plus the applicable margin.

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

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5 - CREDIT FACILITY - (Continued)

         There were no outstanding borrowings under this credit facility at December 31, 2003 and $6.5 million was outstanding at December 31, 2002.

         The credit facility requires the Partnership to maintain specified net worth and specified ratios of current assets to current liabilities and debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), and requires it to maintain a specified interest coverage ratio. At December 31, 2003 and 2002, the Partnership was in compliance with all of the financial covenants.

NOTE 6 - LEASES AND COMMITMENTS

         The Partnership leases certain compressors associated with its gathering systems under lease agreements which expire in 2006. Rent expense for the years ended December 31, 2003, 2002 and 2001 was $1,039,400, $839,900 and
$783,700, respectively. Minimum future lease payments for these leases in 2004, 2005 and 2006 are $171,000, $171,000 and $28,500, respectively.

NOTE 7 - ACQUISITIONS

         In January 2001, the Partnership acquired the gas gathering system of Kingston Oil Corporation. The gas gathering system consists of approximately 100 miles of pipeline located in southeastern Ohio. The purchase price was $2,750,000, consisting of $1.3 million of cash and 88,235 common units valued at $17.00 per unit.

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

NOTE 8 - PUBLIC OFFERING OF COMMON UNITS

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

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 9 - PENDING ACQUISITION

         In September 2003, the Partnership entered into a purchase and sale agreement with SEMCO Energy, Inc. ("SEMCO") pursuant to which the Partnership or its designee will purchase all of the outstanding equity of SEMCO's wholly-owned subsidiary, Alaska Pipeline Company, L.L.C., ("Alaska Pipeline") which owns an intrastate natural gas transmission pipeline that delivers gas to metropolitan Anchorage (the "Acquisition"). The total consideration, payable in cash at closing, will be approximately $95.0 million, subject to an adjustment based on the amount of working capital that Alaska Pipeline has at closing.

         Consummation of the Acquisition is subject to a number of conditions, including receipt of governmental and non-governmental consents and approvals and the absence of a material adverse change in Alaska Pipeline's business. Among the required governmental authorizations are approval of the Regulatory Commission of Alaska and expiration, without adverse action, of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Early termination of the waiting period was granted in January 2004. The purchase and sale agreement may be terminated by either the Partnership or SEMCO if the transaction is not consummated by June 16, 2004. The purchase and sale agreement contains customary representations, warranties and indemnifications.

         As part of the Acquisition, at closing, Alaska Pipeline and ENSTAR Natural Gas Company ("ENSTAR"), a division of SEMCO which conducts its gas distribution business in Alaska, will enter into a Special Contract for Gas Transportation pursuant to which ENSTAR will pay a reservation fee for use of all of the pipeline's transportation capacity of $943,000 per month, plus $0.075 per Mcf of gas transported, for 10 years. During 2002, total gas volumes transported on the Alaska Pipeline system averaged 130,000 Mcf per day. SEMCO will execute a gas transmission agreement with Alaska Pipeline pursuant to which SEMCO will be obligated to make up any difference if the Regulatory Commission of Alaska reduces the transportation rates payable by ENSTAR pursuant to the Special Contract.

         Further, Alaska Pipeline will enter into an Operation and Maintenance and Administrative Services Agreement with ENSTAR under which ENSTAR will continue to operate and maintain the pipeline for at least five years for a fee of $334,000 per month for the first three years. Thereafter, ENSTAR's fee will be adjusted for inflation.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 9 - PENDING ACQUISITION - (Continued)

         The Partnership has received a commitment from Friedman, Billings, Ramsey Group, Inc. ("FBR") to make a $25.0 million preferred equity investment in a special purpose vehicle (the "SPV"), to be jointly owned by FBR and the Partnership, which entity will be the acquirer of Alaska Pipeline. Under the terms of the FBR commitment, the Partnership will have the right, during the 18 months following the closing of the Acquisition, to purchase FBR's preferred equity interest in the SPV at FBR's original cost plus accrued and unpaid preferred distributions and a premium. If the Partnership does not purchase FBR's interest, FBR has the right to require RAI to purchase this interest. RAI will then have the right to require the Partnership to purchase the equity interest from it. The Partnership intends to make a $24.0 million common equity investment in the SPV which the Partnership will fund in part through its existing $20.0 million credit facility. The SPV has received a commitment from Wachovia Bank, National Association and Wachovia Capital Markets, LLC for a $50.0 million credit facility to partially finance the Acquisition. Up to $25.0 million of borrowings under the facility will be secured by a lien on and security interest in all of the SPV's property. In addition, upon the earlier to occur of the termination of the Partnership's subordination period or the amendment of the restrictions in the partnership agreement on the Partnership's incurrence of debt, the Partnership will guarantee all borrowings under the facility, securing the guarantee with a pledge of its interest in the SPV.

NOTE 10 - TERMINATION OF PROPOSED ACQUISITION

         On July 31, 2002, the Partnership terminated its agreement with New Vulcan Coal Holdings, L.L.C. and Vulcan Intermediary, L.L.C. (collectively, "Vulcan") to acquire Triton Coal Company ("Triton"). The related purchase agreement for the sale of the interests held by Atlas in the General Partner also terminated. The Partnership incurred approximately $1,500,000 in costs in connection with the Triton transaction. Atlas had advanced these costs to the Partnership.

         Vulcan reimbursed the Partnership under the terms of the acquisition agreement for $1,187,500 of the transaction costs. The Partnership expensed transaction costs of $156,300, one half of the difference between costs incurred and those reimbursed by Vulcan. Atlas paid the balance of the unreimbursed costs.

                 ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 11 - QUARTERLY FINANCIAL DATA (Unaudited)

                                                              March 31         June 30        September 30      December 31
                                                              --------         -------        ------------      -----------
                                                                         (in thousands, except per unit data)
Year ended December 31, 2003
Revenues...............................................      $    3,330       $    4,348       $    4,199       $    3,872
Costs and expenses.....................................           1,418            1,662            1,530            1,500
Net income.............................................           1,912            2,686            2,669            2,372
Net income - limited partners..........................           1,780            2,479            2,352            2,040
Net income - general partner...........................             132              207              317              332
Basic and diluted net income per limited partner unit..             .55              .63              .54              .47
Weighted average units outstanding.....................       3,262,185        3,934,493        4,354,685        4,354,685

Year ended December 31, 2002:
Revenues...............................................      $    2,577       $    2,618       $    2,667       $    2,805
Costs and expenses.....................................           1,205            1,382            1,276            1,406
Net income.............................................           1,372            1,236            1,391            1,399
Net income - limited partners..........................           1,292            1,143            1,290            1,297
Net income - general partner...........................              80               93              101              102
Basic and diluted net income per limited partner unit..             .40              .35              .40              .39
Weighted average units outstanding.....................       3,262,185        3,262,185        3,262,185        3,262,185

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         The chairman and chief financial officer of our general partner, our principal executive officer and financial officer, respectively, have evaluated our disclosure controls and procedures, (as defined in Rules 13a-14 (c) and 15d-14(c)) within 90 days prior to the filing of this report. Based upon this evaluation, these officers believe that our disclosure controls and procedures are effective.

Changes in Internal Controls

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the last evaluation of our internal controls by the chairman and chief financial officer of our general partner.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

         Our general partner manages our activities. Unitholders do not directly or indirectly participate in our management or operation or have actual or apparent authority to enter into contracts on our behalf or to otherwise bind us. Our general partner will be liable, as general partner, for all of our debts to the extent not paid, except to the extent that indebtedness or other obligations incurred by us are specifically with recourse only to our assets. Whenever possible, our general partner intends to make any of our indebtedness or other obligations with recourse only to our assets.

         Three members of the managing board of our general partner who are neither officers nor employees of our general partner nor directors, managing board members, officers or employees of any affiliate of our general partner (and have not been for the past five years) serve on the conflicts committee. Messrs. William Bagnell, Donald Delson and Murray Levin currently serve as the conflicts committee of the managing board. The conflicts committee has the authority to review specific matters as to which the managing board believes there may be a conflict of interest in order to determine if the resolution of the conflict proposed by our general partner is fair and reasonable to us. Any matters approved by the conflicts committee are conclusively judged to be fair and reasonable to us, approved by all our partners and not a breach by our general partner or its managing board of any duties they may owe us or the unitholders. In addition, the members of the conflicts committee also constitute an audit committee which reviews the external financial reporting by our management, the audit by our independent public accountants, the procedures for internal auditing and the adequacy of our internal accounting controls. Mr. Delson has been designated as the audit committee financial expert by the "board of managers of the general partner, who determined that he is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act.

         As is commonly the case with publicly traded limited partnerships, we do not directly employ any of the persons responsible for our management or operation. Rather, Atlas America personnel manage and operate our business. Officers of our general partner may spend a substantial amount of time managing the business and affairs of Atlas America and its affiliates and may face a conflict regarding the allocation of their time between our business and affairs and their other business interests.

Managing Board Members and Executive Officers of Our General Partner

         The following table sets forth information with respect to the executive officers and managing board members of our general partner.

                                                                                Year
                                                                              in which
Name                        Age         Position with general partner       service began
----                        ---         -----------------------------       -------------
Edward E. Cohen              65    Chairman of the Managing Board               1999
Jonathan Z. Cohen            32    Vice Chairman of the Managing Board          1999
Michael L. Staines           54    President, Chief Operating Officer
                                   and Managing Board Member                    1999
Steven J. Kessler            60    Chief Financial Officer                      2002
Tony C. Banks                48    Managing Board Member                        1999
William R. Bagnell           40    Managing Board Member                        1999
Donald W. Delson             52    Managing Board Member                        2003
Murray S. Levin              61    Managing Board Member                        2001

         Edward E. Cohen has been Chairman of the Board of Directors of Resource America since 1990, Chief Executive Officer and a director of Resource America since 1988 and President of Resource America from 2000 to 2003. He has been Chairman of the Board of Directors of Atlas America since 1998. He is Chairman of the Board of Directors of Brandywine Construction & Management, Inc., a property management company, and a director of TRM Corporation, a publicly traded consumer services company. Mr. Cohen is the father of Jonathan Z. Cohen.

         Jonathan Z. Cohen has been the President of Resource America since October 2003, and its Chief Operating Officer and a director since 2002. He was the Executive Vice President of Resource America from 2001 until 2003. Before that, Mr. Cohen had been a Senior Vice President since 1999. Mr. Cohen has been Vice Chairman of Atlas America since 1998. Mr. Cohen has also served as Trustee and Secretary of RAIT Investment Trust, a publicly-traded real estate investment trust, since 1997, Vice Chairman of RAIT since 2003 and Chairman of the Board of Directors of The Richardson Company, a sales consulting company, since 1999. Mr. Cohen is the son of Edward E. Cohen.

         Michael L. Staines has been Senior Vice President of Resource America since 1989 and served as a director from 1989 through 2000 and Secretary from 1989 through 1998. Since 1998, Mr. Staines has been Executive Vice President, Secretary and a director of Atlas America. Mr. Staines is a member of the Ohio Oil and Gas Association, the Independent Oil and Gas Association of New York and the Independent Petroleum Association of America.

         Steven J. Kessler has been Senior Vice President and Chief Financial Officer of Resource America since 1997. Before that he was Vice President, Finance and Acquisitions, at Kravco Company, a national shopping center developer and operator.

         Tony C. Banks is a consultant to utilities, energy service companies and energy technology firms. From 2000 through early 2002, Mr. Banks was President of RAI Ventures, Inc. and Chairman of the Board of Optiron Corporation, which was an energy technology subsidiary of Atlas America until 2002. In addition, Mr. Banks served as President of our general partner during 2000. He was Chief Executive Officer and President of Atlas America from 1998 through 2000. From 1995 to 1998, Mr. Banks was Vice President of various subsidiaries of Atlas America.

         William R. Bagnell has been Vice President-Energy for Planalytics, Inc., an energy industry software company, since 2000. Before that, he was from 1998 the Director of Sales for Fisher Tank Company, a national manufacturer of carbon and stainless steel bulk storage tanks. From 1992 through 1998, Mr. Bagnell was a Manager of Business Development for Buckeye Pipeline Partners, L.P., a publicly traded master limited partnership which is a transporter of refined petroleum products.

         Donald W. Delson has been a managing director in corporate finance at Keefe, Bruyette & Woods, Inc. since 1997. Before that, he was a managing director at Alex Brown & Sons.

         Murray S. Levin is a senior litigation partner at Pepper Hamilton LLP. Mr. Levin served as the first American President of the Association Internationale des Jeunes Avocats (Young Lawyers International Association), headquartered in Western Europe. He is a past president of the American Chapter and a member of the board of directors of the Union Internationale des Avocats (International Association of Lawyers), a Paris-based organization that is the world's oldest international lawyers association.

Other Significant Employees

         Nancy J. McGurk, 48, has been the Chief Accounting Officer of our general partner since 1999. Ms. McGurk has been Vice President of Resource America since 1992 and Treasurer and Chief Accounting Officer since 1989.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and managing board members of our general partner and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all such reports. Based solely upon our review of reports received by us, or representations that no filings were required, we believe that all of the officers and managing board members of our general partner complied with all applicable filing requirements during 2003. We did not have any record holders of 10% or more of our common units in 2003.

Reimbursement of Expenses of Our General Partner and Its Affiliates

         Our general partner does not receive any management fee or other compensation for its services apart from its general partnership and incentive distribution interests. We reimburse our general partner and its affiliates, including Atlas, for all expenses incurred on our behalf. These expenses include the costs of employee, officer and managing board member compensation and benefits properly allocable to us, and all other expenses necessary or appropriate to the conduct of our business. Our partnership agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner determined by our general partner in its sole discretion. Our general partner allocates the costs of employee and officer compensation and benefits based upon the amount of business time spent by those employees and officers on our business. We reimbursed our general partner $11.7 million for expenses incurred and capitalized costs during 2003.

Compensation Committee Interlocks and Insider Participation

         Neither we nor the managing board of our general partner has a compensation committee. Compensation of the personnel of Resource America and its affiliates who provide us with services is set by Resource America and such affiliates. The independent members of the managing board of our general partner, however, do review the allocation of the salaries of such personnel for purposes of reimbursement, discussed in "Reimbursement of Expenses of our General Partner and Its Affiliates, above and in Item 11, "Executive Compensation." None of the independent managing board members is an employee or former employee of ours or of our general partner. However, Mr. Bagnell was, until September 1992, an employee of Resource America, the ultimate parent of our general partner and served from December 1998 until February 2003 as a trustee of its employee stock ownership plan and from September 1999 until February 2003 as a trustee of its 401(k) plan. No executive officer of our general partner is a director or executive officer of any entity in which an independent managing board member is a director or executive officer.

Code of Business Conduct and Ethics

         Because we do not directly employ any persons, we rely on a Code of Business Conduct and Ethics adopted by Resource America that applies to the principal executive officer, principal financial officer and principal accounting officer of our general partner, as well as to persons performing services for us generally. You may obtain a copy of this code of ethics by a request to our general partner at 311 Rouser Road, Moon Township, Pennsylvania 15108. We will disclose any amendment to, or waiver from, a provision of our code of ethics by filing a current report on Form 8-K.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

         We do not directly compensate the executive officers of our general partner. Rather, Resource America and its affiliates allocate the compensation of the executive officers between activities on behalf of our general partner and us and activities on behalf of itself and its affiliates based upon an estimate of the time spent by such persons on activities for us and for Resource America and its affiliates. We reimburse our general partner for the compensation allocated to us. The compensation allocation was $1,035,000, $438,000 and $431,500 for the years ended December 31, 2003, 2002 and 2001, respectively. The following table sets forth the compensation allocation for the last three fiscal years for our general partner's Chief Executive Officer and President. No other executive officer of the general partner received an allocation of aggregate salary and bonus in excess of $100,000 during the periods indicated.

                                           Summary Compensation Table

------------------------------------------------------------------ ---------- --------------- --------------

------------------------------------------------------------------ ---------- --------------- --------------
Name and principal position                                           Year         Salary          Bonus
---------------------------                                           ----         ------          -----
------------------------------------------------------------------ ---------- --------------- --------------

Edward E. Cohen, Chairman of the Managing Board and                   2003      $   179,600     $  119,700
  Chief Executive Officer                                             2002                0              0
                                                                      2001                0              0
------------------------------------------------------------------ ---------- --------------- --------------

Michael L. Staines, President, Chief Operating Officer                2003      $   133,300     $   10,000
   and Managing Board Member                                          2002          169,979         28,058
                                                                      2001          193,500              0
------------------------------------------------------------------ ---------- --------------- --------------

Compensation of Managing Board Members

         Our general partner does not pay additional remuneration to officers or employees of Resource America who also serve as managing board members. In fiscal year 2003, each non-employee managing board member received an annual retainer of $6,000 together with $1,000 for each board meeting attended, $1,000 for each committee meeting attended where he is chairman of the committee and $500 for each committee meeting attended where he is not chairman. Effective January 1, 2004, each non-employee managing board member will receive an annual retainer of $20,000 in cash and an annual grant of phantom units (1) with DER's
(2) in an amount equal to the lesser of 500 units or $15,000 worth of units (based upon the market price of our common units) pursuant to our Long-term Incentive Plan, which was approved by our unitholders on February 11, 2004. In addition, our general partner reimburses each non-employee board member for out-of-pocket expenses in connection with attending meetings of the board or committees. We reimburse our general partner for these expenses and indemnify our general partner's managing board members for actions associated with being managing board members to the extent permitted under Delaware law.

----------------------
(1) A phantom unit is one which, upon vesting, entitles the holder to receive a common unit or its then fair market value in cash, as as specified in the grant.

(2) A right, granted in tandem with a specific phantom unit, to receive an amount in cash equal to, and at the same time as, the cash distributions made by us on our outstanding common units.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number and percentage of our common units held by beneficial owners of 5% or more of either our common or subordinated units, by executive officers and members of the managing board of our general partner and by all of the executive officers and managing board members of our general partner as a group as of February 10, 2004. The subordinated units listed opposite the name of each person represent subordinated units owned by our general partner. By reason of their position as managing board members or executive officers of our general partner, such persons may be deemed to have shared voting and investment power over the subordinated units. The address of our general partner, its executive officers and managing board members is 311 Rouser Road, Moon Township, Pennsylvania 15108.

        Name of Beneficial Owner               Common Units       Percent of Class   Subordinated Units    Percent of Class
        ------------------------               ------------       ----------------   ------------------    ----------------
Atlas Pipeline Partners GP............               -                   -                1,641,026              100%
Edward E. Cohen.......................               -                   -                1,641,026              100%
Steven J. Kessler.....................               -                   -                1,641,026              100%
Jonathan Z. Cohen.....................             1,277                 *                1,641,026              100%
Michael L. Staines....................               -                   -                1,641,026              100%
William R. Bagnell....................               -                   -                1,641,026              100%
Donald W. Delson......................               -                   -                1,641,026              100%
Tony C. Banks.........................               -                   -                1,641,026              100%
Murray S. Levin.......................               -                   -                1,641,026              100%
Executive officers and managing board
  members as a group (8 persons)......             1,277                 *                1,641,026              100%

------------------
*    Less than 1%.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         At December 31, 2003, our general partner owned 1,641,026 subordinated units constituting 38% of the limited partner interest in us. Our general partner also owned, through its 1.0101% general partnership interest in us and 1.0101% general partnership interest in our operating subsidiary, Atlas Pipeline Operating Partnership, a 2% general partner interest in our consolidated pipeline operations. We paid our general partner distributions totaling $4,561,100 during fiscal 2003 in respect of these interests.

         The omnibus agreement and the natural gas gathering agreements, which we describe in Item 1, "Business Agreements with Atlas America," with Atlas America and its affiliates were not the result of arms-length negotiations and, accordingly, we cannot assure you that we could have obtained more favorable terms from independent third parties similarly situated. However, since these agreements principally involve the imposition of obligations on Atlas America and its affiliates, we do not believe that we could obtain similar agreements from independent third parties.

         In connection with the acquisition of Alaska Pipeline described in Item 1, "Business - General," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Pending Acquisition," we have the right to purchase the preferred equity interest of Friedman Billings Ramsey Group in APC Acquisition, the entity we formed to acquire Alaska Pipeline. If we do not do so, Friedman Billings Ramsey Group has the right to require Resource America, the parent of our general partner, to purchase the interest. We paid Resource America a fee of $70,750 for this commitment, and will pay it an additional fee of $141,500 upon closing of the Alaska Pipeline transaction. Resource America has the right to sell us any portion of the preferred interest it acquires at its cost plus a purchase premium of 2% or, after the 90th day following closing, an amount equal to 1% per month for each month following Resource America's acquisition of the preferred interest. Our purchase from Resource America is payable in common units and is subject to receipt of any necessary unitholder approval of the issuance.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Aggregate fees recognized by the Partnership during the years ending December 31, 2003 and 2002 by its principal accounting firm, Grant Thornton, LLP are set forth below. The audit committee of the managing board of our general partner has considered whether the provision of the non-audit services described below is compatible with maintaining the principal accountant's independence.

                                                    2003                2002
                                                -------------      -------------
  Audit fees (1)...........................     $      89,100      $      80,400
  Audit related fees (2)...................                --                 --
  Tax fees (3).............................            47,000            185,700
  All other fees (4).......................           237,600             84,500
                                                -------------      -------------
  Total aggregate fees billed..............     $     373,700      $     350,600
                                                =============      =============

         (1) Includes the aggregate fees recognized in each of the last two years for professional services rendered by Grant Thornton, LLP for the audit of the Partnership's annual financial statements and the review of financial statements included in Form 10-Q. The fees are for services that are normally provided by Grant Thornton, LLP in connection with statutory or regulatory filings or engagements.

         (2) There were no aggregate fees billed in each of the last two years for assurance and related services by Grant Thornton, LLP that are reasonably related to the performance of the audit or review of the Partnership's financial statements.

         (3) Includes the aggregate fees recognized in each of the last two years for professional services rendered by Grant Thornton, LLP for tax compliance, tax advice, and tax planning.

         (4) Includes the aggregate fees recognized in each of the last two years for products and services provided by Grant Thornton, LLP, other than those services described above. Services in this category include due diligence related to an acquisition.

Procedures For Audit Committee Pre-Approval of Audit and Permissible Non-Audit
   Services of Independent Auditor

         Pursuant to its charter, the Audit Committee of the managing board of our general partner is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent auditors.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)(1)     Financial Statements
                   The financial statements required by this Item 15(a)(1) are set forth in Item 8.

        (a)(2) Financial Statement Schedules No schedules are required to be presented.

        (a)(3)     Exhibits

                     Exhibit No.     Description
                     -----------     -----------

                       2.1(1)   Purchase and Sale Agreement dated
                                September 16, 2003 between Atlas Pipeline
                                Partners,  L.P. and SEMCO Energy, Inc.(1)
                       3.1(2)   Amended and Restated Agreement of Limited
                                Partnership of Atlas Pipeline Partners, L.P.(2)
                       3.2(2)   Certificate of Limited Partnership of Atlas
                                Pipeline Partners, L.P.(2)
                       4.1(2)   Common unit certificate.(2)
                      10.1      Third Amendment to Credit Agreement among
                                Atlas Pipeline Partners, L.P., Wachovia Bank,
                                National Association and certain subsidiaries of Atlas Pipeline Partners, L.P. as guarantors dated September 15, 2003.

                      21.1      Subsidiaries of Atlas Pipeline Partners, L.P.

                      31.1      Rule 13a-14(a)/15d-14(a) Certification

                      31.2      Rule 13a-14(a)/15d-14(a) Certification

                      32.1      Section 1350 Certification

                      32.2      Section 1350 Certification

(b) Reports on Form 8-K

         None

------------------------
(1) Filed previously as an exhibit to our current report on Form 8-K dated September 16, 2003 and by this reference incorporated herein.

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


                                        ATLAS PIPELINE PARTNERS, L.P.
                                        By:  Atlas Pipeline Partners GP, LLC,
                                               its General Partner
March 1, 2004                           By:  /s/ Edward E. Cohen
                                             ---------------------------------
                                             Chairman of the Managing Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 1, 2004.


/s/ Edward E. Cohen             Chairman of the Managing Board of the General
------------------------------  Partner (Chief Executive Officer of the
EDWARD E. COHEN                 General Partner)

/s/ Jonathan Z. Cohen           Vice Chairman of the Managing Board of the
------------------------------  General Partner
JONATHAN Z. COHEN

/s/ Michael L. Staines          President, Chief Operating Officer, Secretary
------------------------------ and Managing Board Member of the General Partner MICHAEL L. STAINES

/s/ Steven J. Kessler           Chief Financial Officer of the General Partner
------------------------------
STEVEN J. KESSLER

/s/ Nancy J. McGurk             Chief Accounting Officer of the General Partner
------------------------------
NANCY J. McGURK

/s/ Tony C. Banks               Managing Board Member of the General Partner
------------------------------
TONY C. BANKS

/s/ William R. Bagnell          Managing Board Member of the General Partner
------------------------------
WILLIAM R. BAGNELL

/s/ Donald W. Delson.           Managing Board Member of the General Partner
------------------------------
Donald W. Delson

/s/ Murray S. Levin             Managing Board Member of the General Partner
------------------------------
MURRAY S. LEVIN