Form 10-Q
period 2004-03-31
ATLAS PIPELINE PARTNERS LP
filed 2004-05-07
CIK 1092914

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________ Commission file number: 1-4998

ATLAS PIPELINE PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	23-3011077 (I.R.S. Employer Identification No.)

311 Rouser Road Moon Township, Pennsylvania (Address of principal executive office)	15108 (Zip code)

Registrant’s telephone number, including area code: (412) 262-2830

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

Yes [X]    No [ ]

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES INDEX TO QUARTERLY REPORT ON FORM 10-Q

		PAGE
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and
	December 31, 2003	2

	Consolidated Statements of Income for the Three Months Ended
	March 31, 2004 and March 31, 2003 (Unaudited)	3

	Consolidated Statement of Partners' Capital for the Three
	Months Ended March 31, 2004 (Unaudited)	4

	Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2004 and March 31, 2003 (Unaudited)	5

	Notes to Consolidated Financial Statements - March 31, 2004 (Unaudited)	6 - 10

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16 - 17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 6.	Exhibits and Reports on Form 8-K	18

SIGNATURES		19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,978,600	$15,078,100
Accounts receivable	3,300	12,300
Prepaid expenses	222,800	66,600

Total current assets	12,204,700	15,157,000

Property and equipment:
Gas gathering and transmission facilities	38,202,800	37,018,200
Less - accumulated depreciation	(7,908,800)	(7,390,100)

Net property and equipment	30,294,000	29,628,100

Goodwill(net of accumulated amortization of $285,300)	2,304,600	2,304,600

Other assets (net of accumulated amortization of $143,500
and $106,100	2,546,500	2,422,400

	$47,349,800	$49,512,100

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$259,800	$520,900
Accounts payable - affiliates	368,300	1,672,900
Distribution payable	3,118,400	3,073,200

Total current liabilities	3,746,500	5,267,000

Long-term debt	--	--

Partners' capital:
Common unitholders, 2,713,659 units outstanding	43,163,000	43,551,400
Subordinated unitholder, 1,641,026 units outstanding	119,600	354,200
General partner	320,700	339,500

Total partners' capital	43,603,300	44,245,100

	$47,349,800	$49,512,100

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)

	2004	2003
Revenues:
Transportation and compression	$4,210,300	$3,328,400
Interest income and other	35,600	1,100

Total revenues	4,245,900	3,329,500

Costs and expenses:
Transportation and compression	606,800	608,200
General and administrative	581,100	319,100
Depreciation and amortization	518,700	406,700
Interest expense	62,700	83,500

Total costs and expenses	1,769,300	1,417,500

Net income	$2,476,600	$1,912,000

Net income - limited partners	$2,121,500	$1,779,800

Net income - general partner	$355,100	$132,200

Basic net income per limited partner unit	$.49	$.55

Weighted average limited partner units outstanding - basic	4,354,685	3,262,185

Diluted net income per limited partner unit	$.49	$.55

Weighted average limited partner units outstanding - diluted	4,355,615	3,262,185

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(Unaudited)

	Number of Limited Partner Units				General	Total Partners' Capital
	Common	Subordinated	Common	Subordinated	Partner	(Deficit)

Balance at January 1, 2004	2,713,659	1,641,026	$ 43,551,400	$ 354,200	$ 339,500	$ 44,245,100
Distribution payable	--	--	(1,710,700)	(1,033,800)	(373,900)	(3,118,400)
Net income	--	--	1,322,300	799,200	355,100	2,476,600

Balance at March 31, 2004	2,713,659	1,641,026	$ 43,163,000	$ 119,600	$ 320,700	$ 43,603,300

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES CONSOLIDATED
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,476,600	$1,912,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	518,700	406,700
Amortization of deferred finance costs	37,400	22,400
Change in operating assets and liabilities:
Increase in accounts receivable and prepaid expenses	(147,200)	(314,000)
Decrease in accounts payable and accrued liabilities	(261,100)	(235,900)
Decrease in accounts payable - affiliates	(1,304,600)	--

Net cash provided by operating activities	1,319,800	1,791,200

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in other assets	(120,200)	--
Capital expenditures	(1,184,600)	(1,191,700)

Net cash used in investing activities	(1,304,800)	(1,191,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit facility	--	2,000,000
Distributions paid to partners	(3,073,200)	(1,873,800)
Increase in other assets	(41,300)	(264,800)

Net cash used in financing activities	(3,114,500)	(138,600)

Increase (decrease) in cash and cash equivalents	(3,099,500)	460,900

Cash and cash equivalents, beginning of period	15,078,100	1,858,600

Cash and cash equivalents, end of period	$11,978,600	$2,319,500

Supplemental Cash Flow Information:
Cash paid during the year for interest	$50,800	$62,200

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

        The consolidated financial statements of the Partnership and its wholly-owned subsidiaries as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three month period ended March 31, 2004 may not necessarily be indicative of the results of operations for the full year ending December 31, 2004.

        Certain reclassifications have been made to the consolidated financial statements for the three month period ended March 31, 2003 to conform to the presentation for the three month period ended March 31, 2004.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

        For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair values because of the short maturities of these items.

Net Income Per Unit

        Basic net income per limited partner unit is determined by dividing net income, after deducting the general partner’s 2% and incentive interest, by the weighted average number of outstanding common units and subordinated units. Net income per unit — diluted is determined by dividing net income by the sum of the weighted average number of common and subordinated units outstanding and dilutive potential units during the period. Dilutive potential units consist of common units issuable under the terms of the Partnership’s Long-Term Incentive Plan.

        The following table presents a reconciliation of the components used in the computation of net income per unit-basic and net income unit-diluted for the periods indicated:

	Three Months Ended March 31,
	2004	2003
Net income-limited partners	$2,121,500	$1,779,800

Basic average limited partner units outstanding	4,354,685	3,262,185
Dilutive effect of phantom units	930	--

Dilutive average limited partner units	4,355,615	3,262,185

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2004
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES–(Continued)

Comprehensive Income

        Comprehensive income includes net income and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income.” The Partnership has no elements of comprehensive income, other than net income, to report.

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

Goodwill

        Goodwill is evaluated for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142. As of January 1, 2002, the date of adoption, the Partnership had unamortized goodwill in the amount of $2.3 million. The transitional impairment test required, upon adoption of SFAS 142, which involved the use of estimates related to the fair market value of the business operations associated with the goodwill, did not indicate an impairment loss. The Partnership evaluates its goodwill at least annually and will reflect the impairment of goodwill, if any, in operating income in the income statement in the period in which the impairment is indicated.

Concentration of Credit Risk

        Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash. The Partnership places its temporary cash investments in high quality short-term money market instruments and deposits with high quality financial institutions. At March 31, 2004, the Partnership and its subsidiaries had $12.0 million in deposits at one bank, of which $11.7 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

NOTE 3 – DISTRIBUTION DECLARED

        The Partnership will generally make quarterly cash distributions of substantially all of its available cash, generally defined as cash on hand at the end of the quarter less cash reserves deemed appropriate to provide for future operating costs, potential acquisitions and future distributions.

        On March 19, 2004, the Partnership declared a cash distribution of $.63 per unit on its outstanding common units and subordinated units. The distribution represents the available cash flow for the three months ended March 31, 2004. The $3,118,400 distribution, which includes a distribution of $373,900 to the general partner, will be paid on May 7, 2004 to unitholders of record on March 31, 2004.

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2004
(Unaudited)

NOTE 3 – DISTRIBUTION DECLARED –(Continued)

        Available cash is initially distributed 98% to limited partners and 2% to the general partner. These distribution percentages are modified to provide for incentive distributions to be paid to the general partner in the event that quarterly distributions to unitholders exceed certain specified targets. Incentive distributions are generally defined as all cash distributions paid to the general partner that are in excess of 2% of the aggregate amount of cash being distributed. The general partner’s incentive distributions for the distributions declared for the three months ended March 31, 2004 and 2003 were $311,400 and $95,500, respectively.

NOTE 4 – CREDIT FACILITY

        In September 2003, the Partnership amended and increased its credit facility from $15.0 million to $20.0 million. Borrowings under the facility are secured by a lien on and security interest in all the property of the Partnership and its subsidiaries, including pledges by the Partnership of the issued and outstanding equity interests in its subsidiaries. Up to $3.0 million of the facility may be used for standby letters of credit. No such letters of credit have been issued under the facility. The revolving credit facility has a term ending in December 2005 and bears interest at one of two rates, elected at the Partnership’s option:

o	the base rate plus the applicable margin; or

o	the adjusted LIBOR plus the applicable margin.

        The base rate for any day equals the higher of the federal funds rate plus ½ of 1% or the Wachovia Bank prime rate. Adjusted LIBOR is LIBOR divided by 1.00 minus the percentage prescribed by the Federal Reserve Board for determining the reserve requirement for euro currency funding. The applicable margin is as follows:

o	where the Partnership’s leverage ratio, as defined in the credit facility agreement, is less than or equal to 1.5, the applicable margin is 0.00% for base rate loans and 1.50% for LIBOR loans;

o	where the Partnership’s leverage ratio is greater than 1.5 but less than or equal to 2.5, the applicable margin is 0.25% for base rate loans and 1.75% for LIBOR loans;

o	where the Partnership’s leverage ratio is greater than 2.5, but less than or equal to 3.0, the applicable margin is 0.50% for base rate loans and 2.00% for LIBOR loans and

o	where the Partnership’s leverage ratio is greater than 3.0, the applicable margin is 0.75% for base rate loans and 2.50% for LIBOR loans.

        At March 31, 2004 and December 31, 2003, there were no borrowings under this credit facility.

        The credit facility requires the Partnership to maintain specified net worth and specified ratios of current assets to current liabilities and debt to EBITDA, and requires it to maintain a specified interest coverage ratio. At March 31, 2004, the Partnership was in compliance with all of the financial covenants.

NOTE 5 — PENDING ACQUISITION

        In September 2003, the Partnership entered into a purchase substantially all of the assets of SEMCO Energy, Inc. (“SEMCO”) pursuant to which the Partnership or its designee will purchase substantially all of the assets of SEMCO’s wholly-owned subsidiary, Alaska Pipeline Company, which owns an intrastate natural gas transmission pipeline that delivers gas to metropolitan Anchorage (the “Acquisition”). The total consideration, payable in cash at closing, will be approximately $95.0 million, subject to an adjustment based on the amount of working capital that Alaska Pipeline has at closing.

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2004
(Unaudited)

NOTE 5 — PENDING ACQUISITION — (Continued)

        Consummation of the Acquisition is subject to a number of conditions, including receipt of governmental and non-governmental consents and approvals and the absence of a material adverse change in Alaska Pipeline’s business. The purchase and sale agreement may be terminated by either the Partnership or SEMCO if the transaction is not consummated by June 16, 2004. Among the required governmental authorizations are approval of the Regulatory Commission of Alaska and expiration, without adverse action, of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The Partnership received an early termination of the waiting period in January 2004. On April 20, 2004, the Regulatory Commission issued an “Order Accepting Stipulation Approving Transfer of Control, Finding Motion for Expedited Consideration Moot, and Requiring Filing” finding that approval of the transaction is in the public interest and consistent with controlling law. A 30-day appeal period commenced with the issuance of the Regulatory Commission's order. The Partnership believes that the Regulatory Commission order meets the regulatory approval requirements recited in the purchase and sale agreement, and that the acquisition can be completed within the agreed upon timeframe. SEMCO Energy has informed the Partnership that it believes the Regulatory Commission order does not comply with the regulatory approval requirements. On May 5, 2004, SEMCO Energy filed a “Petition for Clarification or Alternatively Reconsideration” on an expedited basis with the Regulatory Commission seeking clarification or amendment of the order that SEMCO Energy believes would make the order comply with the regulatory approval requirements. The acquisition could be delayed or prevented if the issues surrounding the order and SEMCO Energy's petition are not resolved in a timely manner.

        As part of the Acquisition, at closing, Alaska Pipeline and ENSTAR Natural Gas Company (“ENSTAR”), a division of SEMCO which conducts its gas distribution business in Alaska, will enter into a Special Contract for Gas Transportation pursuant to which ENSTAR will pay a reservation fee for use of all of the pipeline’s transportation capacity of $943,000 per month, plus $.075 per thousand cubic feet, or mcf, of gas transported, for 10 years. During 2003, total gas volumes delivered through the Alaska Pipeline system averaged approximately 147 million cubic feet per day. SEMCO will execute a gas transmission agreement with Alaska Pipeline pursuant to which SEMCO will be obligated to make up any difference if the Regulatory Commission of Alaska reduces the transportation rates payable by ENSTAR pursuant to the Special Contract.

        Further, Alaska Pipeline will enter into an Operation and Maintenance and Administrative Services Agreement with ENSTAR under which ENSTAR will continue to operate and maintain the pipeline for at least 5 years for a fee of $334,000 per month for the first three years. Thereafter, ENSTAR’s fee will be adjusted for inflation.

NOTE 6 – SPECIAL MEETING OF UNITHOLDERS

        On February 11, 2004 at a special meeting of unitholders, the following were approved:

o	The issuance of up to 2.0 million common units in connection with the Partnership’s proposed acquisition of Alaska Pipeline Company, of which 750,000 were issued in April 2004 as discussed in Note 7.

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued) MARCH 31, 2004 (Unaudited)

NOTE 6 – SPECIAL MEETING OF UNITHOLDERS – (Continued)

o	The Atlas Pipeline Partners, L.P. Long-Term Incentive Plan (the “Plan”) in which officers, employees and non-employee managing board members of Atlas Pipeline Partners GP, LLC (the “General Partner”) and it affiliates who perform services for the Partnership are eligible to participate. The Plan will be administered by the General Partner’s managing board or by a committee appointed by the managing board (the “Committee”), which will set the terms of awards under the Plan. The managing board may make awards of either phantom units or options for an aggregate of 435,000 common units, provided that the maximum number of phantom units that may be awarded in total to non-employee managing board members is 10,000. A phantom unit entitles the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the Committee, cash equivalent to the fair market value of a common unit. In addition, the Committee may grant a participant the right, known as a DER, to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions the Partnership makes on a common unit during the period the phantom unit is outstanding. An option entitles the grantee to purchase the Partnership’s common units at an exercise price determined by the Committee, which may be less than, equal to or more than the fair market value of the Partnership’s common units on the date of the grant. The Committee also has discretion to determine how the exercise price may be paid. On an annual basis, each non-employee managing board member of the General Partner will be awarded the lesser of 500 or that number of phantom units, with DERs, equal to $15,000 divided by the then fair market value of a common unit for service on the managing board, beginning when the Plan was approved by the Partnership’s unitholders. Except for phantom units awarded to non-employee managing board members of the General Partner, the managing board will determine the vesting period for phantom units and the exercise period for options. Phantom units awarded to non-employee managing board members will vest over a 4-year period at the rate of 25% per year. Both types of awards will automatically vest upon a change of control, as defined in the Plan. On February 11, 2004 the Partnership awarded 1,692 phantom units to the General Partner's non-employee managing board members.

At an adjournment of the special meeting of unitholders which was recovered on March 9, 2004, the following was approved:

o	Amendments to the Partnership agreement that remove the limitations on the Partnership’s ability to issue common units and incur debt.

NOTE 7 –SUBSEQUENT EVENT

        In April 2004, the Partnership completed a public offering of 750,000 common units of limited partner interest. The net proceeds after underwriting discounts, commissions and estimated costs were approximately $25.0 million. The Partnership intends to use these proceeds for the acquisition of Alaska Pipeline from SEMCO by increasing the Partnership’s investment in APC Acquisition LLC, its subsidiary that will purchase Alaska Pipeline, from $24.4 million to $49.4 million. The proceeds of this offering will enable the Partnership to forgo the mezzanine financing that would otherwise have been provided by Friedman, Billings, Ramsey Group, Inc. To the extent that the Partnership does not apply the net proceeds to the purchase of Alaska Pipeline, the Partnership intends to use them as working capital.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS

Forward-Looking Statements

        When used in this Form 10-Q, the words “believes” “anticipates” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1, under the caption “Risk Factors”, in our annual report on Form 10-K for 2003. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

        In September 2003, we entered into a purchase and sale agreement with SEMCO Energy, Inc. under which we or our designee will purchase substantially all of the assets of SEMCO’s wholly-owned subsidiary, Alaska Pipeline Company, which owns a 354-mile intrastate natural gas transmission pipeline that delivers gas to metropolitan Anchorage. The total consideration, payable in cash at closing, will be approximately $95.0 million, subject to an adjustment based on the amount of working capital that Alaska Pipeline has at closing. Completion of the transaction is subject to a number of conditions, including receipt of governmental and non-governmental consents and approvals and the absence of a material adverse change in Alaska Pipeline’s business. Among the required governmental authorizations are approval of the Regulatory Commission of Alaska and expiration, without adverse action, of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The purchase and sale agreement may be terminated by either SEMCO or us if the transaction is not completed by June 16, 2004 unless the party seeking the termination caused the delay by failing to fulfill its obligation under the agreement. We received an early termination of the Hart-Scott-Rodino waiting period in January 2004. On April 20, 2004, the Regulatory Commission issued an “Order Accepting Stipulation Approving Transfer of Control, Finding Motion for Expedited Consideration Moot, and Requiring Filing” finding that approval of the transaction is in the public interest and consistent with controlling law. A 30-day appeal period commenced with the issuance of the Regulatory Commission's order. We believe that the Regulatory Commission order meets the regulatory approval requirements recited in the purchase and sale agreement, and that the acquisition can be completed within the agreed upon timeframe. SEMCO Energy has informed us that it believes the Regulatory Commission order does not comply with the regulatory approval requirements. On May 5, 2004, SEMCO Energy filed a “Petition for Clarification or Alternatively Reconsideration” on an expedited basis with the Regulatory Commission seeking clarification or amendment of the order that SEMCO Energy believes would make the order comply with the regulatory approval requirements. The acquisition could be delayed or prevented if the issues surrounding the order and SEMCO Energy's petition are not resolved in a timely manner.

Results of Operations

        In the three months ended March 31, 2004 and 2003, our principal revenues came from the operation of our pipeline gathering systems which transport and compress natural gas. Two variables which affect our transportation revenues are:

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

We set forth the average volumes we transported, our average transportation rates per mcf and revenues received by us for the periods indicated in the following table:

	Three Months Ended March 31,
	2004	2003
Average daily throughput volumes in mcf	$51,437	$50,045

Average transportation rate per mcf	$.90	$.74

Total transportation and compression revenues	$4,210,300	$3,328,400

Three Months Ended March 31, 2004 Compared to March 31, 2003

       Revenues.   Our transportation and compression revenues increased to $4,210,300 in the three months ended March 31, 2004 from $3,328,400 in the three months ended March 31, 2003. The increase of $881,900 (26%) resulted from an increase in the average transportation fee paid to us ($722,900) and an increase in the volumes of natural gas we transported ($159,000).

        Our average daily throughput volumes were 51,437 mcf in the three months ended March 31, 2004 as compared to 50,045 mcf in the three months ended March 31, 2003, an increase of 1,392 mcf (3%). During the twelve months ended March 31, 2004, we added 274 new wells to our system. Although throughput volumes increased as compared to the prior year, they were less than the quarter ended December 31, 2003 because gas delivery associated with many of the wells connected to our system was constrained by cold weather related operating problems and additional gas taken by landowners under their contractuals right.

        Our average transportation rate was $.90 per mcf in the three months ended March 31, 2004 as compared to $.74 per mcf in the three months ended March 31, 2003, an increase of $.16 per mcf (22%). In the first quarter of 2004, natural gas prices increased significantly over the prior year period. Since our transportation rates are generally at fixed percentages of the sales price of the natural gas we transport, the higher prices resulted in an increase in our average transportation rate.

        Costs and Expenses. Our transportation and compression expenses decreased to $606,800 in the three months ended March 31, 2004 as compared to $608,200 in the three months ended March 31, 2003, a decrease of $1,400. Our average cost per mcf of transportation and compression was $.13 in the three months ended March 31, 2004 as compared to $.14 in the three months ended March 31, 2003, a decrease of $.01 (7%). This decrease resulted primarily from a decrease in compressor expenses due to the replacement of leased compressors with purchased compressors in the three months ended December 31, 2003.

        Our general and administrative expenses increased to $581,100 in the three months ended March 31, 2004 as compared to $319,100 in the three months ended March 31, 2003, an increase of $262,000 (82%). This increase primarily resulted from an increase in our cost associated with the preparation and filing of two tax returns for 2003. This is a result of our general partner reducing its ownership in us below 50%, requiring a change in our tax year-end from September 30th to December 31st which necessitated the filing of an additional short year tax return. This expense will not reoccur. In addition, allocations of compensation and benefits from Atlas America and its affiliates increased $61,000 due to an increase in management time spent during the quarter on acquisitions and our public offering.

        Our depreciation expense increased to $518,700 in the three months ended March 31, 2004 as compared to $406,700 in the three months ended March 31, 2003, an increase of $112,000 (28%). This increase resulted from our increased asset base associated with pipeline extensions and the upgrade of compressors and compressor stations. We anticipate that our depreciation will increase in the remainder of 2004 as a result of our pipeline extensions and compressor upgrades.

        Our interest expense decreased to $62,700 in the three months ended March 31, 2004 as compared to $83,500 in the three months ended March 31, 2003. This decrease of $20,800 (25%) resulted from decreased borrowings in the three months ended March 31, 2004 as compared to the same period in 2003 because in June 2003 we repaid all of our existing debt with proceeds from a public offering we completed in May 2003. Our interest expense in the three months ended March 31, 2004 consisted of commitment fees on amounts not drawn on our credit facility and amortization of our debt issuance costs.

Liquidity and Capital Resources

        Our primary cash requirements, in addition to normal operating expenses, are for debt service, maintenance capital expenditures, expansion capital expenditures and quarterly distributions to our unitholders and general partner. In addition to cash generated from operations, we have the ability to meet our cash requirements, (other than distributions to our unitholders and general partner) through borrowings under our credit facility. In general, we expect to fund:

o	cash distributions and maintenance capital expenditures through existing cash and cash flows from operating activities;

o	expansion capital expenditures and working capital deficits through the retention of cash and additiona borrowings; and

o	debt principal payments through additional borrowings as they become due or by the issuance of additional common units.

        In September 2003, we entered into an agreement to purchase Alaska Pipeline, subject to certain conditions. We discuss this transaction and its potential effects on our liquidity and capital resources in “Pending Acquisition.”

        At March 31, 2004, we had no outstanding borrowings and $20.0 million of remaining borrowing capacity under our credit facility.

        The following table summarizes our financial condition and liquidity at the dates indicated:

	March 31, 2004	December 31, 2003
Current ratio	3.3x	2.9x
Working capital (in thousands)	$8,458	$9,890

        Net cash provided by operations of $1,319,800 in the three months ended March 31, 2004 decreased $471,400 from $1,791,200 in the three months ended March 31, 2003. The decrease in cash flow provided by operations in 2003 was principally due to the repayment of costs associated with the pending acquisition of Alaska Pipeline in the current period, which were previously advanced to us by Atlas America. Partially offsetting this decrease was an increase in cash flow from operations before depreciation and amortization of $691,600.

        Net cash used in investing activities was $1,304,800 for the three months ended March 31, 2004, an increase of $113,100 from $1,191,700 in the three months ended March 31, 2003. The principal reason for this increase was expenditures related to transaction costs associated with our pending acquisition of Alaska Pipeline.

        Net cash used in financing activities was $3,114,500 for the three months ended March 31, 2004, an increase of $2,975,900 from cash used in financing activities of $138,600 in the three months ended March 31, 2003. The principal reason for the change was that we had no borrowings or repayments on our existing credit facility in the current year, whereas in the prior year we borrowed $2,000,000. In addition, distributions paid to partners in the current quarter increased $1,199,400 as compared to the three months ended March 31, 2003.

Capital Expenditures

        Our property and equipment was approximately 64% and 60% of our total consolidated assets at March 31, 2004 and December 31, 2003, respectively. Capital expenditures were $1,184,600 and $1,191,700 for the quarters ended March 31, 2004 and 2003, respectively. These capital expenditures principally consisted of costs relating to expansion of our existing gathering systems to accommodate new wells drilled in our service area and compressor upgrades. During the three months ended March 31, 2004, we connected 77 wells to our gathering system. As of March 31, 2004, we were committed to expend approximately $1.4 million for pipeline extensions and compressor upgrades. In addition, we anticipate capital expenditures in 2004 for maintenance and expansion associated with Alaska Pipeline, our pending acquisition, to total $5.2 million. We also anticipate that capital expenditures will increase in the remainder of 2004 as a result of an increase in the number of wells estimated to be connected to our gathering systems.

Pending Acquisition

        As described in Note 5 to our consolidated financial statements, we have agreed to acquire Alaska Pipeline Company for $95.0 million. We anticipate costs in connection with the transaction will be approximately $4.0 million. The acquisition is contingent upon the satisfaction of certain conditions, principally approval of the transaction by the Regulatory Commission of Alaska and the expiration of waiting periods under the Hart Scott Rodino Antitrust Improvements Act. The purchase and sale agreement may be terminated by either SEMCO Energy or us if the transaction is not completed by June 16, 2004 unless the party seeking the termination caused the delay by failing to fulfill its obligations under the agreement. We received an early termination of the Hart-Scott-Rodino waiting period in January 2004. On April 20, 2004, the Regulatory Commission issued an "Order Accepting Stipulation Approving Transfer of Control, Finding Motion for Expedited Consideration Moot, and Requiring Filing" finding that approval of the transaction is in the public interest and consistent with controlling law. A 30-day appeal period commenced with the issuance of the Regulatory Commission's order. We believe that the Regulatory Commission order meets the regulatory approval requirements recited in the purchase and sale agreement, and that the acquisition can be completed within the agreed upon timeframe. SEMCO Energy has informed us that it believes the Regulatory Commission order does not comply with the regulatory approval requirements. On May 5, 2004, SEMCO Energy filed a “Petition for Clarification or Alternatively Reconsideration” on an expedited basis with the Regulatory Commission seeking clarification or amendment of the order that SEMCO Energy believes would make the order comply with the regulatory approval requirements. The acquisition could be delayed or prevented if the issues surrounding the order and SEMCO Energy's petition are not resolved in a timely manner. We intend to fund the acquisition price and expenses as follows:

o	We intend to borrow all of the $20.0 million available under our existing credit facility. We intend to use this amount, $4.0 million of working capital and $25.0 million of proceeds from the recent public offering of 750,000 common units, to make a common equity contribution to APC Acquisition, LLC, a newly-formed entity that will acquire Alaska Pipeline. To the extent that we do not apply the net proceeds from the recent public offering to the purchase of Alaska Pipeline, we intend to use them as working capital.

14

o	APC Acquisition has received a commitment for a $50.0 million credit facility to be administered by Wachovia Bank. It will borrow $50.0 million under this facility.

         Although the borrowings for the acquisition under the Wachovia Bank credit facilities will reduce our capacity for further borrowing and reduce the amount of cash from operations that would otherwise be available to us from the combination of our operations with those of Alaska Pipeline, we believe that our remaining liquidity and capital resources would be more than sufficient to meet our post-acquisition operational needs.

Long-Term Debt

        We increased our credit facility to $20.0 million in September 2003. The principal purpose for increasing the increase in the facility was to enable us to fund our pending acquisition of Alaska Pipeline and acquisitions of other gas gathering systems.

Contractual Obligations and Commercial Commitments

         The following table summarizes our contractual obligations and commercial commitments at March 31, 2004:

Payments Due By Period
Contractual cash obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt	$--	$--	$--	$--	$--
Capital lease obligations	--	--	--	--	--
Operating leases	327,800	171,000	156,850	--	--
Unconditional purchase obligations	--	--	--	--	--
Other long-term obligations	--	--	--	--	--

Total contractual cash obligations:	$327,800	$171,000	$156,850	$--	$--

The operating leases represent lease commitments for compressors with varying expiration dates. These commitments are routine and were made in the normal course of our business.

		Amount of Commitment Expiration Per Period
Other commercial commitments:	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Standby letters of credit	$--	$--	$--	$--	$--
Guarantees	--	--	--	--	--
Standby replacement commitments	--	--	--	--	--
Other commercial commitments	1,413,900	1,413,900	--	--	--

Total commercial commitments	$1,413,900	$1,413,900	$--	$--	$--

Other commercial commitments relate to commitments to purchase our compressors rather than lease them and expenditures for pipeline extensions.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenues and expenses during the reporting period. Although we believe our estimates are reasonable, actual results could differ from those estimates. We summarize our significant accounting policies in Note 2 to our Consolidated Financial Statements in our annual report on Form 10-K for 2003. The critical accounting policies and estimates that we have identified are discussed below.

Revenues and Costs and Expenses

        We routinely make accruals for both revenues and costs and expenses due to the timing of receiving information from third parties and reconciling our records with those of third parties. We estimate the accrual amounts using available market data and valuation methodologies. We believe our estimates are reasonable, but there is no assurance that actual amounts will not vary from estimated amounts.

Depreciation and Amortization

        We calculate our depreciation based on the estimated useful lives and salvage values of our assets. However, factors such as usage, equipment failure, competition, regulation or environmental matters could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization.

Impairment of Assets

        In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we determine if our long-lived assets are impaired by comparing the carrying amount of an asset or group of assets with the estimated future cash flows associated with such asset or group of assets. If the carrying amount is greater than the estimated future cash flows, an impairment loss is recognized in the amount of the excess, if any, of such carrying amount over the fair value of the asset or group of assets.

Goodwill

        At March 31, 2004, we had $2.3 million of goodwill, all of which relates to our acquisition of pipeline assets. We test our goodwill for impairment each year. Our test during 2003 resulted in no impairment. We will continue to evaluate our goodwill at least annually and will reflect the impairment of goodwill, if any, in operating income in the income statement in the period in which the impairment is indicated. Our next annual evaluation of goodwill for impairment will be as of December 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        All of our assets and liabilities are denominated in U.S. dollars, and as a result, we do not have exposure to currency exchange risks.

        We do not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions, and as a result, we do not have exposure to derivatives risk.

        Our major market risk exposure is in the pricing applicable to natural gas sales which in turn affects our transportation rates. Realized pricing is primarily driven by spot market prices for natural gas. Pricing for natural gas production has been volatile and unpredictable for several years.

        Market risk inherent in our debt is the potential change arising from increases or decreases in interest rates. Changes in variable rate debt usually do not affect the fair value of the debt instrument, but may affect our future earnings and cash flows.

        We have a $20.0 million revolving credit facility to fund the expansion of our existing gathering systems and the acquisition of other gas gathering systems. We had no amounts drawn on this facility at March 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        There have been no significant changes in our internal controls over financial reporting that has partially affected, or is reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal quarter.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On March 9, 2004 the registrant’s unitholders approved amendments to the registrant’s partnership agreement that removed limitations on its ability to issue common units and to incur debt, thereby advancing the scheduled expiration date of these limitations by approximately 9 months from January 1, 2005 to March 9, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On February 11, 2004, the registrant held a special meeting of unitholders at which the following matters were voted on:

o	Issuance of up to 2.0 million common units of limited partner interest in connection with the registrant's proposed acquisition of Alaska Pipeline Company and to fund anticipated capital expenditures for the maintenance and expansion of the Alaska Pipeline system:
FOR:                   2,812,574
AGAINST:              87,894
ABSTAIN: 18,632

o	The registrant’s Long-Term Incentive Plan: FOR: 2,678,887 AGAINST: 207,299 ABSTAIN: 32,911
On March 9, 2004, the registrant recovered the adjourned special meeting of unitholders at which the following matter was voted on:

o	Amendments to the registrant’s partnership agreement to remove the limitations on the ability to issue common units and incur debt: FOR: 3,064,685 AGAINST: 123,765 ABSTAIN: 28,560

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit No.	Description
3.1	Second Amended and Restated Agreement of Limited Partnership (1)
3.2	Certificate of Limited Partnership of Atlas Pipeline Partners, L.P. (2)
31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
32.2	Section 1350 Certifications

(1)	Previously filed as an exhibit to the Partnership’s registration statement on Form S-3, Registration No. 333-113523 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Partnership’s registration statement on Form S-1, Registration No. 333-85193 and incorporated herein by reference.

(b)	Reports on Form 8K:

None

SIGNATURES

ATLAS PIPELINE PARTNERS, L.P.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: ATLAS PIPELINE PARTNERS, L.P.

Dated: May 7, 2004	/s/ Edward E. Cohen Edward E. Cohen Chairman of the Managing Board of the General Partner (Chief Executive Officer of the General Partner)

Dated: May 7, 2004	/s/ Michael L. Staines Michael L. Staines President and Chief Operating Officer, Managing Board Member of the General Partner

Dated: May 7, 2004	/s/ Steven J. Kessler Steven J. Kessler Chief Financial Officer of the General Partner

Dated: May 7, 2004	/s/ Nancy J. McGurk Nancy J. McGurk Chief Accounting Officer of the General Partner

19