Form 10-Q
period 2005-09-30
ATLAS PIPELINE PARTNERS LP
filed 2005-11-02
CIK 1092914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number:1-4998
ATLAS PIPELINE PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

DELAWARE	23-3011077
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

311 Rouser Road
Moon Township, Pennsylvania	15108
(Address of principal executive office)	(Zip code)
Registrant’s telephone number, including area code:(412) 262-2830
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	September 30,	December 31,
ASSETS	2005	2004

Current assets:
Cash and cash equivalents	$12,035	$18,214
Accounts receivable-affiliates	4,418	1,496
Accounts receivable	41,289	13,729
Current portion of hedge asset	14,993	40
Prepaid expenses	1,595	1,056

Total current assets	74,330	34,535

Property, plant and equipment, net	304,704	175,259

Long-term hedge asset	5,970	14

Intangible assets, net	12,398	—

Goodwill	80,201	2,305

Other assets	6,855	4,672

	$484,458	$216,785

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Current portion of long-term debt	$63	$2,303
Accrued liabilities	6,360	3,144
Current portion of hedge liability	37,663	1,959
Accrued producer liabilities	32,543	10,996
Accounts payable	7,257	2,341
Distribution payable	—	6,467

Total current liabilities	83,886	27,210

Long-term hedge liability	29,962	722

Long-term debt, less current portion	183,582	52,149

Commitments and contingencies

Partners’ capital:
Limited partners’ interests	227,065	135,761
General partner’s interest	6,407	2,261
Accumulated other comprehensive loss	(46,444)	(1,318)

Total partners’ capital	187,028	136,704

	$484,458	$216,785

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Natural gas and liquids	$96,234	$30,048	$218,268	$30,048
Transportation and compression — affiliates	6,248	4,645	16,447	13,292
Transportation and compression — third parties	16	20	54	52
Interest income and other	147	166	352	282

Total revenues and other income	102,645	34,879	235,121	43,674

Costs and expenses:
Natural gas and liquids	82,537	24,588	184,578	24,588
Plant operating	2,745	931	7,242	931
Transportation and compression	871	564	2,169	1,709
General and administrative	2,431	1,344	7,763	2,180
Compensation reimbursement — affiliates	412	393	1,365	721
Depreciation and amortization	3,438	1,021	8,495	2,132
Interest	3,166	1,076	8,478	1,202
Terminated acquisition	(9)	2,987	138	2,987

Total costs and expenses	95,591	32,904	220,228	36,450

Net income	7,054	1,975	14,893	7,224
Premium on preferred unit redemption	—	400	—	400

Net income attributable to partners	$7,054	$1,575	$14,893	$6,824

Allocation of net income attributable to partners:
Limited partners’ interest	$4,600	$624	$9,003	$5,105
General partner’s interest	2,454	951	5,890	1,719

Net income attributable to partners	$7,054	$1,575	$14,893	$6,824

Net income attributable to partners per limited partner unit:
Basic	$0.48	$0.09	$1.09	$0.94

Diluted	$0.48	$0.09	$1.09	$0.94

Weighted average limited partner units outstanding:
Basic	9,511	6,839	8,226	5,416

Diluted	9,591	6,844	8,277	5,418

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(in thousands, except unit data)
(Unaudited)

						Accumulated
	Number of Limited					Other	Total
	Partner Units				General	Comprehensive	Partners'
	Common	Subordinated	Common	Subordinated	Partner	Loss	Capital
Balance at January 1, 2005	5,563,659	1,641,026	$135,759	$2	$2,261	$(1,318)	$136,704

Conversion of subordinated units	1,641,026	(1,641,026)	2	(2)	—	—	—
Issuance of common units in public offering	2,300,000	—	91,720	—	—	—	91,720
Issuance of common units under long-term incentive plan	14,581	—	—	—	—	—	—
Capital contributions	—	—	—	—	1,930	—	1,930
Unissued common units under long-term incentive plan	—	—	3,494	—	—	—	3,494
Distributions to partners	—	—	(12,722)	—	(3,674)	—	(16,396)
Distribution equivalent rights paid on unissued units under long-term incentive plan	—	—	(191)	—	—	—	(191)
Other comprehensive loss	—	—	—	—	—	(45,126)	(45,126)
Net income	—	—	9,003	—	5,890	—	14,893

Balance at September 30, 2005	9,519,266	—	$227,065	$—	$6,407	$(46,444)	$187,028

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,893	$7,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,495	2,132
Non-cash (gain) loss on derivative value	(1,091)	585
Non-cash compensation under long-term incentive plan	2,809	342
Amortization of deferred finance costs	1,741	163
Change in operating assets and liabilities, net of effects of acquisitions:
Increase (decrease) in accounts receivable and prepaid expenses	(22,317)	506
Increase in accounts payable and accrued liabilities	25,511	3,797
(Increase) decrease in accounts receivable — affiliates	(2,922)	2,987

Net cash provided by operating activities	27,119	17,736

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(195,201)	(141,564)
Capital expenditures	(34,519)	(4,419)
Other	(172)	255

Net cash used in investing activities	(229,892)	(145,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	271,500	100,000
Repayments under credit facility	(142,250)	(40,000)
Distributions paid to partners	(22,864)	(9,846)
General partner capital contributions	1,930	1,994
Net proceeds from issuance of limited partner units	91,720	92,714
Net proceeds from sale of preferred units	—	20,000
Redemption of preferred units	—	(20,000)
Other	(3,442)	(2,928)

Net cash provided by financing activities	196,594	141,934

Net change in cash and cash equivalents	(6,179)	13,942
Cash and cash equivalents, beginning of period	18,214	15,078

Cash and cash equivalents, end of period	$12,035	$29,020

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
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
     The accompanying consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2004 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and nine month periods ended September 30, 2005 may not necessarily be indicative of the results of operations for the full year ending December 31, 2005.
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
Use of Estimates
     The preparation of the Partnership’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities that exist at the date of the Partnership’s consolidated financial statements, as well as the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates.
     The natural gas industry principally conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results for the Partnership include estimated volumes and market prices. Differences between estimated and actual amounts are recognized in the following month’s financial results. Management believes that the operating results presented for the three and nine months ended September 30, 2005 represent actual results in all material respects (see Revenue Recognition accounting policy for further description).

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2005
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Net Income Per Unit
     Basic net income per limited partner unit is computed by dividing net income, after deducting the general partner’s interest, by the weighted average number of limited partner units outstanding for the period. The general partner’s interest in net income is calculated on a quarterly basis based upon its 2% interest and incentive distributions (see Note 4). Diluted net income per limited partner unit is calculated by dividing net income applicable to limited partners by the sum of the weighted-average number of limited partner units outstanding and the dilutive effect of phantom unit awards, as calculated by the treasury stock method. Phantom units consist of common units issuable under the terms of the Partnership’s Long-Term Incentive Plan (see Note 11). The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income per limited partner unit to those used to compute diluted net income per limited partner unit (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Weighted average number of limited partner units — basic	9,511	6,839	8,226	5,416

Add effect of dilutive unit incentive awards	80	5	51	2

Weighted average number of limited partner units — diluted	9,591	6,844	8,277	5,418

Receivables
     In evaluating the realizability of its accounts receivable, the Partnership performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the Partnership’s review of its customers’ credit information. The Partnership extends credit on an unsecured basis to many of its energy customers. At September 30, 2005 and December 31, 2004, the Partnership recorded no allowance for uncollectible accounts receivable impairment.
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

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2005
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
     The following table sets forth the calculation of the Partnership’s comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income	$7,054	$1,975	$14,893	$7,224
Premium on preferred unit redemption	—	(400)	—	(400)

Net income attributable to partners	$7,054	$1,575	$14,893	$6,824

Other comprehensive loss:
Change in fair value of derivative instruments accounted for as hedges	(29,622)	(3,955)	(49,507)	(3,955)
Add: reclassification adjustment for losses realized in net income	2,450	27	4,381	27

	(27,172)	(3,928)	(45,126)	(3,928)

Comprehensive (loss) income	$(20,118)	$(2,353)	$(30,233)	$2,896

Revenue Recognition
     The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas, NGLs and oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices (see Uses of Estimates accounting policy for further description). The Partnership had unbilled revenues at September 30, 2005 and December 31, 2004 of $42.1 million and $15.3 million, respectively, included in accounts receivable and accounts receivable-affiliates within the consolidated balance sheets.
Intangible Assets
     At September 30, 2005, the Partnership had $12.4 million of intangible assets, net of accumulated amortization of $0.5 million, which was recorded in connection with natural gas gathering contracts assumed in consummated acquisitions (see Note 7). SFAS No. 142 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset must be amortized over the best estimate of its useful life. At a minimum, the Partnership will assess the useful lives and residual values of all intangible assets on an annual basis to determine if adjustments are required. Amortization expense on the customer contract intangible assets, which have an estimated life of 12 years and are amortized on a straight-line basis, was $0.5 million for the three and nine months ended September 30, 2005. There was no amortization expense on intangible assets recorded during the three and nine months ended September 30, 2004. Amortization expense related to intangible assets is estimated to be $1.1 million for each of the next five calendar years.

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2005
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Goodwill
     At September 30, 2005 and December 31, 2004, the Partnership had $80.2 million and $2.3 million, respectively, of goodwill which was recognized in connection with consummated acquisitions (see Note 7). The Partnership tests its goodwill for impairment at each year end by comparing fair values to its carrying values.
     The evaluation of impairment under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” requires the use of projections, estimates and assumptions as to the future performance of the Partnership’s operations, including anticipated future revenues, expected future operating costs and the discount factor used. Actual results could differ from projections, resulting in revisions to the Partnership’s assumptions and, if required, recognition of an impairment loss. The Partnership’s test of goodwill at December 31, 2004 resulted in no impairment, and no impairment indicators have been noted as of September 30, 2005. The Partnership will continue to evaluate its goodwill at least annually and when impairment indicators arise, will reflect the impairment of goodwill, if any, within the consolidated statements of income in the period in which the impairment is indicated.
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
SEPTEMBER 30, 2005
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
NOTE 3 — EQUITY OFFERINGS
     On June 2, 2005, the Partnership sold 2.3 million common units in a public offering for total gross proceeds of $96.5 million. The units were issued under the Partnership’s previously filed Form S-3 shelf registration statement. The sale of the units resulted in net proceeds of approximately $91.7 million, after underwriting commissions and other transaction costs. The Partnership primarily utilized the net proceeds from the sale to repay a portion of the amounts due under its credit facility. In connection with this offering, the General Partner contributed $1.9 million to the Partnership in order to maintain its 2.0% general partner interest. At September 30, 2005, Atlas’ ownership interest in the Partnership was 18.9%, including its 2.0% general partner interest.
     On July 20, 2004, the Partnership sold 2.1 million common units in a public offering for total gross proceeds of $73.0 million. The units were issued under the Partnership’s previously filed Form S-3 shelf registration statement. The sale of the units resulted in net proceeds of approximately $67.5 million, after underwriting commissions and other transaction costs. The Partnership utilized the net proceeds from the sale primarily to repay a portion of the amounts due under its credit facility and to redeem preferred units issued in connection with the acquisition of Spectrum Field Services, Inc. in July 2004 for $20.4 million (see Note 7). In connection with this offering, the General Partner contributed $1.5 million to the Partnership in order to maintain its 2.0% general partner interest.
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

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2005
(Unaudited)
NOTE 4 — DISTRIBUTIONS
     The Partnership will generally make quarterly cash distributions of substantially all of its available cash, generally defined as cash on hand at the end of the quarter less cash reserves established by the General Partner, at its discretion, to provide for future operating costs, potential acquisitions and future distributions, among other items. Pursuant to the partnership agreement, the General Partner receives incremental incentive cash distributions when cash distributions exceed certain target thresholds. Distributions paid by the Partnership for the period from January 1, 2004 through September 30, 2005 were as follows:

		Cash	Total Cash	Total Cash
Date Cash		Distribution	Distribution	Distribution
Distribution	For Quarter	per Limited	to Limited	to the General
Paid	Ended	Partner Unit	Partners	Partner
			(in thousands)	(in thousands)

February 6, 2004	December 31, 2003	$0.625	$2,722	$351
May 7, 2004	March 31, 2004	$0.630	$2,743	$374
August 6, 2004	June 30, 2004	$0.630	$3,216	$438
November 5, 2004	September 30, 2004	$0.690	$4,971	$1,060

February 11, 2005	December 31, 2004	$0.720	$5,187	$1,280
May 13, 2005	March 31, 2005	$0.750	$5,404	$1,500
August 5, 2005	June 30, 2005	$0.770	$7,319	$2,174
     On October 27, 2005, the Partnership declared a cash distribution of $0.81 per unit on its outstanding limited partner units, representing the cash distribution for the quarter ended September 30, 2005. The $10.3 million distribution, including $2.6 million to the general partner, will be paid on November 14, 2005 to unitholders of record at the close of business on November 7, 2005.
     At December 31, 2004, the Partnership had 1,641,026 subordinated units outstanding, all of which were held by the general partner. In January 2005, these subordinated units were converted to common units as the Partnership met stipulated tests under the terms of the partnership agreement allowing for such conversions. While the general partner’s rights as the holder of the subordinated units are no longer subordinated to the rights of the common unitholders, these units have not yet been registered with the Securities and Exchange Commission and, therefore, their resale in the public market is subject to restrictions under the Securities Act.

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2005
(Unaudited)
NOTE 5 — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consist of the following (in thousands):

			Estimated
	September 30,	December 31,	Useful Lives
	2005	2004	in Years
Pipelines, processing and compression facilities	$304,795	$168,932	15 - 40
Rights of way.	15,109	14,128	20 - 40
Buildings.	3,351	3,215	40
Furniture and equipment.	700	517	3 - 7
Other.	562	307	3 - 10

	324,517	187,099
Less — accumulated depreciation.	(19,813)	(11,840)

	$304,704	$175,259

     In April 2005, the Partnership completed the acquisition of ETC Oklahoma Pipeline, Ltd. for approximately $196.0 million (see Note 7). Due to its recent date of acquisition, the purchase price allocation is based upon preliminary data that is subject to adjustment and could change significantly as the Partnership continues to evaluate this allocation. At September 30, 2005, the purchase price allocated to property, plant and equipment for this acquisition by the Partnership was included within the pipelines, processing and compression facilities category within the above table.
NOTE 6 — OTHER ASSETS
     Other assets consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Deferred finance costs, net of accumulated amortization of $1,237 and $506 at September 30, 2005 and December 31, 2004, respectively	$4,771	$3,316
Security deposits	1,659	1,356
Other	425	—

	$6,855	$4,672

     Deferred finance costs are recorded at cost and amortized over the term of the respective debt agreement (see Note 9). In June 2005, the Partnership charged operations $1.0 million of accelerated amortization of deferred financing costs associated with the retirement of the term portion of its $270 million credit facility.

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2005
(Unaudited)
NOTE 7 -ACQUISITIONS
Spectrum
     On July 16, 2004, the Partnership acquired Spectrum Field Services, Inc. (“Spectrum”), for approximately $141.6 million, including transaction costs and the payment of taxes due as a result of the transaction. Spectrum’s principal assets included 1,900 miles of natural gas pipelines and a natural gas processing facility in Velma, Oklahoma. The acquisition was accounted for using the purchase method of accounting under SFAS No. 141, “Business Combinations” (“SFAS No. 141”). The following table presents the purchase price allocation, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values at the date of acquisition (in thousands):

Cash and cash equivalents	$803
Accounts receivable	18,505
Prepaid expenses	649
Property, plant and equipment	139,464
Other long-term assets	1,054

Total assets acquired	160,475

Accounts payable and accrued liabilities	(17,153)
Hedging liabilities	(1,519)
Long-term debt	(164)

Total liabilities assumed	(18,836)

Net assets acquired	$141,639

     The results of the acquisition are included within the Partnership’s consolidated financial statements from its date of acquisition. In connection with financing the acquisition of Spectrum, the Partnership issued preferred units to Resource America and Atlas America for $20.0 million. These preferred units were subsequently redeemed for $20.4 million, including a $0.4 million premium, with the net proceeds from the Partnership’s July 20, 2004 equity offering (see Note 3).
Elk City
     On April 14, 2005, the Partnership acquired all of the outstanding equity interests in ETC Oklahoma Pipeline, Ltd. (“Elk City”), a Texas limited partnership, for $196.0 million, including related transaction costs. Elk City’s principal assets included 318 miles of natural gas pipelines located in the Anadarko Basin in western Oklahoma, a natural gas processing facility in Elk City, Oklahoma, with total capacity of 130 million cubic feet of gas per day (“mmcf/d”) and a gas treatment facility in Prentiss, Oklahoma, with a total capacity of 100 mmcf/d. The purchase price is subject to post-closing adjustments based upon, among other things, gas imbalances, certain prepaid expenses and capital expenditures, and title defects, if any. The acquisition was accounted for using the purchase method of accounting under SFAS No. 141.

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2005
(Unaudited)
NOTE 7 —ACQUISITIONS (Continued)
Elk City — (Continued)
     The following table presents the purchase price allocation, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values at the date of acquisition (in thousands):

Accounts receivable	$5,587
Other assets	497
Property, plant and equipment	104,091
Intangible assets	12,890
Goodwill	77,896

Total assets acquired	200,961

Accounts payable and accrued liabilities	(4,970)

Total liabilities assumed	(4,970)

Net assets acquired	$195,991

     Due to its recent date of acquisition, the purchase price allocation for Elk City is based upon preliminary data that is subject to adjustment and could change significantly as the Partnership continues to evaluate this allocation. The Partnership recognized goodwill in connection with this acquisition as a result of Elk City’s significant cash flow and its strategic industry position. The results of the acquisition were included within the Partnership’s consolidated financial statements from its date of acquisition.
     The following data presents pro forma revenues, net income and basic and diluted net income per limited partner unit for the Partnership as if the acquisitions discussed above and the equity offerings in July 2004 and June 2005, the net proceeds of which were utilized to repay debt borrowed to finance the acquisitions (see Note 3), had occurred on January 1, 2004. The Partnership has prepared these pro forma financial results for comparative purposes only. These pro forma financial results may not be indicative of the results that would have occurred if the Partnership had completed these acquisitions at the beginning of the periods shown below or the results that will be attained in the future (in thousands except per unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Total revenues and other income	$102,645	$72,393	$275,853	$194,186
Net income	$7,054	$2,674	$15,820	$10,953
Net income per limited partner unit:
Basic	$0.48	$0.11	$1.00	$0.82
Diluted	$0.48	$0.11	$0.99	$0.82

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2005
(Unaudited)
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
     Derivatives are recorded on the balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, the effective portion of changes in fair value are recognized in partners’ capital as accumulated other comprehensive income (loss) and reclassified to natural gas and liquids revenue within the consolidated statements of income as the underlying transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, changes in fair value are recognized within the consolidated statements of income as they occur. At September 30, 2005 and December 31, 2004, the Partnership reflected net hedging liabilities on its balance sheets of $46.7 million and $2.6 million, respectively. Of the $46.4 million net loss in accumulated other comprehensive income (loss) at September 30, 2005, if the fair values of the instruments remain at current market values, $22.7 million of losses will be reclassified to the consolidated statements of income over the next twelve month period as these contracts expire and $23.7 million will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded in natural gas and liquids revenue within the consolidated statements of income while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership recognized losses of $2.5 million and $27,000 for the three months ended September 30, 2005 and 2004, respectively, and $4.4 million and $27,000 for the nine months ended September 30, 2005 and 2004, respectively, within its consolidated statements of income related to the settlement of qualifying hedge instruments. The Partnership also recognized losses of $0.8 million and $0.7 million for the three months ended September 30, 2005 and 2004, respectively, and $0.7 million and $0.7 million for the nine months ended September 30, 2005 and 2004, respectively, within its consolidated statements of income related to the change in market value of non-qualifying or ineffective hedges.

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2005
(Unaudited)
NOTE 8 — DERIVATIVE INSTRUMENTS (Continued)
     As of September 30, 2005, the Partnership had the following NGLs, natural gas, and crude oil volumes hedged:
Natural Gas Liquids Fixed — Price Swaps

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(2)
Ended September 30,	(gallons)	(per gallon)	(in thousands)
2006	38,586,000	$0.673	$(16,742)
2007	38,115,000	0.711	(12,188)
2008	34,587,000	0.702	(9,037)
2009	7,434,000	0.697	(1,781)

			$(39,748)

Natural Gas Fixed — Price Swaps

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(3)
Ended September 30,	(MMBTU)(1)	(per MMBTU)	(in thousands)
2006	3,923,000	$7.169	$(5,767)
2007	1,560,000	7.210	(1,658)
2008	510,000	7.262	(1,037)

			$(8,462)

Natural Gas Basis Swaps

Production		Average	Fair Value
Period	Volumes	Fixed Price	Asset(3)
Ended September 30,	(MMBTU)(1)	(per MMBTU)	(in thousands)
2006	4,262,000	$(0.517)	$1,376
2007	1,560,000	(0.522)	1,584
2008	510,000	(0.544)	1,383

			$4,343

Crude Oil Fixed — Price Swaps

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(3)
Ended September 30,	(barrels)	(per barrel)	(in thousands)
2006	67,800	$51.329	$(1,056)
2007	80,400	55.187	(844)
2008	82,500	58.475	(414)

			$(2,314)

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2005
(Unaudited)
NOTE 8 — DERIVATIVE INSTRUMENTS (Continued)
Crude Oil Options

Production			Average	Fair Value
Period		Volumes	Strike Price	Liability(3)
Ended September 30,	Option Type	(barrels)	(per barrel)	(in thousands)
2006	Puts purchased	15,000	$30.00	$—
2006	Calls sold	15,000	34.25	(481)

				$(481)

		Total net liability		$(46,662)

(1)	MMBTU represents million British Thermal Units.

(2)	Fair value based upon management estimates, including forecasted forward NGL prices as a function of forward NYMEX natural gas and light crude prices.

(3)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.
NOTE 9 — LONG-TERM DEBT
     Total debt consists of the following (in thousands):

	September 30,	December 31,
	2005	2004
Credit Facility:
Revolving credit facility	$183,500	$10,000
Term loan	—	44,250
Other debt	145	202

	183,645	54,452
Less current maturities	(63)	(2,303)

	$183,582	$52,149

     In April 2005, the Partnership entered into a new $270.0 million credit facility (the “Credit Facility”) with a syndicate of banks, which replaced its existing $135.0 million facility. The facility was comprised of a five-year $225.0 million revolving line of credit and a five-year $45.0 million term loan. The term loan portion of the Credit Facility was repaid and retired from the net proceeds of the June 2005 equity offering (see Note 3). The revolving portion of the Credit Facility bears interest, at the Partnership’s option, at either (i) Adjusted LIBOR plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). The weighted average interest rate on the outstanding Credit Facility borrowings at September 30, 2005 was 6.6%. Up to $10.0 million of the credit facility may be utilized for letters of credit, of which $7.7 million is outstanding at September 30, 2005 and is not reflected as borrowings on the Partnership’s consolidated balance sheet. Borrowings under the Credit Facility are secured by a lien on and security interest in all of the Partnership’s property and that of its subsidiaries, and by the guaranty of each of the Partnership’s subsidiaries.

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2005
(Unaudited)
NOTE 9 — LONG-TERM DEBT — (Continued)
     The Credit Facility contains customary covenants, including restrictions on the Partnership’s ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in the Partnership’s subsidiaries. The Credit Facility also contains covenants requiring the Partnership to maintain, on a rolling four-quarter basis, a maximum total debt to EBITDA ratio (each as defined in the credit agreement) of 5.5 to 1, reducing to 4.5 to 1 on September 30, 2005 and thereafter; and an interest coverage ratio (as defined in the credit agreement) of at least 3.0 to 1. The Partnership is in compliance with these covenants as of September 30, 2005. Based upon the definitions set forth within the credit agreement, the Partnership’s ratio of total debt to EBITDA was 3.7 to 1 and the interest coverage ratio was 4.8 to 1 at September 30, 2005.
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
     As of September 30, 2005, we are committed to expend approximately $36.6 million on pipeline extensions, compressor station upgrades and processing facility upgrades, including $13.1 million related to the Sweetwater Plant (see further description at “Subsequent Event”).
NOTE 11 — LONG-TERM INCENTIVE PLAN
     The Partnership has a Long-Term Incentive Plan (“LTIP”), in which officers, employees and non-employee managing board members of the General Partner and employees of the General Partner’s affiliates and consultants are eligible to participate. The Plan is administered by a committee (the “Committee”) appointed by the General Partner’s managing board. The Committee may make awards of either phantom units or unit options for an aggregate of 435,000 common units. Only phantom units have been granted under the LTIP through September 30, 2005.
     A phantom unit entitles a grantee to receive a common unit upon vesting of the phantom unit or, at the discretion of the Committee, cash equivalent to the fair market value of a common unit. In addition, the Committee may grant a participant a distribution equivalent right (“DER”), which is the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions the Partnership makes on a common unit during the period the phantom unit is outstanding. A unit option entitles the grantee to purchase the Partnership’s common units at an exercise price determined by the Committee at its discretion. The Committee also has discretion to determine how the exercise price may be paid by the participant. Except for phantom units awarded to non-employee managing board members of the General Partner, the Committee will determine the vesting period for phantom units and the exercise period for options. Through September 30, 2005, phantom units granted under the LTIP generally had vesting periods of four years. The vesting period may also include the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by the Committee. Phantom units awarded to non-employee managing board members will vest over a four year period. Awards will automatically vest upon a change of control, as defined in the LTIP. Of the units outstanding under the LTIP at September 30, 2005, 31,214 units will vest within the following twelve months.

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2005
(Unaudited)
NOTE 11 — LONG-TERM INCENTIVE PLAN — (Continued)
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
     The following table sets forth the LTIP phantom unit activity for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Outstanding, beginning of period	264,846	57,752	58,752	—
Granted(1)	—	1,000	67,338	59,598
Performance factor adjusted(2)	(57,743)	—	82,468	—
Matured	(14,250)	—	(14,686)	—
Forfeited	—	—	(1,019)	(846)

Outstanding, end of period	192,853	58,752	192,853	58,752

Non-cash compensation expense recognized (in thousands)	$655	$305	$2,809	$342

(1)	The weighted average price for phantom unit awards on the date of grant was $36.60 for awards granted for the three months ended September 30, 2004 and $48.58 and $37.14 for awards granted for the nine months ended September 30, 2005 and 2004, respectively. There were no units awarded for the three months ended September 30, 2005.

(2)	Consists of adjustments to performance-based awards to reflect actual performance.
NOTE 12 — RELATED PARTY TRANSACTIONS
     On June 30, 2005, Resource America, Inc. (“RAI”) distributed its 10.7 million shares of Atlas to its shareholders. In connection with this distribution of Atlas common stock to its shareholders, RAI and Atlas entered into various agreements, including shared services and a tax matters agreement, which govern the ongoing relationship between the two companies. The Partnership is dependent upon the resources and services provided by Atlas, and through these agreements, RAI and its affiliates. Accounts receivable/payable — affiliates represents the net balance due from/to Atlas for natural gas transported through the gathering systems, net of reimbursements for Partnership costs and expenses paid by Atlas. Substantially all Partnership revenue in Appalachia is from Atlas.
     The Partnership does not directly employ any persons to manage or operate its business. These functions are provided by the General Partner and employees of Atlas. The General Partner does not receive a management fee in connection with its management of the Partnership apart from its interest as general partner and its right to receive incentive distributions.

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2005
(Unaudited)
NOTE 12 — RELATED PARTY TRANSACTIONS — (Continued)
     The Partnership reimburses the General Partner and its affiliates for compensation and benefits related to their executive officers, based upon an estimate of the time spent by such persons on activities for the Partnership. Other indirect costs, such as rent for offices, are allocated to the Partnership by Atlas based on the number of its employees who devote substantially all of their time to activities on the Partnership’s behalf. The Partnership reimburses Atlas at cost for direct costs incurred by them on its behalf.
     The partnership agreement provides that the General Partner will determine the costs and expenses that are allocable to the Partnership in any reasonable manner determined by the General Partner at its sole discretion. The Partnership reimbursed the General Partner and its affiliates $0.4 million for both the three months ended September 30, 2005 and 2004, and $1.4 million and $0.7 million for the nine months ended September 30, 2005 and 2004, respectively, for compensation and benefits related to their executive officers. For the three months ended September 30, 2005 and 2004, direct reimbursements were $5.2 million and $2.7 million, respectively, and $17.1 million and $7.2 million for the nine months ended September 30, 2005 and 2004, respectively, including certain costs that have been capitalized by the Partnership. The General Partner believes that the method utilized in allocating costs to the Partnership is reasonable.
     Under an agreement between the Partnership and Atlas, Atlas must construct up to 2,500 feet of sales lines from its existing wells in the Appalachian region to a point of connection to the Partnership’s gathering systems. The Partnership must, at its own cost, extend its system to connect to any such lines within 1,000 feet of its gathering systems. With respect to wells to be drilled by Atlas that will be more than 3,500 feet from the Partnership’s gathering systems, the Partnership has various options to connect those wells to its gathering systems at its own cost.
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

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2005
(Unaudited)
NOTE 13 — OPERATING SEGMENT INFORMATION (Continued)
     The following tables summarize the Partnership’s operating segment data for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Mid-Continent:
Revenues
Natural gas and liquids	$96,234	$30,048	$218,268	$30,048
Interest income and other	60	24	77	24

Total revenues and other income	96,294	30,072	218,345	30,072

Costs and expenses
Natural gas and liquids	82,537	24,588	184,578	24,588
Plant operating	2,745	931	7,242	931
General and administrative	1,258	634	4,307	634
Depreciation and amortization	2,739	613	6,597	613

Total costs and expenses	89,279	26,766	202,724	26,766

Segment profit	$7,015	$3,306	$15,621	$3,306

Appalachia:
Revenues
Transportation and compression — affiliates	$6,248	$4,645	$16,447	$13,292
Transportation and compression — third parties	16	20	54	52
Interest income and other	87	142	275	258

Total revenues and other income	6,351	4,807	16,776	13,602

Costs and expenses
Transportation and compression	871	564	2,169	1,709
General and administrative	801	551	2,410	1,133
Depreciation and amortization	699	408	1,898	1,519

Total costs and expenses	2,371	1,523	6,477	4,361

Segment profit	$3,980	$3,284	$10,299	$9,241

Reconciliation of segment profit to net income:
Segment profit
Mid-Continent	$7,015	$3,306	$15,621	$3,306
Appalachia	3,980	3,284	10,299	9,241

Total segment profit	10,995	6,590	25,920	12,547
General and administrative	(784)	(552)	(2,411)	(1,134)
Interest	(3,166)	(1,076)	(8,478)	(1,202)
Terminated acquisition costs	9	(2,987)	(138)	(2,987)

Net income	$7,054	$1,975	$14,893	$7,224

ATLAS PIPELINE PARTNERS, .P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2005
(Unaudited)
NOTE 13 — OPERATING SEGMENT INFORMATION — (Continued)

	September 30,	December 31,
	2005	2004
Balance sheet
Total assets:
Mid-Continent	$426,628	$157,675
Appalachia	40,766	39,400
Corporate other	17,064	19,710

	$484,458	$216,785

Goodwill:
Mid-Continent	$77,896	$—
Appalachia	2,305	2,305

	$80,201	$2,305

     The following tables summarizes the Partnership’s total revenues by product or service for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Natural gas and liquids:
Natural gas	$54,970	$15,973	$122,837	$15,973
NGLs	37,827	14,031	86,761	14,031
Condensate	1,547	(294)	3,768	(294)
Other (1)	1,890	338	4,902	338

Total	$96,234	$30,048	$218,268	$30,048

Transportation and Compression:
Affiliates	$6,248	$4,645	$16,447	$13,292
Third parties	16	20	54	52

Total	$6,264	$4,665	$16,501	$13,344

(1)	Includes treatment, processing, and other revenue associated with the products noted.
NOTE 14 — SUBSEQUENT EVENTS
     On October 31, 2005, the Partnership acquired all of the outstanding equity interests in a subsidiary of OGE Energy Corp. which owns a 75% operating interest in NOARK Pipeline System, Limited Partnership (“NOARK”). NOARK’s assets include a FERC-regulated interstate pipeline and an unregulated natural gas gathering system. Total consideration of $173.2 million, including $10.2 million for working capital adjustments, was funded through borrowings under the Partnership’s amended credit facility, which was increased to a borrowing capacity of $400 million.
     On October 19, 2005, the Partnership announced plans to construct a new 120 mmcf/d cryogenic gas processing plant in Beckham County, Oklahoma. The new facility, to be known as the Sweetwater gas plant, will be located west of the Partnership’s Elk City gas plant, and is being built to further access natural gas production actively being developed in western Oklahoma and the Texas panhandle. The Partnership expects the Sweetwater plant to be completed in the third quarter of 2006.

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
     In Appalachia, we gather natural gas through our pipeline system from more than 5,120 wells for delivery to a variety of customers on major intra- and/or interstate pipeline systems and a limited number of direct end-users. This transported gas is primarily controlled by Atlas America, Inc., the parent company of our general partner.
     Our Mid-Continent operations began in July 2004 upon our acquisition of Spectrum Field Services, Inc. in Velma, Oklahoma. We refer to the Spectrum assets as our Velma operations. During the nine months ended September 30, 2005, we gathered 69.1 million cubic feet (“mmcf”) of gas per day in our Velma system. This gas is then transported to our processing facilities where the natural gas liquids, or NGLs, along with various impurities are removed. The remaining pipeline quality gas is then delivered into a major intra- and/or interstate pipeline system where it is sold at market prices. The NGLs are similarly delivered into a separate major intrastate liquids product pipeline system where they are also sold for a price determined by the value of the actual components of that liquid stream, such as ethane, butane, propane and natural gasoline.
     Our Elk City operations began in April 2005 upon our acquisition of ETC Oklahoma Pipeline, Ltd., in Elk City, Oklahoma. For the nine months ended September 30, 2005, we gathered 242.3 mmcf of gas per day in our Elk City system. Our Elk City operations transport, process and sell natural gas similarly to our Velma operations.
Spectrum Acquisition
     On July 16, 2004, we acquired our Velma gathering system for approximately $141.6 million, including the payment of income taxes due as a result of the transaction. This acquisition significantly increased our size and diversified the natural gas supply basins in which we operate and the natural gas midstream services we provide to our customers.

Elk City Acquisition
     On April 14, 2005, we acquired Elk City from affiliates of Energy Transfer Partners, L.P. (NYSE: ETP) for $196.0 million in cash, including related transaction costs. We financed the Elk City acquisition, including related transaction costs, through a $45.0 million term loan and $204.5 million revolving loan under our new $270.0 million senior secured term loan and revolving credit facility administered by Wachovia Bank.
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
     Percent of Proceeds Contracts. Under these contracts, we retain a negotiated percentage of the sale proceeds from residue natural gas and NGLs we gather and process, with the remainder being remitted to the producer. In this situation, we and the producer are directly dependent on the volume of the commodity and its value; we own a percentage of that commodity and are directly subject to its ultimate market value.
     Keep Whole Contracts. As a result of our acquired Elk City gathering systems, we have “keep whole” contracts. “Keep whole” contracts require the processor to bear the economic risk (called the processing margin risk) that the aggregate proceeds from the sale of the processed natural gas and NGLs could be less than the amount that the processor paid for the unprocessed natural gas. However, since gas received into our Elk City system is generally low in liquids content and meets downstream pipeline specifications without being processed, the gas can be bypassed around our Elk City processing plant and delivered directly into downstream pipelines during periods of margin risk.
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
Results of Operations
     Our principal revenues are generated from the transportation and sale of residue gas and NGLs. Variables which affect our revenues are:
•	the volumes of natural gas gathered, transported and processed by us which, in turn, depend upon the number of wells connected to our gathering systems, the amount of natural gas they produce, and the demand for natural gas and NGLs; and

•	the transportation and processing fees paid to us which, in turn, depend upon the price of the natural gas and NGLs we transport and process, which itself is a function of the relevant supply and demand in the mid-continent, mid-Atlantic and northeastern areas of the United States.
     The following table illustrates selected volumetric information related to our operating segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Mid-Continent
Velma
Natural Gas
Gross natural gas gathered — mcf/day	68,469	55,580	69,091	55,580
Gross natural gas processed — mcf/day	62,439	54,755	64,581	54,755
Gross residue natural gas — mcf/day	53,235	41,555	52,471	41,555
NGLs
Gross NGL sales — barrels/day	6,877	5,916	6,812	5,916
Condensate
Gross condensate sales — barrels/day	293	204	269	204
Elk City
Natural Gas
Gross natural gas gathered — mcf/day	240,774	—	242,294	—
Gross natural gas processed — mcf/day	115,913	—	116,688	—
Gross residue natural gas — mcf/day	106,783	—	107,182	—
NGLs
Gross NGL sales — barrels/day	5,130	—	5,317	—
Condensate
Gross condensate sales — barrels/day	123	—	121	—
Appalachia
Throughput — mcf/day	57,294	54,337	54,804	52,745
Average transportation rate per mcf	$1.19	$0.93	$1.10	$0.92
Total transportation and compression revenue (in thousands)	$6,264	$4,665	$16,501	$13,344

Third Quarter 2005 Compared with Third Quarter 2004
     Revenues
     Natural gas and liquids revenues were $96.2 million for the three months ended September 30, 2005, an increase of $66.2 million from $30.0 million for the third quarter 2004. The increase was primarily attributable to contribution from the Elk City system, acquired in April 2005, a full quarter’s results and higher volumes from the Velma system, acquired in July 2004, and an increase in commodity prices between periods. For the third quarter 2005, 15 new wells were connected to the Velma system compared with 7 new wells connected for the third quarter 2004. Overall, 112 new wells were connected to the Velma system for the twelve months ended September 30, 2005. Gross natural gas gathered averaged 68.5 mmcf per day on the Velma system for the third quarter 2005, an increase of 23% from the third quarter 2004. On the Elk City system, 17 new wells were connected to its gas gathering pipelines for the third quarter 2005, and 26 new wells since April 14, 2005, its date of acquisition. Gross natural gas gathered on the Elk City system averaged 240.8 mmcf per day for the third quarter 2005.
     Appalachia transportation and compression revenues increased to $6.3 million for the three months ended September 30, 2005 from $4.7 million for the third quarter 2004. This $1.6 million increase was primarily due to an increase in the average transportation rate earned and an increase in the volumes of natural gas we transported. Our average transportation rate was $1.19 per mcf for the third quarter 2005 as compared to $0.93 per mcf for the prior year third quarter, an increase of $0.26 per mcf. Our average daily throughput volumes were 57.3 mmcf for the third quarter 2005 as compared with 54.3 mmcf for the third quarter 2004, an increase of 3.0 mmcf. The increase in the average daily throughput volume was principally due to new wells connected to our gathering system and the completion of a capacity expansion project on certain sections of our pipeline system during the current period. For the third quarter 2005, 151 new wells were connected to our Appalachia system compared with 75 new wells connected for the third quarter 2004. For the twelve months ended September 30, 2005, we connected 442 new wells to the Appalachia system as compared with 340 new wells for the comparable prior year period.
     Costs and Expenses
     Natural gas and liquids cost of goods sold of $82.5 million and plant operating expenses of $2.7 million for the three months ended September 30, 2005 represented increases of $58.0 million and $1.8 million, respectively, from the prior year’s third quarter amounts due primarily to full quarter contributions from the acquisitions, higher volumes from the Velma system, and an increase in commodity prices. Appalachia transportation and compression expenses increased $0.3 million to $0.9 million for the third quarter 2005 due mainly to higher operating costs as a result of compressors added in connection with our capacity expansion project.
     General and administrative expenses, including amounts reimbursed to affiliates, increased $1.1 million to $2.8 million for the third quarter 2005 compared with $1.7 million for the prior year third quarter. This increase was mainly due to a $0.5 million increase in non-cash compensation expense related to phantom units issued under our long-term incentive plan and $0.6 million of expenses associated with the acquisitions. Depreciation and amortization increased to $3.4 million for the third quarter 2005 compared with $1.0 million for the third quarter 2004 due principally to the increased asset base associated with the acquisitions.
     Interest expense increased to $3.2 million for the three months ended September 30, 2005 as compared with $1.1 million for the third quarter 2004. This $2.1 million increase was primarily due to interest associated with borrowings under the credit facility to finance the acquired assets. For the third quarter 2004, we incurred $3.0 million of costs in connection with our terminated attempt to acquire Alaska Pipeline Company and subsequent legal action. We settled the matter in the fourth quarter 2004 and received $5.5 million.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004
     Revenues
     Natural gas and liquids revenues were $218.3 million for the nine months ended September 30, 2005, an increase of $188.3 million from $30.0 million for the first nine months of 2004. The increase was primarily attributable to contributions from the Elk City system, acquired in April 2005, and the Velma system, acquired in July 2004, and an increase in commodity prices between periods. Gross natural gas gathered averaged 69.1 mmcf per day on the Velma system for the first nine months of 2005, an increase of 24% from the first nine months of 2004. Gross natural gas gathered on the Elk City system averaged 242.3 mmcf per day from its date of acquisition through September 30, 2005.
     Appalachia transportation and compression revenues increased to $16.5 million for the nine months ended September 30, 2005 from $13.3 million for the first nine months of 2004. This $3.2 million increase was primarily due to an increase in the average transportation rate earned and an increase in the volumes of natural gas we transported. Our average transportation rate was $1.10 per mcf for the nine months ended September 30, 2005 as compared to $0.92 per mcf for the prior year comparable period, an increase of $0.18 per mcf. Our average daily throughput volumes were 54.8 mmcf for the first nine months of 2005 as compared with 52.7 mmcf for the prior year comparable period, an increase of 2.1 mmcf. The increase in the average daily throughput volume was principally due to new wells connected to our gathering system and the completion of a capacity expansion project on certain sections of our pipeline system during the current period.
     Costs and Expenses
     Natural gas and liquids cost of goods sold of $184.6 million and plant operating expenses of $7.2 million for the nine months ended September 30, 2005 represented increases of $160.0 million and $6.3 million, respectively, from the prior year’s comparable period amounts due primarily to contributions from the acquisitions and an increase in commodity prices. Appalachia transportation and compression expenses increased $0.5 million to $2.2 million for the first nine months of 2005 due mainly to higher operating costs as a result of compressors added in connection with our capacity expansion project and higher maintenance expense as a result of additional wells connected to the pipeline.
     General and administrative expenses, including amounts reimbursed to affiliates, increased $6.2 million to $9.1 million for the nine months ended September 30, 2005 compared with $2.9 million for the prior year comparable period. This increase was mainly due to a $2.6 million increase in non-cash compensation expense related to phantom units issued under our long-term incentive plan and $3.7 million of expenses associated with the acquisitions. Depreciation and amortization increased to $8.5 million for the nine months ended September 30, 2005 compared with $2.1 million for the first nine months of 2004 due principally to the increased asset base associated with the acquisitions.
     Interest expense increased to $8.5 million for the nine months ended September 30, 2005 as compared with $1.2 million for the prior year comparable period. This $7.3 million increase was primarily due to interest associated with borrowings under the credit facility to finance the acquired assets and $1.0 million of accelerated amortization of deferred financing costs. This accelerated amortization was associated with the retirement of the term portion of our $270 million credit facility in April 2005. For the third quarter 2004, we incurred $3.0 million of costs in connection with our terminated attempt to acquire Alaska Pipeline Company and subsequent legal action. We settled the matter in the fourth quarter 2004 and received $5.5 million.

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
     At September 30, 2005, we had $183.5 million of outstanding borrowings under our credit facility, with $41.5 million of available borrowing capacity. Our percentage of total debt to total book capitalization, which is the sum of total debt and total partners’ capital, was 50% at September 30, 2005 compared with 28% at December 31, 2004. This increase was mainly due to additional borrowings to finance the acquisition of the Elk City assets for $196.0 million in April 2005 and a $45.1 million increase in accumulated other comprehensive loss within partners’ capital as a result of the change in fair value of certain hedging instruments. In addition to the availability under the credit facility, we have a $500 million universal shelf registration statement on file with the Securities and Exchange Commissions, of which the entire amount is available, which allows us to issue up to $500 million of equity or debt securities. We also had a working capital deficit of $9.6 million at September 30, 2005 compared with working capital of $7.3 million at December 31, 2004. This decrease was primarily due to an increase in the current portion of our net hedge liability between periods and is reflected in the change in fair-market value of our derivative instruments based on the subsequent increases in the price of natural gas after we entered into the hedges. These price increases will be reflected in our consolidated statements of income when the contracts settle.
Cash Flows
     Net cash provided by operating activities of $27.1 million for the nine months ended September 30, 2005 increased $9.4 million from $17.7 million for the first nine months of 2004. The increase is derived principally from increases in net income of $7.7 million, depreciation and amortization of $6.4 million, and non-cash compensation expense of $3.3 million, partially offset by a decrease in cash provided by working capital of $7.9 million. The increases in net income and depreciation and amortization were principally due to the contribution from the acquisitions of Spectrum in July 2004 and Elk City in April 2005. The decrease in cash provided by working capital between periods is mainly due to timing of settlement of accounts receivable due from Atlas.
     Net cash used in investing activities was $229.9 million for the nine months ended September 30, 2005, an increase of $84.2 million from $145.7 million for the first nine months of 2004. This increase was principally due to the acquisitions mentioned previously and a $30.1 million increase in capital expenditures. See further discussion of capital expenditures under “Capital Requirements.”

     Net cash provided by financing activities was $196.6 million for the nine months ended September 30, 2005, an increase of $54.7 million from $141.9 million for the first nine months of 2004. This increase was principally due to a $69.3 million increase in net borrowings under our credit facility, mainly to fund the acquisition of the Elk City assets, partially offset by an increase in cash distributions to partners of $13.0 million due primarily to an increase in limited partner units outstanding and the distribution amount per limited partner unit.
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
     The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Maintenance capital expenditures	$245	$247	$1,110	$844
Expansion capital expenditures	11,391	1,651	33,409	3,575

Total	$11,636	$1,898	$34,519	$4,419

     Expansion capital expenditures increased to $11.4 million and $33.4 million for the three and nine months ended September 30, 2005, respectively, due principally to expansions of the Velma and Elk City gathering systems and processing facilities to accommodate new wells drilled in our service areas. In addition, expansion capital expenditures increased due to compressor upgrades and gathering system expansions in the Appalachian region. Maintenance capital expenditures for the three and nine months ended September 30, 2005 remained relatively consistent compared with the prior year periods. As of September 30, 2005, we are committed to expend approximately $36.6 million on pipeline extensions, compressor station upgrades and processing facility upgrades, including $13.1 million related to the Sweetwater plant (see further description at “Subsequent Event”). We anticipate that our expansion capital expenditures will increase for the remainder of 2005 as a result of an increase in the estimated number of well connections to our gathering systems.

Credit Facility
     Total debt consists of the following (in thousands):

	September 30,	December 31,
	2005	2004
Credit Facility:
Revolving credit facility	$183,500	$10,000
Term loan	—	44,250
Other debt	145	202

	183,645	54,452
Less current maturities	(63)	(2,303)

	$183,582	$52,149

     In April 2005, we entered into a new $270.0 million credit facility with a syndicate of banks, which replaced our existing $135.0 million facility. The facility was originally comprised of a five-year $225.0 million revolving line of credit and a five-year $45.0 million term loan. The term loan portion of the credit facility was repaid and retired from the net proceeds of the June 2005 equity offering. The revolving portion of the credit facility bears interest, at our option, at either (i) Adjusted LIBOR plus an applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). The weighted average interest rate on the outstanding credit facility borrowings at September 30, 2005 was 6.6%. Up to $10.0 million of the credit facility may be utilized for letters of credit, of which $7.7 million is outstanding at September 30, 2005 and is not reflected as borrowings on our consolidated balance sheet. Borrowings under the facility are secured by a lien on and security interest in all of our property and that of our subsidiaries, and by the guaranty of each of our subsidiaries.
     The credit facility contains customary covenants, including restrictions on our ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in our subsidiaries. The credit facility also contains covenants requiring us to maintain, on a rolling four-quarter basis, a maximum total debt to EBITDA ratio (each as defined in the credit agreement) of 5.5 to 1, reducing to 4.5 to 1 on September 30, 2005 and thereafter; and an interest coverage ratio (as defined in the credit agreement) of at least 3.0 to 1. We are in compliance with these covenants as of September 30, 2005. Based upon the definitions set forth within the credit agreement, our ratio of total debt to EBITDA was 3.7 to 1 and the interest coverage ratio was 4.8 to 1 at September 30, 2005.
Subsequent Events
     On October 19, 2005, we announced plans to construct a new 120 mmcf/d cryogenic gas processing plant in Beckham County, Oklahoma. The new facility, to be known as the Sweetwater gas plant, will be located west of our Elk City gas plant, and is being built to further access natural gas production actively being developed in western Oklahoma and the Texas panhandle. We expect the Sweetwater plant to be completed in the third quarter of 2006.
     On October 31, 2005, we acquired all of the outstanding equity interests in a subsidiary of OGE Energy Corp. which owns a 75% operating interest in NOARK Pipeline System, Limited Parntership (“NOARK”). NOARK’s assets include a FERC-regulated interstate pipeline and an unregulated natural gas gathering system. Total consideration of $173.2 million, including $10.2 million for working capital adjustments, was funded through borrowings under our amended credit facility, which was increased to a borrowing capacity of $400 million.

Contractual Obligations and Commercial Commitments
     The following tables summarize our contractual obligations and commercial commitments at September 30, 2005:

		Payments Due By Period
		Less than	1 - 3	4 - 5	After 5
Contractual cash obligations:	Total	1 Year	Years	Years	Years
Long-term debt (1)	$183,645	$63	$82	$183,500	$—
Operating leases	3,663	1,948	1,427	288	—

Total contractual cash obligations	$187,308	$2,011	$1,509	$183,788	$—

(1)	Not included in the table above are estimated interest payments calculated at the rates in effect at September 30, 2005: 2006 — $12.3 million; 2007 — $12.3 million; 2008 - $12.3 million; 2009 — $12.3 million; and 2010 — $6.6 million.
     The operating leases represent lease commitments for compressors, office space, and office equipment with varying expiration dates. These commitments are routine and were made in the normal course of our business.

		Amount of Commitment Expiration Per Period
		Less than	1 - 3	4 - 5	After 5
Other commercial commitments:	Total	1 Year	Years	Years	Years
Standby letters of credit	$7,692	$7,667	$25	$—	$—
Other commercial commitments	36,642	36,642	—	—	—

Total commercial commitments	$44,334	$44,309	$25	$—	$—

     Other commercial commitments relate to commitments to install new compressors and sales lines for new well hookups, and expenditures for pipeline extensions.
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenues and expenses during the reporting period. Although we believe our estimates are reasonable, actual results could differ from those estimates. A discussion of our significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included within our Annual Report on Form 10-K for the year ended December 31, 2004, and there have been no material changes to these policies through September 30, 2005.
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
     We are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodic use of derivative financial instruments. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on September 30, 2005. Only the potential impacts of hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact our business.
     Interest Rate Risk. At September 30, 2005, we had a $225.0 million revolving credit facility ($183.5 million outstanding) to fund the expansion of our existing gathering systems, acquire other natural gas gathering systems and fund working capital movements as needed. The weighted average interest rate for these borrowings was 6.6% at September 30, 2005. Holding all other variables constant, a 1% change in interest rates would change interest expense by $1.8 million.
     Commodity Price Risk. We are exposed to commodity prices as a result of being paid for certain services in the form of commodities rather than cash. For gathering services, we receive fees for commodities from the producers to bring the raw natural gas from the wellhead to the processing plant. For processing services, we either receive fees or commodities as payment for these services, based on the type of contractual agreement. Based on our current portfolio of gas supply contracts, we have long condensate, NGL and natural gas positions. A 10% increase in the average price of NGLs, natural gas and crude oil we process and sell would result in an increase or decrease to our 2005 annual income of approximately $2.1 million.
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

     We record derivatives on the balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, we recognize the effective portion of changes in fair value in partners’ capital as accumulated other comprehensive income (loss) and reclassify them to earnings as such transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, we recognize changes in fair value within the consolidated statements of income as they occur. At September 30, 2005 and December 31, 2004, we reflected net hedging liabilities on our balance sheets of $46.7 million and $2.6 million, respectively. Of the $46.4 million net loss in accumulated other comprehensive income (loss) at September 30, 2005, we will reclassify $22.7 million of losses to our consolidated statements of income over the next twelve month period as these contracts expire, and $23.7 million will be reclassified in later periods if the fair values of the instruments remain at current market values. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within our consolidated statements of income while the hedge contract is open and may increase or decrease until settlement of the contract. We recognized losses of $2.5 million and $27,000 for the three months ended September 30, 2005 and 2004, respectively, and $4.4 million and $27,000 for the nine months ended September 30, 2005 and 2004, respectively, within our consolidated statements of income related to the settlement of qualifying hedge instruments. We also recognized losses of $0.8 million and $0.7 million for the three months ended September 30, 2005 and 2004, respectively, and $0.7 million and $0.7 million for the nine months ended September 30, 2005 and 2004, respectively, within our consolidated statements of income related to the change in market value of non-qualifying or ineffective hedges.
     A portion of our future natural gas sales is periodically hedged through the use of swaps and collar contracts. Realized gains and losses on the derivative instruments that are classified as effective hedges are reflected in the contract month being hedged as an adjustment to revenue.
     As of September 30, 2005, we had the following NGLs, natural gas, and crude oil volumes hedged:
Natural Gas Liquids Fixed — Price Swaps

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(2)
Ended September 30,	(gallons)	(per gallon)	(in thousands)
2006	38,586,000	$0.673	$(16,742)
2007	38,115,000	0.711	(12,188)
2008	34,587,000	0.702	(9,037)
2009	7,434,000	0.697	(1,781)

			$(39,748)

Natural Gas Fixed — Price Swaps

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(3)
Ended September 30,	(MMBTU)(1)	(per MMBTU)	(in thousands)
2006	3,923,000	$7.169	$(5,767)
2007	1,560,000	7.210	(1,658)
2008	510,000	7.262	(1,037)

			$(8,462)

Natural Gas Basis Swaps

Production		Average	Fair Value
Period	Volumes	Fixed Price	Asset(3)
Ended September 30,	(MMBTU)(1)	(per MMBTU)	(in thousands)
2006	4,262,000	$(0.517)	$1,376
2007	1,560,000	(0.521)	1,584
2008	510,000	(0.544)	1,383

			$4,343

Crude Oil Fixed — Price Swaps

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(3)
Ended September 30,	(barrels)	(per barrel)	(in thousands)
2006	67,800	$51.329	$(1,056)
2007	80,400	55.187	(844)
2008	82,500	58.475	(414)

			$(2,314)

Crude Oil Options

Production			Average	Fair Value
Period		Volumes	Strike Price	Liability(3)
Ended September 30,	Option Type	(barrels)	(per barrel)	(in thousands)
2006	Puts purchased	15,000	$30.00	$—
2006	Calls sold	15,000	34.25	(481)

				$(481)

		Total net liability		$(46,662)

(1)	MMBTU represents million British Thermal Units.

(2)	Fair value based upon management estimates, including forecasted forward NGL prices as a function of forward NYMEX natural gas and light crude prices.

(3)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.
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
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated September 21, 2005, by and between Enogex Inc. and Atlas Pipeline Partners, L.P.
Schedules omitted. The registrant will file the omitted schedules with the Securities and Exchange Commission upon request.

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

SIGNATURES
ATLAS PIPELINE PARTNERS, L.P.
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

		By:	Atlas Pipeline Partners GP, LLC, its General Partner

Date:	November 2, 2005	By:	/s/ EDWARD E. COHEN

Edward E. Cohen Chairman of the Managing Board of the General Partner (Chief Executive Officer of the General Partner)

Date:	November 2, 2005	By:	/s/ MICHAEL L. STAINES

Michael L. Staines President, Chief Operating Officer and Managing Board Member of the General Partner

Date:	November 2, 2005	By:	/s/ MATTHEW A. JONES

Matthew A. Jones Chief Financial Officer of the General Partner

Date:	November 2, 2005	By:	/s/ SEAN P. MCGRATH

Sean P. McGrath Chief Accounting Officer of the General Partner