Form 10-K
period 2005-12-31
ATLAS PIPELINE PARTNERS LP
filed 2006-03-10
CIK 1092914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-14998

ATLAS PIPELINE PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

DELAWARE	23-3011077
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

311 Rouser Road
Moon Township, Pennsylvania	15108
(Address of principal executive office)	(Zip code)
Registrant’s telephone number, including area code: (412) 262-2830
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Units representing Limited	New York Stock Exchange
Partnership Interests
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the equity securities held by non-affiliates of the registrant, based upon the closing price of $43.61 per limited partner unit on June 30, 2005, was approximately $342.9 million.
DOCUMENTS INCORPORATED BY REFERENCE: None

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
INDEX TO ANNUAL REPORT
ON FORM 10-K

FORWARD-LOOKING STATEMENTS
     The matters discussed within this report include forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report are forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:
•	the volatility of natural gas prices and demand for natural gas and natural gas liquids;

•	our ability to connect new wells to our gathering systems;

•	our ability to integrate newly acquired businesses with our operations;

•	adverse effects of governmental and environmental regulation;

•	limitations on our access to capital or on the market for our common units; and

•	the strength and financial resources of our competitors.
     Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described under Item 1A, “Risk Factors” in this report. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of these statements to reflect future events or developments.
PART I
ITEM 1. BUSINESS
General
     We are a Delaware limited partnership formed in May 1999 to acquire, own and operate natural gas gathering systems previously owned by Atlas America, Inc. and its affiliates (“Atlas America”), a publicly traded company (NASDAQ: ATLS). We provide midstream energy services through the transmission, gathering and processing of natural gas in the Appalachian and Mid-Continent areas of the United States, specifically Pennsylvania, Ohio, New York, Oklahoma, Texas, Arkansas and Missouri. We conduct our business through two operating segments: our Mid-Continent operations and our Appalachian operations.

     We own and operate through our Mid-Continent operations:
•	a 75% interest in a Federal Energy Regulatory Commission (“FERC”)-regulated, 565-mile interstate pipeline system, that extends from southeastern Oklahoma through Arkansas and into southeastern Missouri and has throughput capacity of approximately 322 MMcf/d;

•	two natural gas processing plants with aggregate capacity of approximately 230 MMcf/d and one treating facility with a capacity of approximately 200 MMcf/d, all located in Oklahoma; and

•	1,765 miles of active natural gas gathering systems located in Oklahoma, Arkansas, northern Texas and the Texas panhandle, which transport gas from wells and central delivery points in the Mid-Continent region to our natural gas processing plants or Ozark Gas Transmission.
     We own and operate through our Appalachian operations 1,500 miles of intrastate natural gas gathering systems located in eastern Ohio, western New York and western Pennsylvania. Through an omnibus agreement and other agreements between us and Atlas America, the parent of our general partner and a leading sponsor of natural gas drilling investment partnerships in the Appalachian Basin, we gather substantially all of the natural gas for our Appalachian Basin operations from wells operated by Atlas America. Among other things, the omnibus agreement requires Atlas America to connect to our gathering systems wells it operates that are located within 2,500 feet of our gathering systems. We are also party to natural gas gathering agreements with Atlas America under which we receive gathering fees generally equal to a percentage, typically 16%, of the selling price of the natural gas we transport. These agreements are continuing obligations and have no specified term except that they will terminate if our general partner is removed without cause.
     Since our initial public offering in January 2000, we have completed five acquisitions at an aggregate cost of approximately $521.1 million, including, most recently, our October 2005 acquisition of Atlas Arkansas Pipeline LLC (“Atlas Arkansas”), which owns a 75% interest in NOARK Pipeline System Limited Partnership (“NOARK”), and our April 2005 acquisition of Elk City.
     Both our Mid-Continent and Appalachian operations are located in areas of abundant and long-lived natural gas production and significant new drilling activity. The Ozark Gas Transmission system and our gathering systems are connected to approximately 6,300 central delivery points or wells, giving us significant scale in our service areas. We provide gathering and processing services to the wells connected to our systems, primarily under long-term contracts. We provide fee-based, FERC-regulated transmission services through Ozark Gas Transmission under both long-term and short-term contractual arrangements. We intend to increase the portion of the transmission services provided under long-term contracts.
Recent Acquisition
     On October 31, 2005, we acquired from Enogex, Inc., a wholly-owned subsidiary of OGE Energy Corp. (NYSE: OGE), all of the outstanding equity of Atlas Arkansas, which owns a 75% interest in NOARK, for $179.8 million, including $16.8 million for working capital adjustments and other related transaction costs. The remaining 25% interest in NOARK is owned by Southwestern Energy Pipeline Company, a wholly-owned subsidiary of Southwestern Energy Company (NYSE: SWN). Prior to the closing of our acquisition, Atlas Arkansas converted from an Oklahoma corporation into an Oklahoma limited liability company and changed its name from Enogex Arkansas Pipeline Company. The NOARK acquisition further expands our activities in the Mid-Continent region and provides an additional source of fee-based cash flows from a FERC-regulated interstate pipeline system and an intrastate gas gathering system. NOARK’s geographic position relative to our other businesses and interconnections with major interstate pipelines also provides us with organic growth opportunities. NOARK’s principal assets include:

•	The Ozark Gas Transmission system, a 565-mile FERC-regulated interstate pipeline system which extends from southeastern Oklahoma through Arkansas and into southeastern Missouri and has a throughput capacity of approximately 322 MMcf/d. The system includes approximately 30 supply and delivery interconnections and two compressor stations.

•	The Ozark Gas Gathering system, a 365-mile intrastate natural gas gathering system, located in eastern Oklahoma and western Arkansas, and 11 associated compressor stations.
     We temporarily financed the acquisition by borrowing under our revolving credit facility and have since reduced those borrowings with proceeds from our November 2005 equity offering and senior notes issuance. We expect the NOARK acquisition to be immediately accretive to our distributable cash flow per unit.
     Ozark Gas Transmission transports natural gas from receipt points in eastern Oklahoma and western Arkansas, where the Arkoma Basin is located, to interstate pipelines in northeastern and central Arkansas and to local distribution companies in Arkansas and Missouri. Ozark Gas Gathering provides access to natural gas supplies that are then transported through Ozark Gas Transmission. Ozark Gas Transmission’s revenues are comprised of FERC-regulated transmission fees that are based on firm transportation rates and, to the extent capacity is available following the reservation of firm system capacity, interruptible transportation rates.
     Our gas supply strategy in the Mid-Continent region is to establish long-term, value-oriented relationships with our producing customers. We have long-standing relationships with many of our Mid-Continent customers which account for a substantial majority of our gathering and processing throughput. The Mid-Continent region, one of the most prolific natural gas-producing regions in North America, has recently experienced a significant increase in oil and gas drilling activity driven by long-term projections of continued growth in U.S. natural gas demand and the application of new drilling and production technologies.
     NOARK’s subsidiary, NOARK Pipeline Finance, L.L.C., has $39.0 million in principal amount outstanding of 7.15% notes due in 2018 as of December 31, 2005. The liability under the notes is allocated 100% to Southwestern, but Atlas Arkansas and Southwestern are several guarantors for the amount outstanding. Under the NOARK partnership agreement, interest and principal payments on the notes will be made from amounts otherwise distributable to Southwestern and, if that amount is insufficient, Southwestern is required to make a capital contribution to NOARK. NOARK distributes available cash to the partners in accordance with their ownership interests after deduction of their respective portion of amounts payable on the notes.
Contracts and Customer Relationships
     In our Mid-Continent operations, we either purchase gas from producers, or intermediaries, into receipt points on our systems and then sell the gas, and produced natural gas liquids (“NGLs”), if any, off of delivery points on our systems, or we transport gas across our systems, from receipt to delivery point, without taking title to the gas. Beyond the distinction of purchasing or transporting gas, we have a variety of contractual relationships with our producers and shippers, including fixed-fee, percentage-of-proceeds and keep-whole. Ozark Gas Transmission’s revenues are comprised of FERC-regulated transmission fees that are based on firm transportation rates and, to the extent capacity is available following the reservation of firm system capacity, interruptible transportation rates. Under the fixed fee contracts, we provide gathering, compression, treating and dehydration services to our customers for a flat fee. Gross margin from fee-based services depends solely on throughput volume and is not affected by changes in commodity prices. Under the percentage-of-proceeds contracts, we purchase natural gas at the wellhead, process the natural gas and sell the plant residue gas and NGLs at market-based prices, remitting to producers a percentage of the proceeds. Under keep-whole contracts, we gather natural gas from the producer, process the natural gas and sell the resulting NGLs at market price. The extraction of the NGLs lowers the British thermal unit (“Btu”) content of the natural gas. Therefore, under keep-whole contracts, we must replace these Btus by either purchasing natural gas at market prices or making a cash payment to the producer and our profitability is dependent upon the spread between the price of natural gas, our feedstock, and NGLs, our “manufactured” product. The gross margin associated with each of these contractual arrangements can vary from period to period due to a variety of factors, including changing prices of natural gas and NGLs, producers’ optionality between contract types (e.g., percentage-of-proceeds and keep-whole), and producers’ optionality between transporting and selling gas.
     Substantially all of the gas we transport in our Appalachian operations is under a percentage-of-proceeds contract with Atlas America where we calculate our transportation fee as a percentage of the price of the natural gas we transport. The natural gas we transport in our Appalachian operations does not require processing.
The Midstream Natural Gas Gathering, Processing and Transmission Industry
     The midstream natural gas gathering and processing industry is characterized by regional competition based on the proximity of gathering systems and processing plants to producing natural gas wells.
     The natural gas gathering process begins with the drilling of wells into natural gas or oil bearing rock formations. Once a well has been completed, the well is connected to a gathering system. Gathering systems generally consist of a network of small diameter pipelines that collect natural gas from points near producing wells and transport it to larger pipelines for further transmission. Gathering systems are operated at design pressures that will maximize the total throughput from all connected wells.
     While natural gas produced in some areas, such as the Appalachian Basin, does not require treatment or processing, natural gas produced in many other areas, such as our Velma service area, is not suitable for long-haul pipeline transmission or commercial use and must be compressed, transported via pipeline to a central processing facility, and then processed to remove the heavier hydrocarbon components such as NGLs and other contaminants that would interfere with pipeline transmission or the end use of the gas. Natural gas processing plants generally treat (remove carbon dioxide and hydrogen sulfide) and remove the NGLs, enabling the treated, “dry” gas (stripped of liquids) to meet pipeline specification for long-haul transport to end users. After being separated from natural gas at the processing plant, the mixed NGL stream, commonly referred to as “y-grade” or “raw mix,” is typically transported on pipelines to a centralized facility for fractionation into discrete NGL purity products: ethane, propane, normal butane, isobutane, and natural gasoline.
     Natural gas transmission pipelines receive natural gas from producers, other mainline transmission pipelines, shippers and gathering systems through system interconnects and redeliver the natural gas to processing facilities, local gas distribution companies, industrial end-users, utilities and other pipelines. Generally natural gas transmission agreements generate revenue for these systems based on a fee per unit of volume transported.
Our Mid-Continent Operations
     We own and operate a 565-mile interstate natural gas pipeline, approximately 2,565 miles of intrastate natural gas gathering systems, including approximately 800 miles of inactive pipeline, located in Oklahoma, Arkansas, southeastern Missouri, northern Texas and the Texas panhandle, and two processing plants and one stand-alone treating facility in Oklahoma. Our Mid-Continent operations were formed through our acquisition of Spectrum, also referred to as our Velma system, in July 2004 and expanded through our Elk City acquisition in April 2005 and the NOARK acquisition in October 2005. Ozark Gas Transmission transports natural gas from receipt points in eastern Oklahoma, including major intrastate pipelines, and western Arkansas, where the Arkoma Basin is located, to local distribution companies in Arkansas and Missouri and to interstate pipelines in northeastern and central Arkansas. Ozark Gas Gathering provides access to natural gas supplies that are then transported through Ozark Gas Transmission. Our gathering and processing assets service long-lived natural gas regions that continue to experience an increase in drilling activity, including the Anadarko Basin, the Arkoma

Basin and the Golden Trend area of Oklahoma. Our systems gather natural gas from oil and natural gas wells and process the raw natural gas into merchantable, or residue gas, by extracting NGLs and removing impurities. In the aggregate, our Mid-Continent systems have approximately 1,160 receipt points, consisting primarily of individual connections and, secondarily, of central delivery points which are linked to multiple wells. Our gathering systems currently connect with interstate and intrastate pipelines operated by Ozark Gas Transmission, ONEOK Gas Transportation, LLC, Southern Star Central Gas Pipeline, Inc., Panhandle Eastern Pipe Line Company, LP, Northern Natural Gas Company, CenterPoint Energy, Inc., ANR Pipeline Company, Texas Eastern Transmission Corp., Mississippi River Transmission Corp. and Natural Gas Pipeline Company of America.
Mid-Continent Overview
     The heart of the Mid-Continent region is generally defined as running from Kansas through Oklahoma, branching into North and West Texas, southeastern New Mexico as well as western Arkansas. The primary producing areas in the region include the Hugoton field in southwestern Kansas, the Anadarko basin in western Oklahoma, the Permian basin in West Texas and the Arkoma basin in western Arkansas and eastern Oklahoma.
FERC-Regulated Transmission System
     We own a 75% interest in NOARK, which owns a 565-mile FERC-regulated natural gas interstate pipeline extending from southeastern Oklahoma through Arkansas and into southeastern Missouri. Ozark Gas Transmission delivers natural gas via 30 supply and delivery interconnects with major intrastate and interstate pipelines, including Mississippi River Transmission Corp., Natural Gas Pipeline Company of America and Texas Eastern Transmission Corp., and receives natural gas from eight interconnects with intrastate pipelines, including Enogex, BP’s Vastar gathering system, Arkansas Oklahoma Gas Corporation, Arkansas Western Gas Company and ONEOK Gas Transmission.
Gathering Systems
     Velma. The Velma gathering system is located in the Golden Trend area of Southern Oklahoma and the Barnett Shale area of North Texas. As of December 31, 2005, the gathering system had approximately 1,100 miles of active pipeline with approximately 580 receipt points consisting primarily of individual connections and, secondarily, of central delivery points which are linked to multiple wells. The system includes approximately 800 miles of inactive pipeline, much of which can be returned to active status as local drilling activity warrants.
     Elk City. The Elk City gathering system includes approximately 300 miles of natural gas pipelines located in the Anadarko Basin in western Oklahoma and the Texas panhandle. The Elk City gathering system connects to over 300 receipt points, with a majority of the western end of the system located in close proximity to areas of high drilling activity. We recently completed three new gathering and compression projects which will increase gathered volumes and, we believe, have a significant positive effect on our gross margin.
     Ozark Gas Gathering. NOARK owns Ozark Gas Gathering, 365 miles of intrastate natural gas gathering pipeline located in eastern Oklahoma and western Arkansas, providing access to both the well-established Arkoma basin and the newly-exploited Fayetteville Shale. This system connects to approximately 250 receipt points and compresses and transports gas to interconnections with Ozark Gas Transmission.
Processing Plants
     Velma. The Velma processing plant, located in Stephens County, Oklahoma, is a single-train twin-expander cryogenic facility with a natural gas capacity of approximately 100 MMcf/d. The Velma plant is one of only two facilities in the area that is capable of treating both high-content hydrogen sulfide and carbon dioxide gas. We sell natural gas to purchasers at the tailgate of the Velma plant and sell NGL production to ONEOK Hydrocarbons Company. Our Velma operations gather and process natural gas for approximately 150 producers. We have made capital expenditures at the facility to improve its efficiency and competitiveness, including installing electric-powered compressors rather than higher-cost natural gas-powered compressors used by many of our competitors, which results in higher revenues from higher efficiency and lower fuel costs.
     Elk City. The Elk City processing plant, located in Beckham County, Oklahoma, is a twin-train cryogenic natural gas processing plant with a total capacity of approximately 130 MMcf/d. We sell natural gas to purchasers at the tailgate of our Elk City processing plant and sell NGL production to ONEOK Hydrocarbons Company. The Prentiss treating facility, also located in Beckham County, is an amine treating facility with a total capacity of approximately 200 MMcf/d. Our Elk City operations gather and process gas for more than 135 producers.
     Sweetwater. We plan to complete construction of the Sweetwater gas processing facility near our Prentiss treatment plant during the third quarter of 2006. The new plant will initially be scaled to 120 MMcf/d of processing capacity. Along with the plant, we will construct a gathering system to be located primarily in Beckham and Roger Mills counties in Oklahoma and Hemphill County, Texas. We anticipate that construction of the plant and associated gathering system will cost approximately $40.0 million and generate cash flow of $8.0 million to $10.0 million annually.
     Enville. Our Enville, Oklahoma gas plant is currently inactive and is used as a field compression booster station.
NOARK Partnership
     NOARK is an Arkansas limited partnership in which Atlas Arkansas owns a 74% general partner interest and a 1% limited partner interest and Southwestern owns a 25% general partner interest. The current configuration of NOARK’s assets was completed in 1998 when Enogex acquired its interest in the partnership, which at that point owned Ozark Gas Gathering, and acquired Ozark Gas Transmission and certain Warren Petroleum gathering assets and contributed them to the partnership.
     The partnership is managed by a five-member management committee comprised of the partnership’s project leader appointed by Atlas Arkansas, subject to Southwestern’s consent which cannot be unreasonably withheld, two members appointed by Atlas Arkansas and two members appointed by Southwestern. The management committee determines whether to distribute cash, may issue mandatory capital calls to the partners and may conduct expansion projects. It is NOARK’s policy to distribute the maximum amount of cash available after taking into account anticipated future sources of cash and working capital, and cash requirements to meet current and anticipated future obligations. An expansion to the system not included in an approved budget requires an 80% vote of the partners; if a partner does not consent to an expansion within 30 days, the other partner may fund the project and receive a cash distribution equal to all of the net operating income attributable to the project until it has received 200% of its capital contribution, before the non-consenting partner receives distributions attributable to the project.
     Under the partnership agreement, day-to-day management of the partnership’s operations is the responsibility of the project leader, who will be an employee of Atlas America. Atlas Arkansas has the sole power to remove the project leader and, upon a vacancy in that position, to propose a new project leader, subject to the consent of Southwestern, not to be unreasonably withheld.
     NOARK’s subsidiary, NOARK Pipeline Finance, L.L.C., has $39.0 million in principal amount outstanding of 7.15% notes due in 2018 as of December 31, 2005. The liability under the notes is allocated 100% to Southwestern, but Atlas Arkansas and Southwestern are several guarantors for the amount outstanding. Under the partnership agreement, interest and principal payments on the notes will be made from amounts otherwise distributable to Southwestern and, if that amount is insufficient, Southwestern is required to make a capital contribution to NOARK. NOARK distributes available cash to the partners in accordance with their ownership interests after deduction of their respective portion of amounts payable on the notes.
Natural Gas Supply
     In the Mid-Continent, we have gas purchase, gathering and processing agreements with approximately 250 producers with terms ranging from one month to 15 years. These agreements provide for the purchase or gathering of gas under fixed-fee, percentage-of-proceeds or keep-whole arrangements. Most of the agreements provide for compression, treating, and/or low volume fees. Producers generally provide, in-kind, their proportionate share of compressor fuel required to gather the gas and to operate the Velma and Elk City processing plants. In addition, the producers generally bear their proportionate share of gathering system line loss and, except for keep-whole arrangements, bear gas plant “shrinkage,” or the gas consumed in the production of NGL.
     We have enjoyed long-term relationships with the majority of our Mid-Continent producers. For instance, on the Velma system, where we have producer relationships going back over 20 years, our top four producers, which accounted for a significant portion of our Velma volumes for the year ended December 31, 2005, have recently executed renegotiated contracts with primary terms running into 2009 and 2010. At the end of the primary terms, most of the contracts with producers on our gathering systems have evergreen term extensions
Natural Gas and NGL Marketing
     We sell natural gas to purchasers at the tailgate of both the Velma and Elk City plants and at various delivery points on Ozark Gas Gathering. We currently sell the majority of our residue natural gas at the average of ONEOK Gas Transportation, LLC and Southern Star Central Gas Pipeline first-of-month indices as published in Inside FERC. The Velma plant has access to ONEOK Gas Transportation, an intrastate pipeline, and Southern Star Central Gas Pipeline, an interstate pipeline. In our Elk City operations, we sell substantially all of our residue gas to ONEOK Energy Marketing, at first-of-month index pricing. The Elk City plant has access to five major interstate and intrastate downstream pipelines: Natural Gas Pipe Line of America, Panhandle Eastern Pipeline Co., CenterPoint Energy Gas Transmission Company, Northern Natural Gas Company and Enogex. Ozark Gas Gathering gas prices are generally based on Texas Eastern “East LA” index as published in Inside FERC and have historically been sold to affiliates of Enogex and Southwestern.
     We sell our NGL production to ONEOK Hydrocarbons Company under two separate agreements. Under the Velma agreement, we have the right to elect on a monthly basis until January 31, 2006 whether the NGLs are sold into the Mont Belvieu or Conway markets. After that, NGLs will be sold on a 50% Mont Belvieu/50% Conway combined price. NGLs are priced at the average monthly Oil Price Information Service, or OPIS, price for the selected market. The Velma agreement has an initial term expiring February 1, 2011. NGL production from our Elk City plant is also sold to ONEOK Hydrocarbons Company based on Conway OPIS postings. The Elk City agreement has an initial term expiring October 1, 2008.
     Condensate is collected at the Velma gas plant and around the Velma gathering system and sold for our account to SemGroup, L.P. and EnerWest Trading while that collected at Elk City is sold to TEPPCO Crude Oil, L.P.
Natural Gas and NGL Hedging
     Our Mid-Continent operations are exposed to certain commodity price risks. These risks result from either taking title to natural gas and NGLs, including condensate, or being obligated to purchase natural gas to satisfy contractual obligations with certain producers. We mitigate a portion of these risks through a comprehensive risk management program which employs a variety of hedging tools. The resulting combination of the underlying physical business and the financial risk management program is a conversion from a physical environment that consists of floating prices to a risk-managed environment that is characterized by fixed prices.
     We (a) purchase natural gas and subsequently sell processed natural gas and the resulting NGLs, or (b) purchase natural gas and subsequently sell the unprocessed gas, or (c) transport and/or process the natural gas for a fee without taking title to the commodities. Scenario (b) exposes us to a generally neutral price risk (long sales approximate short purchases) while scenario (c) does not expose us to any price risk; in both scenarios, risk management is not required. Scenario (a) does involve some amount of commodity risk.
     We are exposed to commodity price risks when natural gas is purchased for processing. The amount and character of this price risk is a function of our contractual relationships with natural gas producers, or, alternatively, a function of cost of sales. We are therefore exposed to price risk at a gross profit level rather than revenue level. These cost-of-sales or contractual relationships are generally of two types:
•	Percentage-of-proceeds: require us to pay a percentage of revenue to the producer. This results in our being net long physical natural gas and NGLs.

•	Keep-whole: require us to deliver the same quantity of natural gas at the delivery point as we received at the receipt point; any resulting NGLs produced belong to us. This results in our being long physical NGLs and short physical natural gas.
     We hedge a portion of these risks by using fixed-for-floating swaps, which result in a fixed price, or by utilizing the purchase or sale of options, which result in a range of fixed prices.
     We recognize gains and losses from the settlement of our hedges in revenue when we sell the associated physical residue natural gas or NGLs. Any gain or loss realized as a result of hedging is substantially offset in the market when we sell the physical residue natural gas or NGLs. All of our hedges are characterized as cash flow hedges as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We determine gains or losses on open and closed hedging transactions as the difference between the hedge price and the physical price. This mark-to-market methodology uses daily closing NYMEX prices when applicable and an internally-generated algorithm for hedged commodities that are not traded on a market. To insure that these financial instruments will be used solely for hedging price risks and not for speculative purposes, we have established a hedging committee to review our hedges for compliance with our hedging policies and procedures. Our revolving credit facility prohibits speculative hedging and limits our overall hedge position to 80% of our equity volumes. In addition, we do not enter into a hedge where we cannot offset the hedge with physical residue natural gas or NGL sales.
     For additional information on our hedging activities and a summary of our outstanding hedging instruments as of December 31, 2005, please see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”
Our Appalachian Basin Operations
     We own and operate approximately 1,500 miles of intrastate gas gathering systems located in eastern Ohio, western New York and western Pennsylvania. Our Appalachian operations serve approximately 5,150 wells with an average throughput of 55.2 MMcf/d of natural gas for the year ended December 31, 2005. Our gathering systems provide a means through which well owners and operators can transport the natural gas produced by their wells to interstate and public utility pipelines for delivery to customers. To a lesser extent, our gathering systems transport natural gas directly to customers. Our gathering systems connect with public utility pipelines operated by Peoples Natural Gas Company, National Fuel Gas Supply, Tennessee Gas Pipeline Company, National Fuel Gas Distribution Company, East Ohio Gas Company, Columbia Gas of Ohio,

Consolidated Natural Gas Co., Texas Eastern Pipeline, Columbia Gas Transmission Corp., Equitrans Pipeline Company, Gatherco Incorporated and Equitable Utilities. Our systems are strategically located in the Appalachian Basin, a region characterized by long-lived, predictable natural gas reserves that are close to major eastern U.S. markets.
Appalachian Basin Overview
     The Appalachian Basin includes the states of Kentucky, Maryland, New York, Ohio, Pennsylvania, Virginia, West Virginia and Tennessee. It is the most mature oil and gas producing region in the United States, having established the first oil production in 1859. In addition, the Appalachian Basin is strategically located near the energy-consuming regions of the mid-Atlantic and northeastern United States, which has historically resulted in Appalachian producers selling their natural gas at a premium to the benchmark price for natural gas on the NYMEX.
Natural Gas Supply
     Substantially all of the natural gas we transport in the Appalachian Basin is derived from wells operated by Atlas America, a leading sponsor of natural gas drilling investment partnerships in the Appalachian Basin. Atlas America is the corporate parent of our general partner and, through it, has a 2% general partner interest and a 12.8% limited partner interest in us. We are party to an omnibus agreement with Atlas America which is intended to maximize the use and expansion of our gathering systems and the amount of natural gas which we transport in the region. Among other things, the omnibus agreement requires Atlas America to connect to our gathering systems wells it operates that are located within 2,500 feet of our gathering systems. Atlas America can require us to extend our lines to connect an Atlas America-operated well located more than 2,500 feet from our gathering system if it extends a flow line to within 1,000 feet; for other Atlas America-operated wells located more than 2,500 feet from our gathering systems, we have a right to extend our lines. We are also a party to natural gas gathering agreements with Atlas America, under which we receive gathering fees generally equal to a percentage, typically 16%, of the selling price of the natural gas we transport. From the inception of our operations in January 2000 through December 31, 2005, we connected 2,135 new wells to our Appalachian gathering system, 433 of which were added through acquisitions of other gathering systems. For the year ended December 31, 2005, we connected 451 wells to our gathering system. Our ability to increase the flow of natural gas through our gathering systems and to offset the natural decline of the production already connected to our gathering systems will be determined primarily by the number of wells drilled by Atlas America and connected to our gathering systems and by our ability to acquire additional gathering assets.
Natural Gas Revenues
     Our Appalachian Basin revenues are determined primarily by the amount of natural gas flowing through our gathering systems and the price received for this natural gas. We have an agreement with Atlas America under which it pays us gathering fees generally equal to a percentage, typically 16%, of the gross or weighted average sales price of the natural gas we transport subject, in most cases, to minimum prices of $0.35 or $0.40 per Mcf. For the year ended December 31, 2005, we received gathering fees averaging $1.21 per Mcf. We charge other operators fees negotiated at the time we connect their wells to our gathering systems or, in a pipeline acquisition, that were established by the entity from which we acquired the pipeline.
     Because we do not buy or sell gas in connection with our Appalachian operations, we do not engage in hedging. Atlas America maintains a hedging program. Since we receive transportation fees from Atlas America generally based on the selling price received by Atlas America inclusive of the effects of financial and physical hedging, these financial and physical hedges mitigate the risk of our percentage-of-proceeds arrangements.

Our Relationship with Atlas America
     We began our operations in January 2000 by acquiring the gathering systems of Atlas America. Atlas America owns a 12.8% limited partner interest and a 2% general partner interest in us through its ownership of our general partner. Atlas America and its affiliates sponsor limited and general partnerships to raise funds from investors to explore for, develop and produce natural gas and, to a lesser extent, oil from locations in eastern Ohio, western New York and western Pennsylvania. Our gathering systems are connected to approximately 4,600 wells developed and operated by Atlas America in the Appalachian Basin. Through agreements between us and Atlas America, we gather substantially all of the natural gas for our Appalachian Basin operations from wells operated by Atlas America.
Omnibus Agreement
     Under the omnibus agreement, Atlas America and its affiliates agreed to add wells to the gathering systems and provide consulting services when we construct new gathering systems or extend existing systems. The omnibus agreement also imposes conditions upon our general partner’s disposition of its general partner interest in us. The omnibus agreement is a continuing obligation, having no specified term or provisions regarding termination except for a provision terminating the agreement if our general partner is removed as general partner without cause. The omnibus agreement may not be amended without the approval of the conflicts committee of the managing board of our general partner if, in the reasonable discretion of our general partner, such amendment will adversely affect the common unitholders.
     Well Connections. Under the omnibus agreement, with respect to any well Atlas America drills and operates for itself or an affiliate that is within 2,500 feet of one of our gathering systems, Atlas America must, at its sole cost and expense, construct small diameter (two inches or less) sales or flow lines from the wellhead of any such well to a point of connection to the gathering system. Where an Atlas America well is located more than 2,500 feet from one of our gathering systems, but Atlas America has extended the flow line from the well to within 1,000 feet of the gathering system, Atlas America has the right to require us, at our cost and expense, to extend our gathering system to connect to that well. With respect to other Atlas America wells that are more than 2,500 feet from our gathering systems, we have the right, at our cost and expense, to extend our gathering system to within 2,500 feet of the well and to require Atlas America, at its cost and expense, to construct up to 2,500 feet of flow line to connect to the gathering system extension. If we elect not to exercise our right to extend our gathering systems, Atlas America may connect an Atlas America well to a natural gas gathering system owned by someone other than us or one of our subsidiaries or to any other delivery point; however, we will have the right to assume the cost of construction of the necessary flow lines, which then become our property and part of our gathering systems.
     Consulting Services. The omnibus agreement requires Atlas America to assist us in identifying existing gathering systems for possible acquisition and to provide consulting services to us in evaluating and making a bid for these systems. Atlas America must give us notice of identification by it or any of its affiliates of any gathering system as a potential acquisition candidate, and must provide us with information about the gathering system, its seller and the proposed sales price, as well as any other information or analyses compiled by Atlas America with respect to the gathering system. We will have 30 days to determine whether we want to acquire the identified system and advise Atlas America of our intent. If we intend to acquire the system, we have an additional 60 days to complete the acquisition. If we do not complete the acquisition, or advise Atlas America that we do not intend to acquire the system, then Atlas America may do so.
     Gathering System Construction. The omnibus agreement requires Atlas America to provide us with construction management services if we determine to expand one or more of our gathering systems. We must reimburse Atlas America for its costs, including an allocable portion of employee salaries, in connection with its construction management services.

     Disposition of Interest in Our General Partner. Direct and indirect wholly-owned subsidiaries of Atlas America act as the general partners, operators or managers of the drilling investment partnerships sponsored by Atlas America. Our general partner is a subsidiary of Atlas America. Under the omnibus agreement, those subsidiaries, including our general partner, that currently act as the general partners, operators or managers of partnerships sponsored by Atlas America must also act as the general partners, operators or managers for all new drilling investment partnerships sponsored by Atlas America. Atlas America and its affiliates may not divest their ownership of our general partner entity without divesting their ownership of the other entities to the same acquirer, except that Atlas America is permitted to transfer its interest in our general partner to a wholly- or majority-owned direct or indirect subsidiary as long as Atlas America continues to control the new entity. For these purposes, divestiture means a sale of all or substantially all of the assets of an entity, the disposition of more than 50% of the capital stock or equity interest of an entity, or a merger or consolidation that results in Atlas America and its affiliates, on a combined basis, owning, directly or indirectly, less than 50% of the entity’s capital stock or equity interest, but excludes pledges to a lender in connection with a secured funding arrangement. Our general partner has pledged its interests in us as security for the revolving credit facility of Atlas America.
     Atlas America’s wholly-owned subsidiary, Atlas Pipeline Holdings, L.P., recently filed a registration statement with the Securities and Exchange Commission for an initial public offering of 3.6 million common units, representing an approximate 17.1% ownership interest in it. Upon completion of this offering, Atlas Pipeline Holdings, L.P. will own our general partner. The registration statement has not yet become effective. This report does not constitute an offer to sell or a solicitation of an offer to buy any such securities.
Natural Gas Gathering Agreements
     Under the master natural gas gathering agreement, we receive a fee from Atlas America for gathering natural gas, determined as follows:
•	for natural gas from well interests allocable to Atlas America or its affiliates (excluding general or limited partnerships sponsored by them) that were connected to our gathering systems at February 2, 2000, the greater of $0.40 per Mcf or 16% of the gross sales price of the natural gas transported;

•	for (i) natural gas from well interests allocable to general and limited partnerships sponsored by Atlas America that drill wells on or after December 1, 1999 that are connected to our gathering systems (ii) natural gas from well interests allocable to Atlas America or its affiliates (excluding general or limited partnerships sponsored by them) that are connected to our gathering systems after February 2, 2000, and (iii) well interests allocable to third parties in wells connected to our gathering systems at February 2, 2000, the greater of $0.35 per Mcf or 16% of the gross sales price of the natural gas transported; and

•	for natural gas from well interests operated by Atlas America and drilled after December 1, 1999 that are connected to a gathering system that is not owned by us and for which we assume the cost of constructing the connection to that gathering system, an amount equal to the greater of $0.35 per Mcf or 16% of the gross sales price of the natural gas transported, less the gathering fee charged by the other gathering system.
     Atlas America receives gathering fees from contracts or other arrangements with third party owners of well interests connected to our gathering systems. However, Atlas America must pay gathering fees owed to us from its own resources regardless of whether it receives payment under those contracts or arrangements.
     The master natural gas gathering agreement is a continuing obligation and, accordingly, has no specified term or provisions regarding termination. However, if our general partner is removed as our general partner without cause, then no gathering fees will be due under the agreement with respect to new wells drilled by Atlas America. The master natural gas gathering agreement may not be amended without the approval of the conflicts committee of the managing board of our general partner if, in the reasonable discretion of our general partner, such amendment will adversely affect the common unitholders.
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
     We recently amended the gas gathering agreements with Atlas America to provide that the “gross sales price,” for purposes of the agreements, will mean the price that is actually received, adjusted to take into account proceeds received or payments made pursuant to financial hedging arrangements.
Competition
     Acquisitions. We have encountered competition in acquiring midstream assets owned by third parties. In several instances we submitted bids in auction situations and in direct negotiations for the acquisition of such assets and were either outbid by others or were unwilling to meet the sellers’ expectations. In the future, we expect to encounter equal if not greater competition for midstream assets because, as natural gas, crude oil and NGL prices increase, the economic attractiveness of owning such assets increases.
     Mid-Continent. In our Mid-Continent service area, we compete for the acquisition of well connections with several other gathering/servicing operations. These operations include plants and gathering systems operated by Duke Energy Field Services, ONEOK Field Services, Eagle Rock Midstream Resources, L.P., and Enbridge. We believe that the principal factors upon which competition for new well connections is based are:
•	the price received by an operator or producer for its production after deduction of allocable charges, principally the use of the natural gas to operate compressors; and

•	responsiveness to a well operator’s needs, particularly the speed at which a new well is connected by the gatherer to its system.
     We believe that our relationships with operators connected to our system are good and that we present an attractive alternative for producers. However, if we cannot compete successfully, we may be unable to obtain new well connections and, possibly, could lose wells already connected to our systems.
     Being a regulated entity, Ozark Gas Transmission faces somewhat more indirect competition that is more regional or even national in character. CenterPoint Energy, Inc.’s interstate system is the nearest direct competitor.
     Appalachian Basin. Our Appalachian Basin operations do not encounter direct competition in their service areas since Atlas America controls the majority of the drillable acreage in each area. However, because our Appalachian Basin operations principally serve wells drilled by Atlas America, we are affected by competitive factors affecting Atlas America’s ability to obtain properties and drill wells, which affects our ability to expand our gathering systems and to maintain or increase the volume of natural gas we transport and, thus, our transportation revenues. Atlas America also may encounter competition in obtaining drilling services from third-party providers. Any competition it encounters could delay Atlas America in drilling wells for its sponsored partnerships, and thus delay the connection of wells to our gathering systems. These delays would reduce the volume of gas we otherwise would have transported, thus reducing our potential transportation revenues.
     As our omnibus agreement with Atlas America generally requires it to connect wells it operates to our system, we do not expect any direct competition in connecting wells drilled and operated by Atlas America in the future. In addition, we occasionally connect wells operated by third parties. For the year ended December 31, 2005, we connected 16 third party wells.
Regulation
     Regulation by FERC of Interstate Natural Gas Pipelines. FERC regulates our interstate natural gas pipeline interests. Through Atlas Arkansas, we own a 75% interest in NOARK, which owns Ozark Gas Transmission. Ozark Gas Transmission transports natural gas in interstate commerce. As a result, Ozark Gas Transmission qualifies as a “natural gas company” under the Natural Gas Act and is subject to the regulatory jurisdiction of FERC. In general, FERC has authority over natural gas companies that provide natural gas pipeline transportation services in interstate commerce, and its authority to regulate those services includes:
•	rate structures;

•	rates of return on equity;

•	recovery of costs;

•	the services that our regulated assets are permitted to perform;

•	the acquisition, construction and disposition of assets; and

•	to an extent, the level of competition in that regulated industry.
     Under the Natural Gas Act, FERC has authority to regulate natural gas companies that provide natural gas pipeline transportation services in interstate commerce. Its authority to regulate those services includes the rates charged for the services, terms and conditions of service, certification and construction of new facilities, the extension or abandonment of services and facilities, the maintenance of accounts and records, the acquisition and disposition of facilities, the initiation and discontinuation of services, and various other matters. Natural gas companies may not charge rates that have been determined not to be just and reasonable by FERC. In addition, FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service.
     The rates, terms and conditions of service provided by natural gas companies are required to be on file with FERC in FERC-approved tariffs. Pursuant to FERC’s jurisdiction over rates, existing rates may be challenged by complaint and proposed rate increases may be challenged by protest. We cannot assure you that FERC will continue to pursue its approach of pro-competitive policies as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity, transportation and storage facilities. Any successful complaint or protest against Ozark Gas Transmission’s FERC-approved rates could have an adverse impact on our revenues associated with providing transmission services.
     Gathering Pipeline Regulation. Section 1(b) of the Natural Gas Act exempts natural gas gathering facilities from the jurisdiction of the FERC. We own a number of intrastate natural gas pipelines in New York, Pennsylvania, Ohio, Arkansas, Texas and Oklahoma that we believe would meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to FERC jurisdiction. However, the distinction between the FERC-regulated transmission services and federally unregulated gathering services is the subject of regular litigation, so the classification and regulation of some of our gathering facilities may be subject to change based on future determinations by FERC and the courts.
     In Ohio, a producer or gatherer of natural gas may file an application seeking exemption from regulation as a public utility, except for the continuing jurisdiction of the Public Utilities Commission of Ohio to inspect our gathering systems for public safety purposes. Our operating subsidiary has been granted an exemption by the Public Utilities Commission of Ohio for our Ohio facilities. The New York Public Service Commission imposes traditional public utility regulation on the transportation of natural gas by companies subject to its regulation. This regulation includes rates, services and siting authority for the construction of certain facilities. Our gas gathering operations currently are not subject to regulation by the New York Public Service Commission. Our operations in Pennsylvania currently are not subject to the Pennsylvania Public Utility Commission’s regulatory authority since they do not provide service to the public generally and, accordingly, do not constitute the operation of a public utility. Similarly, our operations in Arkansas are not subject to regulatory oversight by the Arkansas Public Service Commission. In the event the Arkansas, Ohio, New York or Pennsylvania authorities seek to regulate our operations, we believe that our operating costs could increase and our transportation fees could be adversely affected, thereby reducing our net revenues and ability to make distributions to unitholders.
     We are currently subject to state ratable take and common purchaser statutes in Texas and Oklahoma. The ratable take statutes generally require gatherers to take, without discrimination, natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without discrimination as to source of supply or producer. These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply. These statutes have the effect of restricting our right as an owner of gathering facilities to decide with whom we contract to purchase or transport natural gas.
     The state of Oklahoma has adopted a complaint-based statute that allows the Oklahoma Corporation Commission to resolve grievances relating to natural gas gathering access and to remedy discriminatory rates for providing gathering service where the parties are unable to agree. In a similar way, the Texas Railroad Commission sponsors a complaint procedure for resolving grievances about natural gas gathering access and rate discrimination. No such complaints have been made against our Mid-Continent operations to date in Oklahoma or Texas.
     Natural gas gathering may receive greater regulatory scrutiny at both the state and federal levels now that FERC has taken a less stringent approach to regulation of the gathering activities of interstate pipeline transmission companies and a number of such companies have transferred gathering facilities to unregulated affiliates. For example, the Texas Railroad Commission has approved changes to its regulations governing transportation and gathering services performed by intrastate pipelines and gatherers, which prohibit such entities from unduly discriminating in favor of one customer over another. Our gathering operations could be adversely affected should they be subject in the future to the application of state or federal regulation of rates and services.
     Our gathering operations also may be or become subject to safety and operational regulations relating to the design, installation, testing, construction, operation, replacement and management of gathering facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on our operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.
     Sales of Natural Gas. A portion of our revenues is tied to the price of natural gas. The price of natural gas is not currently subject to federal regulation and, for the most part, is not subject to state regulation. Sales of natural gas are affected by the availability, terms and cost of pipeline transportation. As noted above, the price and terms of access to pipeline transportation are subject to extensive federal and state regulation. FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies that remain subject to FERC’s jurisdiction. These initiatives also may affect the intrastate transportation of natural gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry, and these initiatives generally reflect more light-handed regulation. We cannot predict the ultimate impact of these regulatory changes to our operations, and we note that some of FERC’s more recent proposals may adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. We do not believe that we will be affected by any such FERC action materially differently than other companies with whom we compete.
     Energy Policy Act of 2005. On August 8, 2005, the Energy Policy Act of 2005 was signed into law. The Energy Policy Act contains numerous provisions relevant to the natural gas industry and to interstate pipelines in particular. Overall, the legislation attempts to increase supply sources by engaging in various studies of the overall resource base and attempting to advantage deep water production on the Outer Continental Shelf in the Gulf of Mexico. However, the primary provisions of interest to our interstate pipelines focus on two areas: (1) infrastructure development; and (2) market transparency and enhanced enforcement. Regarding infrastructure development, the Energy Policy Act includes provisions to clarify that FERC has exclusive jurisdiction over the siting of liquefied natural gas terminals; provides for market based rates for new storage facilities placed into service after the date of enactment; shortens depreciable life for gathering facilities; statutorily designates FERC as the lead agency for federal authorizations and permits; creates a consolidated record for all federal decisions relating to necessary authorizations and permits; and provides for expedited judicial review of any agency action and review by only the D.C. Circuit Court of Appeals of any alleged failure of a federal agency to act by a deadline set by FERC as lead agency. Such provisions, however, do not apply to review and authorization under the Coastal Zone Management Act of 1972. Regarding market transparency and manipulation rules, the Natural Gas Act is amended to prohibit market manipulation and add provisions for FERC to prescribe rules designed to encourage the public provision of data and reports regarding the price of natural gas in wholesale markets. The Natural Gas Act and the Natural Gas Policy Act are also amended to increase monetary criminal penalties to $1,000,000 from current law at $5,000 and to add and increase civil penalty authority to be administered by FERC to $1,000,000 per day per violation without any limitation as to total amount.
Environmental Matters
     The operation of pipelines, plant and other facilities for gathering, compressing, treating, processing, or transporting natural gas, natural gas liquids and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:
•	restricting the way we can handle or dispose of our wastes;

•	limiting or prohibiting construction and operating activities in sensitive areas such as wetlands, coastal regions, or areas inhabited by endangered species;

•	requiring remedial action to mitigate pollution conditions caused by our operations or attributable to former operators; and

•	enjoining some or all of the operations of facilities deemed in non-compliance with permits issued pursuant to such environmental laws and regulations.

     Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where substances or wastes have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of substances or wastes into the environment.
     We believe that our operations are in substantial compliance with applicable environmental laws and regulations and that compliance with existing federal, state and local environmental laws and regulations will not have a material adverse effect on our business, financial position or results of operations. Nevertheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Moreover, we cannot assure you that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs.
     Hazardous Waste. Our operations generate wastes, including some hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act, as amended, or RCRA, and comparable state laws, which impose detailed requirements for the handling, storage, treatment and disposal of hazardous and solid waste. RCRA currently exempts many natural gas gathering and field processing wastes from classification as hazardous waste. Specifically, RCRA excludes from the definition of hazardous waste produced waters and other wastes associated with the exploration, development, or production of crude oil and natural gas. However, these oil and gas exploration and production wastes may still be regulated under state law or the less stringent solid waste requirements of RCRA. Moreover, ordinary industrial wastes such as paint wastes, waste solvents, laboratory wastes, and waste compressor oils may be regulated as hazardous waste. The transportation of natural gas in pipelines may also generate some hazardous wastes that are subject to RCRA or comparable state law requirements.
     Site Remediation. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA, also known as “Superfund,” and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released, and companies that disposed or arranged for disposal of hazardous substances at offsite locations such as landfills. Although petroleum as well as natural gas is excluded from CERCLA’s definition of “hazardous substance,” in the course of our ordinary operations we will generate wastes that may fall within the definition of a “hazardous substance.” CERCLA authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Under CERCLA, we could be subject to joint and several, strict liability for the costs of cleaning up and restoring sites where hazardous substances have been released, for damages to natural resources, and for the costs of certain health studies.
     We currently own or lease, and have in the past owned or leased, numerous properties that for many years have been used for the measurement, gathering, field compression and processing of natural gas. Although we used operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons or wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where such substances have been taken for disposal. In fact, there is evidence that petroleum spills or releases have occurred at some of the properties owned or leased by us. In addition, some of these properties have been operated by third parties or by previous owners whose treatment and disposal or release of petroleum hydrocarbons or wastes was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed wastes (including waste disposed of by prior owners or operators), remediate contaminated property (including groundwater contamination, whether from prior owners or operators or other historic activities or spills), or perform remedial closure operations to prevent future contamination.
     Air Emissions. Our operations are subject to the federal Clean Air Act, as amended, and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our processing plants and compressor stations, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. We likely will be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. We believe, however, that our operations will not be materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to us than to any other similarly situated companies.
     Water Discharges. Our operations are subject to the Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous state laws and regulations. These laws and regulations impose detailed requirements and strict controls regarding the discharge of pollutants into state and federal waters. The discharge of pollutants is prohibited unless authorized by a permit or other agency approval. The Clean Water Act and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. Any unpermitted release of pollutants from our pipelines or facilities could result in administrative, civil and criminal penalties as well as significant remedial obligations.
     Pipeline Safety. Our pipelines are subject to regulation by the U.S. Department of Transportation, or the DOT, under the Natural Gas Pipeline Safety Act of 1968, as amended, or the NGPSA, pursuant to which the DOT has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The NGPSA covers the pipeline transportation of natural gas and other gases, and the transportation and storage of liquefied natural gas and requires any entity that owns or operates pipeline facilities to comply with the regulations under the NGPSA, to permit access to and allow copying of records and to make certain reports and provide information as required by the Secretary of Transportation. We believe that our pipeline operations are in substantial compliance with existing NGPSA requirements; however, due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, future compliance with the NGPSA could result in increased costs.
     The DOT, through the Office of Pipeline Safety, recently finalized a series of rules intended to require pipeline operators to develop integrity management programs for gas transmission pipelines that, in the event of a failure, could affect “high consequence areas.” “High consequence areas” are currently defined as areas with specified population densities, buildings containing populations of limited mobility, and areas where people gather that are located along the route of a pipeline. The Texas Railroad Commission, the Oklahoma Corporation Commission and other state agencies have adopted similar regulations applicable to intrastate gathering and transmission lines. Compliance with these existing rules has not had a material adverse effect on our operations but there is no assurance that this trend will continue in the future.
     Employee Health and Safety. We are subject to the requirements of the Occupational Safety and Health Act, as amended, referred to as OSHA, and comparable state laws that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens.
     Hydrogen Sulfide. Exposure to gas containing high levels of hydrogen sulfide, referred to as sour gas, is harmful to humans, and prolonged exposure can result in death. The gas produced at our Velma gas plant contains high levels of hydrogen sulfide, and we employ numerous safety precautions at the system to ensure the safety of our employees. There are various federal and state environmental and safety requirements for handling sour gas, and we are in substantial compliance with all such requirements.
Properties
     As of December 31, 2005, our principal facilities in Appalachia include approximately 1,500 miles of 2 to 12 inch diameter pipeline. Our principal facilities in the Mid-Continent area consist of three natural gas processing plants, one treating facility, and approximately 3,130 miles of active and inactive 2 to 42 inch diameter pipeline. Substantially all of our gathering systems are constructed within rights-of-way granted by property owners named in the appropriate land records. In a few cases, property for gathering system purposes was purchased in fee. All of our compressor stations are located on property owned in fee or on property obtained via long-term leases or surface easements.
     Our property or rights-of-way are subject to encumbrances, restrictions and other imperfections. These imperfections have not interfered, and our general partner does not expect that they will materially interfere, with the conduct of our business. In many instances, lands over which rights-of-way have been obtained are subject to prior liens which have not been subordinated to the right-of-way grants. In a few instances, our rights-of-way are revocable at the election of the land owners. In some cases, not all of the owners named in the appropriate land records have joined in the right-of-way grants, but in substantially all such cases signatures of the owners of majority interests have been obtained. Substantially all permits have been obtained from public authorities to cross over or under, or to lay facilities in or along, water courses, county roads, municipal streets, and state highways, where necessary, although in some instances these permits are revocable at the election of the grantor. Substantially all permits have also been obtained from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor’s election.
     Certain of our rights to lay and maintain pipelines are derived from recorded gas well leases, for wells that are currently in production; however, the leases are subject to termination if the wells cease to produce. In some of these cases, the right to maintain existing pipelines continues in perpetuity, even if the well associated with the lease ceases to be productive. In addition, because many of these leases affect wells at the end of lines, these rights-of-way will not be used for any other purpose once the related wells cease to produce.
Employees
     As is commonly the case with publicly traded limited partnerships, we do not directly employ any of the persons responsible for our management or operations. In general, employees of Atlas America manage our gathering systems and operate our business. To carry out our operations, Atlas America employed approximately 210 people at December 31, 2005 who provide direct support to our operations. Affiliates of our general partner will conduct business and activities of their own in which we will have no economic interest. If these separate activities are significantly greater than our activities, there could be material competition between us, our general partner and affiliates of our general partner for the time and effort of the officers and employees who provide services to our general partner. The officers of our general partner who provide services to us are not required to work full time on our affairs. These officers may devote significant time to the affairs of our general partner’s affiliates and be compensated by these affiliates for the services rendered to them. There may be significant conflicts between us and affiliates of our general partner regarding the availability of these officers to manage us.

Available Information
     We make our periodic reports under the Securities Exchange Act of 1934, including our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, available through our website at www.atlaspipelinepartners.com. To view these reports, click on “Investor Relations”, then “SEC Filings”. You may also receive, without charge, a paper copy of any such filings by request to us at 311 Rouser Road, Moon Township, Pennsylvania 15108, telephone number (412) 262-2830. A complete list of our filings is available on the Securities and Exchange Commission’s website at www.sec.gov. Any of our filings are also available at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The Public Reference Room may be contacted at telephone number (800) 732-0330 for further information.
ITEM 1A. RISK FACTORS
     Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks we encounter are similar to those that would be faced by a corporation engaged in a similar business. If any of these risks actually occurs, our business, financial condition or results of operations could be materially adversely affected.
Risks Relating to Our Business
The amount of cash we generate depends in part on factors beyond our control.
     The actual amounts of cash we generate will depend upon numerous factors relating to our business which may be beyond our control, including:
•	the demand for and price of natural gas and NGLs;

•	the volume of natural gas we transport;

•	expiration of significant contracts;

•	continued development of wells for connection to our gathering systems;

•	the availability of local, intrastate and interstate transportation systems;

•	the expenses we incur in providing our gathering services;

•	the cost of acquisitions and capital improvements;

•	our issuance of equity securities;

•	required principal and interest payments on our debt;

•	fluctuations in working capital;

•	prevailing economic conditions;

•	fuel conservation measures;

•	alternate fuel requirements;

•	government regulation and taxation; and

•	technical advances in fuel economy and energy generation devices.
     Our financial and operating performance may fluctuate significantly from quarter to quarter. We may be unable to continue to generate sufficient cash flow to make distributions to our unitholders or to meet our working capital, capital expenditure or debt service requirements. If we are unable to do so, we may be required to sell assets or equity, reduce capital expenditures, refinance all or a portion of our existing indebtedness or obtain additional financing. We may be unable to do so on acceptable terms, or at all.
Our profitability is affected by the volatility of prices for natural gas and NGL products.
     We derive a substantial portion of our revenues from percentage-of-proceeds contracts. As a result, our income depends to a significant extent upon the prices at which the natural gas we transport, treat or process and the natural gas liquids, or NGLs, we produce are sold. Additionally, changes in natural gas prices may indirectly impact our profitability since prices can influence drilling activity and well operations and thus the volume of gas we gather and process. Historically, the price of both natural gas and NGLs has been subject to significant volatility in response to relatively minor changes in the supply and demand for natural gas and NGL products, market uncertainty and a variety of additional factors beyond our control, including those we describe in “—The amount of cash we generate depends in part on factors beyond our control,” above. We expect this volatility to continue. This volatility may cause our gross margin and cash flows to vary widely from period to period. Our hedging strategies may not be sufficient to offset price volatility risk and, in any event, do not cover all of the throughput volumes subject to percentage-of-proceeds contracts. Moreover, hedges are subject to inherent risks, which we describe in “— Our hedging strategies may fail to protect us and could reduce our gross margin and cash flow.”
The amount of natural gas we transport will decline over time unless we are able to attract new wells to connect to our gathering systems.
     Production of natural gas from a well generally declines over time until the well can no longer economically produce natural gas and is plugged and abandoned. Failure to connect new wells to our gathering systems could, therefore, result in the amount of natural gas we transport reducing substantially over time and could, upon exhaustion of the current wells, cause us to abandon one or more of our gathering systems and, possibly, cease operations. The primary factors affecting our ability to connect new supplies of natural gas to our gathering systems include our success in contracting for existing wells that are not committed to other systems, the level of drilling activity near our gathering systems and, in the Mid-Continent region, our ability to attract natural gas producers away from our competitors’ gathering systems. Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new oil and natural gas reserves. Drilling activity generally decreases as oil and natural gas prices decrease. We have no control over the level of drilling activity in our service areas, the amount of reserves underlying wells that connect to our systems and the rate at which production from a well will decline. In addition, we have no control over producers or their production decisions, which are affected by, among other things, prevailing and projected energy prices, demand for hydrocarbons, the level of reserves, geological considerations, governmental regulation and the availability and cost of capital. Because our operating costs are fixed to a significant degree, a reduction in the natural gas volumes we transport or process would result in a reduction in our gross margin and cash flows.

The success of our Appalachian operations depends upon Atlas America’s ability to drill and complete commercial producing wells.
     Substantially all of the wells we connect to our gathering systems in our Appalachian service area are drilled and operated by Atlas America for drilling investment partnerships sponsored by it. As a result, our Appalachian operations depend principally upon the success of Atlas America in sponsoring drilling investment partnerships and completing wells for these partnerships. Atlas America operates in a highly competitive environment for acquiring undeveloped leasehold acreage and attracting capital. Atlas America may not be able to compete successfully in the future in acquiring undeveloped leasehold acreage or in raising additional capital through its drilling investment partnerships. Furthermore, Atlas America is not required to connect wells for which it is not the operator to our gathering systems. If Atlas America cannot or does not continue to sponsor drilling investment partnerships, if the amount of money raised by those partnerships decreases, or if the number of wells actually drilled and completed as commercially producing wells decreases, the amount of natural gas transported by our Appalachian gathering systems would substantially decrease and could, upon exhaustion of the wells currently connected to our gathering systems, cause us to abandon one or more of our Appalachian gathering systems, thereby materially reducing our gross margin, and cash flows.
The failure of Atlas America to perform its obligations under our natural gas gathering agreements with it may adversely affect our business.
     Substantially all of our Appalachian operating system revenues currently consist of the fees we receive under the master natural gas gathering agreement and other transportation agreements we have with Atlas America and its affiliates. We expect to derive a material portion of our gross margin from the services we provide under our contracts with Atlas America for the foreseeable future. Any factor or event adversely affecting Atlas America’s business or its ability to perform under its contracts with us or any default or nonperformance by Atlas America of its contractual obligations to us, could reduce our gross margin, and cash flows.
The success of our Mid-Continent operations depends upon our ability to continually find and contract for new sources of natural gas supply from unrelated third parties.
     Unlike our Appalachian operations, none of the drillers or operators in our Mid-Continent service area is an affiliate of ours. Moreover, our agreements with most of the drillers and operators with which our Mid-Continent operations do business do not require them to dedicate significant amounts of undeveloped acreage to our systems. As a result, we do not have assured sources to provide us with new wells to connect to our Mid Continent gathering systems. Failure to connect new wells to our Mid-Continent operations will, as described in “— The amount of natural gas we transport will decline over time unless we are able to attract new wells to connect to our gathering systems,” above, reduce our gross margin and cash flows.
Our Mid-Continent operations currently depend on certain key producers for their supply of natural gas; the loss of any of these key producers could reduce our revenues.
     During 2005, Chesapeake Energy Corporation, Kaiser-Francis Oil Company, Burlington Resources Inc., St. Mary Land and Exploration Company and Samson Resources Co. supplied our Mid-Continent systems with a majority of their natural gas supply. If these producers reduce the volumes of natural gas that they supply to us, our gross margin and cash flows would be reduced unless we obtain comparable supplies of natural gas from other producers.

The curtailment of operations at, or closure of, either of our processing plants could harm our business.
     We currently have one processing plant for our Elk City operation and one active processing plant for our Velma operation. If operations at either plant were to be curtailed, or closed, whether due to accident, natural catastrophe, environmental regulation or for any other reason, our ability to process natural gas from the relevant gathering system and, as a result, our ability to extract and sell NGLs, would be harmed. If this curtailment or stoppage were to extend for more than a short period, our gross margin, and cash flows would be materially reduced.
We may face increased competition in the future in our Mid-Continent service areas.
     Our Mid-Continent operations may face competition for well connections. Duke Energy Field Services, LLC, ONEOK, Inc., Carrera Gas Company, Cimmarron Transportation, LLC and Enogex, Inc. operate competing gathering systems and processing plants in our Velma service area. In our Elk City service area, ONEOK Field Services, Eagle Rock Midstream Resources, L.P., Enbridge Energy Partners, L.P., CenterPoint Energy, Inc. and Enogex operate competing gathering systems and processing plants. Some of our competitors have greater financial and other resources than we do. If these companies become more active in our Mid-Continent service areas, we may not be able to compete successfully with them in securing new well connections or retaining current well connections. If we do not compete successfully, the amount of natural gas we transport, process and treat will decrease, reducing our gross margin, and cash flows.
The amount of natural gas we transport, treat or process may be reduced if the public utility and interstate pipelines to which we deliver gas cannot or will not accept the gas.
     Our gathering systems principally serve as intermediate transportation facilities between sales lines from wells connected to our systems and the public utility or interstate pipelines to which we deliver natural gas. If one or more of these pipelines has service interruptions, capacity limitations or otherwise does not accept the natural gas we transport, and we cannot arrange for delivery to other pipelines, local distribution companies or end users, the amount of natural gas we transport may be reduced. Since our revenues depend upon the volumes of natural gas we transport, this could result in a material reduction in our gross margin, and cash flows.
We may be unsuccessful in integrating the operations from our recent acquisitions or any future acquisitions with our operations and in realizing all of the anticipated benefits of these acquisitions.
     We acquired Elk City in April 2005 and completed the NOARK acquisition in October 2005 and are currently in the process of integrating their operations with ours. We also have an active, on-going program to identify other potential acquisitions. The integration of previously independent operations with ours can be a complex, costly and time-consuming process. The difficulties of combining Elk City and NOARK, as well as any operations we may acquire in the future, with us include, among other things:
•	operating a significantly larger combined entity;

•	the necessity of coordinating geographically disparate organizations, systems and facilities;

•	integrating personnel with diverse business backgrounds and organizational cultures;

•	consolidating operational and administrative functions;

•	integrating internal controls, compliance under Sarbanes-Oxley Act of 2002 and other corporate governance matters;

•	the diversion of management’s attention from other business concerns;

•	customer or key employee loss from the acquired businesses;

•	a significant increase in our indebtedness; and

•	potential environmental or regulatory liabilities and title problems.
     The process of combining companies or the failure to integrate them successfully could harm our business or future prospects, and result in significant decreases in our gross margin and cash flows.
The acquisitions of our Velma, Elk City and NOARK operations have substantially changed our business, making it difficult to evaluate our business based upon our historical financial information.
     The acquisitions of our Velma, Elk City and NOARK operations have significantly increased our size and substantially redefined our business plan, expanded our geographic market and resulted in large changes to our revenues and expenses. As a result of these acquisitions, and our continued plan to acquire and integrate additional companies that we believe present attractive opportunities, our financial results for any period or changes in our results across periods may continue to dramatically change. Our historical financial results, therefore, should not be relied upon to accurately predict our future operating results, thereby making the evaluation of our business more difficult.
Before acquiring its Velma and Elk City operations, Atlas had no previous experience either in its Mid-Continent service area or in operating natural gas processing plants.
     Our Mid-Continent gathering systems are located principally in Oklahoma and northern Texas, areas in which it has been involved only since July 2004 as a result of the Velma acquisition and, subsequently, Elk City acquisition in April 2005 and the NOARK acquisition in October 2005. In addition, as a result of these acquisitions, Atlas began to operate natural gas processing plants, a business in which it had no prior operating experience. Atlas depends upon the experience, knowledge and business relationships that have been developed by the senior management of its Mid-Continent operations to operate successfully in the region. The loss of the services of one or more members of Atlas’ Mid-Continent senior management, in particular, Robert R. Firth, President, and David D. Hall, Chief Financial Officer, could limit its growth or ability to maintain its current level of operations in the Mid-Continent region.
Due to our lack of asset diversification, negative developments in our operations would reduce our ability to make distributions to our unitholders.
     We rely exclusively on the revenues generated from our transportation, gathering and processing operations, and as a result, our financial condition depends upon prices of, and continued demand for, natural gas and NGLs. Due to our lack of diversification in asset type, a negative development in one of these businesses would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets.
Our construction of new assets may not result in revenue increases and is subject to regulatory, environmental, political, legal and economic risks, which could impair our results of operations and financial condition.
     One of the ways we may grow our business is through the construction of new assets, such as the Sweetwater plant. The construction of additions or modifications to our existing systems and facilities, and the construction of new assets, involve numerous regulatory, environmental, political and legal uncertainties beyond our control and require the expenditure of significant amounts of capital. Any projects we undertake may not be completed on schedule at the budgeted cost, or at all. Moreover, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if we expand a gathering system, the construction may occur over an extended period of time, and we will not receive any material increases in revenues until the project is completed. Moreover, we may construct facilities to capture anticipated future growth in production in a region in which growth does not materialize. Since we are not engaged in the exploration for and development of natural gas reserves, we often do not have access to estimates of potential reserves in an area before constructing facilities in the area. To the extent we rely on estimates of future production in our decision to construct additions to our systems, the estimates may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of future production. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could impair our results of operations and financial condition. In addition, our actual revenues from a project could materially differ from expectations as a result of the price of natural gas, the NGL content of the natural gas processed and other economic factors described in this section.
     In addition to the risks discussed above, expected revenue from the Sweetwater gas plant could be reduced or delayed due to the following reasons:
•	difficulties in obtaining equity or debt financing for construction and operating costs;

•	difficulties in obtaining permits or other regulatory or third party consents;

•	construction and operating costs exceeding budget estimates;

•	revenue being less than expected due to lower commodity prices or lower demand;

•	difficulties in obtaining consistent supplies of natural gas; and

•	terms in operating agreements that are not favorable to us.
If we are unable to obtain new rights-of-way or the cost of renewing existing rights-of-way increases, then we may be unable to fully execute our growth strategy and our cash flows could be reduced.
     The construction of additions to our existing gathering assets may require us to obtain new rights-of-way before constructing new pipelines. We may be unable to obtain rights-of-way to connect new natural gas supplies to our existing gathering lines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for us to obtain new rights-of-way or to renew existing rights-of-way. If the cost of obtaining new rights-of-way or renewing existing rights-of-way increases, then our cash flows could be reduced.
Regulation of our gathering operations could increase our operating costs, decrease our revenues, or both.
     Currently our gathering of natural gas from wells is exempt from regulation under the Natural Gas Act of 1938. However, the implementation of new laws or policies, or interpretations of existing laws, could subject us to regulation by FERC under the Natural Gas Act. We expect that any such regulation would increase our costs, decrease our gross margin and cash flows, or both.
     FERC regulation will still affect our business and the market for our products. FERC’s policies and practices affect a range of our natural gas pipeline activities, including, for example, its policies on open access transportation, ratemaking, capacity release, and market center promotion, which indirectly affect intrastate markets. In recent years, FERC has pursued pro-competitive policies in its regulation of interstate natural gas pipelines. However, we cannot assure you that FERC will continue this approach as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity.
     Other state and local regulations will also affect our business. Matters subject to regulation include rates, service and safety. Our gathering lines are subject to ratable take and common purchaser statutes in Texas and Oklahoma. Ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes restrict our right as an owner of gathering facilities to decide with whom we contract to purchase or transport natural gas.
     Federal law leaves any economic regulation of natural gas gathering to the states. Texas and Oklahoma have adopted complaint-based regulation of natural gas gathering activities, which allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to natural gas gathering access and, in Texas and Oklahoma, with respect to rate discrimination. Should a complaint be filed or regulation by the Texas Railroad Commission or Oklahoma Corporation Commission become more active, our revenues could decrease.
     Increased regulatory requirements relating to the integrity of the Ozark Transmission pipeline will require it to spend additional money to comply with these requirements. Ozark Gas Transmission is subject to extensive laws and regulations related to pipeline integrity. For example, federal legislation signed into law in December 2002 includes guidelines for the U.S. Department of Transportation and pipeline companies in the areas of testing, education, training and communication. Compliance with existing and recently enacted regulations requires significant expenditures. Additional laws and regulations that may be enacted in the future, such as U.S. Department of Transportation implementation of additional hydrostatic testing requirements, could significantly increase the amount of these expenditures.
Ozark Gas Transmission is subject to FERC rate-making policies that could have an adverse impact on our ability to establish rates that would allow us to recover the full cost of operating the pipeline.
     Rate-making policies by FERC could affect Ozark Gas Transmission’s ability to establish rates, or to charge rates that would cover future increases in its costs, or even to continue to collect rates that cover current costs. Natural gas companies may not charge rates that have been determined not to be just and reasonable by FERC. The rates, terms and conditions of service provided by natural gas companies are required to be on file with FERC in FERC-approved tariffs. Pursuant to FERC’s jurisdiction over rates, existing rates may be challenged by complaint and proposed rate increases may be challenged by protest. We cannot assure you that FERC will continue to pursue its approach of pro-competitive policies as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas capacity and transportation facilities. Any successful complaint or protest against Ozark Gas Transmission’s rates could reduce our revenues associated with providing transmission services. We cannot assure you that we will be able to recover all of Ozark Gas Transmission’s costs through existing or future rates.
Ozark Gas Transmission is subject to regulation by FERC in addition to FERC rules and regulations related to the rates it can charge for its services.
     FERC’s regulatory authority also extends to:
•	operating terms and conditions of service;

•	the types of services Ozark Gas Transmission’s may offer to its customers;

•	construction of new facilities;

•	acquisition, extension or abandonment of services or facilities;

•	accounts and records; and

•	relationships with affiliated companies involved in all aspects of the natural gas and energy businesses.
     FERC action in any of these areas or modifications of its current regulations can impair Ozark Gas Transmission’s ability to compete for business, the costs it incurs in its operations, the construction of new facilities or its ability to recover the full cost of operating its pipeline. For example, the development of uniform interstate gas quality standards by FERC could create two distinct markets for natural gas—an interstate market subject to uniform minimum quality standards and an intrastate market with no uniform minimum quality standards. Such a bifurcation of markets could make it difficult for our pipelines to compete in both markets or to attract certain gas supplies away from the intrastate market. The time FERC takes to approve the construction of new facilities could raise the costs of our projects to the point where they are no longer economic.
     FERC has authority to review pipeline contracts. If FERC determines that a term of any such contract deviates in a material manner from a pipeline’s tariff, FERC typically will order the pipeline to remove the term from the contract and execute and refile a new contract with FERC or, alternatively, to amend its tariff to include the deviating term, thereby offering it to all shippers. If FERC audits a pipeline’s contracts and finds deviations that appear to be unduly discriminatory, FERC could conduct a formal enforcement investigation, resulting in serious penalties and/or onerous ongoing compliance obligations.
     Should Ozark Gas Transmission’s fail to comply with all applicable FERC administered statutes, rules, regulations and orders, it could be subject to substantial penalties and fines. Under the recently enacted Energy Policy Act of 2005, FERC has civil penalty authority under the Natural Gas Act to impose penalties for current violations of up to $1,000,000 per day for each violation.
     Finally, we cannot give any assurance regarding the likely future regulations under which we will operate Ozark Gas Transmission or the effect such regulation could have on our business, financial condition, and results of operations.
Compliance with pipeline integrity regulations issued by the United States Department of Transportation and state agencies could result in substantial expenditures for testing, repairs and replacement.
     United States Department of Transportation and state agency regulations require pipeline operators to develop integrity management programs for transportation pipelines located in “high consequence areas.” The regulations require operators to:
•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventative and mitigating actions.

     We do not believe that the cost of implementing integrity management program testing along certain segments of our pipeline will have a material effect on our results of operations. This does not include the costs, if any, of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which costs could be substantial.
Our midstream natural gas operations may incur significant costs and liabilities resulting from a failure to comply with new or existing environmental regulations or a release of hazardous substances into the environment.
     The operations of our gathering systems, plant and other facilities are subject to stringent and complex federal, state and local environmental laws and regulations. These laws and regulations can restrict or impact our business activities in many ways, including restricting the manner in which we dispose of substances, requiring remedial action to remove or mitigate contamination, and requiring capital expenditures to comply with control requirements. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where substances and wastes have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of substances or wastes into the environment.
     There is inherent risk of the incurrence of environmental costs and liabilities in our business due to our handling of natural gas and other petroleum products, air emissions related to our operations, historical industry operations including releases of substances into the environment, and waste disposal practices. For example, an accidental release from one of our pipelines or processing facilities could subject us to substantial liabilities arising from environmental cleanup, restoration costs and natural resource damages, claims made by neighboring landowners and other third parties for personal injury and property damage, and fines or penalties for related violations of environmental laws or regulations. Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary. We may not be able to recover some or any of these costs from insurance.
We may not be able to execute our growth strategy successfully.
     Our strategy contemplates substantial growth through both the acquisition of other gathering systems and processing assets and the expansion of our existing gathering systems and processing assets. Our growth strategy involves numerous risks, including:
•	we may not be able to identify suitable acquisition candidates;

•	we may not be able to make acquisitions on economically acceptable terms;

•	our costs in seeking to make acquisitions may be material, even if we cannot complete any acquisition we have pursued;

•	irrespective of estimates at the time we make an acquisition, the acquisition may prove to be dilutive to earnings and operating surplus;

•	we may encounter difficulties in integrating operations and systems; and

•	any additional debt we incur to finance an acquisition may impair our ability to service our existing debt.
Limitations on our access to capital or on the market for our common units will impair our ability to execute our growth strategy.
     Our ability to raise capital for acquisitions and other capital expenditures depends upon ready access to the capital markets. Historically, we have financed our acquisitions, and to a much lesser extent, expansions of our gathering systems by bank credit facilities and the proceeds of public and private equity offerings of our common units and preferred units of our operating partnership. If we are unable to access the capital markets, we may be unable to execute our strategy of growth through acquisitions.
Our hedging strategies may fail to protect us and could reduce our gross margin and cash flow.
     We pursue various hedging strategies to seek to reduce our exposure to losses from adverse changes in the prices for natural gas and NGLs. Our hedging activities will vary in scope based upon the level and volatility of natural gas and NGL prices and other changing market conditions. Our hedging activity may fail to protect or could harm us because, among other things:
•	hedging can be expensive, particularly during periods of volatile prices;

•	available hedges may not correspond directly with the risks against which we seek protection;

•	the duration of the hedge may not match the duration of the risk against which we seek protection; and

•	the party owing money in the hedging transaction may default on its obligation to pay.
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
     We are also subject to the requirements of the Occupational Health and Safety Act, or OSHA, and comparable state statutes. Any violation of OSHA could impose substantial costs on us.
     We cannot predict whether or in what form any new legislation or regulatory requirements might be enacted or adopted, nor can we predict our costs of compliance. In general, we expect that new regulations would increase our operating costs and, possibly, require us to obtain additional capital to pay for improvements or other compliance action necessitated by those regulations.

We are subject to operating and litigation risks that may not be covered by insurance.
     Our operations are subject to all operating hazards and risks incidental to transporting and processing natural gas and NGLs. These hazards include:
•	damage to pipelines, plants, related equipment and surrounding properties caused by floods and other natural disasters;

•	inadvertent damage from construction and farm equipment;

•	leakage of natural gas, NGLs and other hydrocarbons;

•	fires and explosions;

•	other hazards, including those associated with high-sulfur content, or sour gas, that could also result in personal injury and loss of life, pollution and suspension of operations; and

•	acts of terrorism directed at our pipeline infrastructure, production facilities, transmission and distribution facilities and surrounding properties.
     As a result, we may be a defendant in various legal proceedings and litigation arising from our operations. We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for some of our insurance policies have increased substantially, and could escalate further. In some instances, insurance could become unavailable or available only for reduced amounts of coverage. For example, insurance carriers are now requiring broad exclusions for losses due to war risk and terrorist acts. If we were to incur a significant liability for which we were not fully insured, our gross margin and cash flows would be materially reduced.
The IRS could treat us as a corporation for tax purposes, which would substantially reduce the cash available to us for payment of principal and, in some instances, interest on the notes.
     If we were treated as a corporation for U.S. federal income tax purposes for any taxable year for which the statute of limitations remains open or any future year, we would pay federal income tax on our taxable income for such year at the corporate tax rates, currently at a maximum rate of 35%, and would likely pay state income tax at varying rates. Because a tax would be imposed on us as a corporation, our cash available for payment of distributions to our unitholders would be substantially reduced.
Risks Related to Our Ownership Structure
Atlas America and its affiliates have conflicts of interest and limited fiduciary responsibilities, which may permit them to favor their own interests to the detriment of our unitholders.
     Atlas America and its affiliates own and control our general partner, which also owns a 13% limited partner interest in us. We do not have any employees and rely solely on employees of Atlas America and its affiliates who serve as our agents, including all of the senior managers who operate our business. A number of officers and employees of Atlas America also own interests in us. Conflicts of interest may arise between Atlas America, our general partner and their affiliates, on the one hand, and us, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over our interests and the interests of our unitholders. These conflicts include, among others, the following situations:

•	Employees of Atlas America who provide services to us also devote significant time to the businesses of Atlas America in which we have no economic interest. If these separate activities are significantly greater than our activities, there could be material competition for the time and effort of the employees who provide services to our general partner, which could result in insufficient attention to the management and operation of our business.

•	Neither our partnership agreement nor any other agreement requires Atlas America to pursue a future business strategy that favors us or, apart from our agreements with Atlas America relating to our Appalachian region operations, use our assets for transportation or processing services we provide. Atlas America directors and officers have a fiduciary duty to make these decisions in the best interests of the stockholders of Atlas America.

•	Our general partner is allowed to take into account the interests of parties other than us, such as Atlas America, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to us.

•	Our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including our agreements with Atlas America.
     Conflicts of interest with Atlas America and its affiliates, including the foregoing factors, could exacerbate periods of lower or declining performance, or otherwise reduce our gross margin and cash flows.
Cost reimbursements due our general partner may be substantial and will reduce the cash available for distributions to our unitholders.
     We reimburse Atlas America, our general partner and their affiliates, including officers and directors of Atlas America, for all expenses they incur on our behalf. Our general partner has sole discretion to determine the amount of these expenses. In addition, Atlas America and its affiliates provide us with services for which we are charged reasonable fees as determined by Atlas America in its sole discretion. The reimbursement of expenses or payment of fees could adversely affect our ability to make distributions to our unitholders.
ITEM 2. PROPERTIES
     A description of our properties is contained within Item 1, “Business”.
ITEM 3. LEGAL PROCEEDINGS
     On March 9, 2004, the Oklahoma Tax Commission filed a petition against Spectrum alleging that Spectrum, prior to our acquisition of its operations, underpaid gross production taxes beginning in June 2000. The OTC is seeking a settlement of $5.0 million plus interest and penalties. We are defending ourselves vigorously. We have asserted a claim for indemnification by Chevron under the provisions of our contract with it. Chevron has acknowledged our claim notice pursuant to which Chevron will be responsible for the payment of any underpayment of taxes, which would be the basis for any monetary judgment against us, but Chevron will reserve the issues of payment of penalties and reimbursement of our attorney fees and costs for determination by arbitration following the end of the litigation. In addition, under the terms of the Spectrum purchase agreement, $14.0 million has been placed in escrow to cover the costs of any adverse settlement resulting from the petition and other indemnification obligations of the purchase agreement.
     We are not subject to any other pending material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of the common unitholders during the year ended December 31, 2005.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED UNITHOLDER MATTERS
     Our common units are listed on the New York Stock Exchange under the symbol “APL”. At the close of business on February 23, 2006, the closing price for the common units was $41.21 and there were approximately 84 record holders and beneficial owners (held in street name).
     The following table sets forth the range of high and low sales prices of our common units and distributions declared by quarter per unit on our limited partner units for the years ended December 31, 2005 and 2004:

			Distributions
	High	Low	Declared
2005
Fourth Quarter	$49.21	$39.45	$0.83
Third Quarter	$49.72	$43.75	$0.81
Second Quarter	$46.39	$41.25	$0.77
First Quarter	$49.00	$40.00	$0.75

2004
Fourth Quarter	$42.90	$37.67	$0.72
Third Quarter	$38.32	$33.46	$0.69
Second Quarter	$40.03	$32.60	$0.63
First Quarter	$41.50	$34.00	$0.63
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

     Available cash is initially distributed 98% to our limited partners and 2% to our general partner. These distribution percentages are modified to provide for incentive distributions to be paid to our general partner if quarterly distributions to unitholders exceed specified targets, as follows:

Percent of Available
Cash in Excess
Minimum Distributions	of Minimum Allocated
Per Unit Per Quarter	to the General Partner
$ 0.42	15%
$ 0.52	25%
$ 0.60	50%
     We make distributions of available cash to unitholders regardless of whether the amount distributed is less than the minimum quarterly distribution. Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate amount of cash being distributed. The general partner’s incentive distributions declared were $9.1 million for the year ended December 31, 2005.
     For information concerning units authorized for issuance under our long-term incentive plan, see Item 12, “Security Ownership of Certain Beneficial Owners and Management”.
ITEM 6. SELECTED FINANCIAL DATA
     The following table should be read together with our consolidated financial statements and notes thereto included within Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. We have derived the selected financial data set forth in the table for each of the years ended December 31, 2005, 2004 and 2003 and at December 31, 2005 and 2004 from our consolidated financial statements appearing elsewhere in this report, which have been audited by Grant Thornton LLP, independent registered public accounting firm. We derived the financial data as of December 31, 2003, 2002 and 2001 and for the years ended December 31, 2002 and 2001 from our financial statements, which were audited by Grant Thornton LLP and are not included within this report.

	Years Ended December 31,
	2005(1)	2004(2)	2003	2002	2001
	(in thousands, except per unit and operating data)
Statement of income data:
Revenue:
Natural gas and liquids	$340,297	$72,109	$—	$—	$—
Transportation and compression	30,309	18,800	15,651	10,660	13,095
Interest income and other	894	382	98	7	35

Total revenue and other income	371,500	91,291	15,749	10,667	13,130

Costs and Expenses:
Natural gas and liquids	288,180	58,707	—	—	—
Plant operating	10,557	2,032	—	—	—
Transportation and compression	4,053	2,260	2,421	2,062	1,929
General and administrative	13,608	4,643	1,661	1,482	1,113
Depreciation and amortization	13,954	4,471	1,770	1,475	1,356
Loss (gain) on arbitration settlement, net	138	(1,457)	—	—	—
Interest	14,175	2,301	258	250	176
Minority interest in NOARK (3)	1,083	—	—	—	—

Total costs and expenses	345,748	72,957	6,110	5,269	4,574

Net income	25,752	18,334	9,639	5,398	8,556
Premium on preferred unit redemption	—	(400)	—	—	—

Net income attributable to partners	$25,752	$17,934	$9,639	$5,398	$8,556

	Years Ended December 31,
	2005(1)	2004(2)	2003	2002	2001
Net income attributable to partners per limited partner unit:
Basic	$1.86	$2.53	$2.17	$1.54	$2.30
Diluted	$1.84	$2.53	$2.17	$1.54	$2.30

Balance sheet data (at period end):
Property, plant and equipment, net	$445,066	$175,259	$29,628	$23,764	$20,009
Total assets	742,726	216,785	49,512	28,515	26,002
Total debt, including current portion	298,625	54,452	—	6,500	2,089
Total partners’ capital	329,510	136,704	44,245	19,686	21,674

Cash flow data:
Net cash provided by operating activities	$50,917	$25,193	$13,702	$8,138	$10,268
Net cash used in investing activities	(411,004)	(151,797)	(9,154)	(5,230)	(3,128)
Net cash provided by (used in) financing activities	376,110	129,740	8,671	(3,211)	(7,021)

Other financial data:
Gross margin (4)	$80,516	$32,202	$15,651	$10,660	$13,095
EBITDA (5)	53,146	25,106	11,667	7,123	10,088
Adjusted EBITDA (5)	57,956	24,349	11,667	7,123	10,088

Maintenance capital expenditures	$1,922	$1,516	$3,109	$170	$159
Expansion capital expenditures	50,576	8,527	4,526	5,060	1,569

Total capital expenditures	$52,498	$10,043	$7,635	$5,230	$1,728

Operating data:
Appalachia:
Average throughput volumes (Mcf/d)	55,204	53,343	52,472	50,363	46,918
Average transportation rate per Mcf	$1.21	$0.96	$0.82	$0.58	$0.76
Mid-Continent:
Velma system:
Gathered gas volume (Mcf/d)	67,075	56,441	—	—	—
Processed gas volume (Mcf/d)	62,538	55,202	—	—	—
Residue gas volume (Mcf/d)	50,880	42,659	—	—	—
NGL production (Bbl/d)	6,643	5,799	—	—	—
Condensate volume (Bbl/d)	256	185	—	—	—
Elk City system:
Gathered gas volume (Mcf/d)	250,717	—	—	—	—
Processed gas volume (Mcf/d)	119,324	—	—	—	—
Residue gas volume (Mcf/d)	109,553	—	—	—	—
NGL production (Bbl/d)	5,303	—	—	—	—
Condensate volume (Bbld/d)	127	—	—	—	—
NOARK system:
Average throughput volume (Mcf/d)	255,777	—	—	—	—

(1)	Includes our acquisition of Elk City on April 14, 2005, representing eight and one-half months’ operations for the year ended December 31, 2005, and NOARK on October 31, 2005, representing two months’ operations for the year ended December 31, 2005.

(2)	Includes our acquisition of Spectrum on July 16, 2004, representing five and one-half months’ operations for the year ended December 31, 2004.

(3)	Represents Southwestern’s 25% minority interest in the net income of NOARK.

(4)	We define gross margin as revenue less purchased product costs. Purchased product costs include the cost of natural gas and NGLs that we purchase from third parties. Our management views gross margin as an important performance measure of core profitability for our operations and as a key component of our internal financial reporting. We believe that investors benefit from having access to the same financial measures that our management uses. The following table reconciles our net income to gross margin (in thousands):

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Net income	$25,752	$18,334	$9,639	$5,398	$8,556
Plus (minus):
Interest income and other	(894)	(382)	(98)	(7)	(35)
Plant operating	10,557	2,032	—	—	—
Transportation and compression	4,053	2,260	2,421	2,062	1,929
General and administrative	13,608	4,643	1,661	1,482	1,113
Depreciation and amortization	13,954	4,471	1,770	1,475	1,356
Loss (gain) on arbitration settlement, net	138	(1,457)	—	—	—
Interest expense	14,175	2,301	258	250	176
Minority interest in NOARK net income	1,083	—	—	—	—
Minority interest share of gross margin for NOARK	(1,910)	—	—	—	—

Gross margin	$80,516	$32,202	$15,651	$10,660	$13,095

(5)	EBITDA represents net income before net interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA is calculated by adding to EBITDA other non-cash items such as compensation expenses associated with unit issuances to members of the managing board and employees of our general partner. EBITDA and Adjusted EBITDA are not intended to represent cash flow and do not represent the measure of cash available for distribution. Our method of computing EBITDA may not be the same method used to compute similar measures reported by other companies. The EBITDA calculation below is different from the EBITDA calculation under our credit facility. Adjusted EBITDA excludes net gain or loss on arbitration settlement as a non-recurring item.

Certain items excluded from EBITDA are significant components in understanding and assessing an entity’s financial performance, such as their cost of capital and its tax structure, as well as historic costs of depreciable assets. We have included information concerning EBITDA and Adjusted EBITDA because they provide investors and management with additional information as to our ability to pay fixed charges and are presented solely as a supplemental financial measure. EBITDA and Adjusted EBITDA should not be considered as alternatives to, or more meaningful than, net income or cash flow as determined in accordance with generally accepted accounting principles or as indicators of our operating performance or liquidity. The following table reconciles net income to EBITDA and EBITDA Adjusted EBITDA (in thousands):

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Net income	$25,752	$18,334	$9,639	$5,398	$8,556
Plus:
Interest expense	14,175	2,301	258	250	176
Depreciation and amortization	13,954	4,471	1,770	1,475	1,356
Minority interest share of depreciation and amortization and interest expense for NOARK	(735)	—	—	—	—

EBITDA	$53,146	$25,106	$11,667	$7,123	$10,088
Adjustments:
Non-cash compensation expense	4,672	700	—	—	—
Loss (gain) on arbitration settlement, net	138	(1,457)	—	—	—

Adjusted EBITDA	$57,956	$24,349	$11,667	$7,123	$10,088

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following information is provided to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.
General
     Atlas Pipeline Partners, L.P. is a Delaware limited partnership formed in May 1999 to acquire, own and operate natural gas gathering systems previously owned by Atlas America, Inc. and its affiliates (“Atlas America”), a publicly traded company (NASDAQ: ATLS). We provide midstream energy services through the transmission, gathering and processing of natural gas in the Appalachian and Mid-Continent areas of the United States, specifically Pennsylvania, Ohio, New York, Oklahoma, Texas, Arkansas and Missouri. We conduct our business through two operating segments: our Mid-Continent operations and our Appalachian operations.
     We own and operate through our Mid-Continent operations:
•	a 75% interest in a FERC-regulated, 565-mile interstate pipeline system, that extends from southeastern Oklahoma through Arkansas and into southeastern Missouri and which has throughput capacity of approximately 322 MMcf/d;

•	two natural gas processing plants with aggregate capacity of approximately 230 MMcf/d and one treating facility with a capacity of approximately 200 MMcf/d, all located in Oklahoma; and

•	1,765 miles of active natural gas gathering systems located in Oklahoma, Arkansas, northern Texas and the Texas panhandle, which transport gas from wells and central delivery points in the Mid-Continent region to our natural gas processing plants or transmission lines.
     We own and operate through our Appalachian operations 1,500 miles of intrastate natural gas gathering systems located in eastern Ohio, western New York and western Pennsylvania. Through an omnibus agreement and other agreements between us and Atlas America, the parent of our general partner and a leading sponsor of natural gas drilling investment partnerships in the Appalachian Basin, we gather substantially all of the natural gas for our Appalachian Basin operations from wells operated by Atlas America. Among other things, the omnibus agreement requires Atlas America to connect to our gathering systems wells it operates that are located within 2,500 feet of our gathering systems. We are also party to natural gas gathering agreements with Atlas America under which we receive gathering fees generally equal to a percentage, typically 16%, of the selling price of the natural gas we transport. These agreements are continuing obligations and have no specified term except that they will terminate if our general partner is removed without cause.
Significant Acquisitions
     From the date of our initial public offering in January 2000 through December 2005, we have completed five acquisitions at an aggregate cost of approximately $521.1 million, including, most recently:
•	In October 2005, we acquired from Enogex, a wholly-owned subsidiary of OGE Energy Corp., all of the outstanding equity of Atlas Arkansas, which owns a 75% interest in NOARK, for $179.8 million, including $16.8 million for working capital adjustments and other related transaction costs. NOARK’s principal assets include the Ozark Gas Transmission system, a 565-mile interstate natural gas pipeline, and Ozark Gas Gathering, a 365-mile natural gas gathering system. The remaining 25% interest in NOARK is owned by Southwestern.

•	In April 2005, we acquired all of the outstanding equity interests of Elk City for $196.0 million, including related transaction costs. Elk City’s principal assets include approximately 300 miles of natural gas pipelines located in the Anadarko Basin in western Oklahoma and the Texas panhandle, a natural gas processing facility in Elk City, Oklahoma, with a total capacity of approximately 200 MMcf/d and a gas treatment facility in Prentiss, Oklahoma, with a total capacity of approximately 200 MMcf/d.

•	In July 2004, we acquired Spectrum for $141.6 million, including transaction costs and the payment of taxes due as a result of the transaction. Spectrum’s principal assets consist of 1,100 miles of active and 800 miles of inactive natural gas gathering pipelines in the Golden Trend area of southern Oklahoma and the Barnett Shale area of North Texas and a natural gas processing facility in Stephens County, Oklahoma, with a total capacity of approximately 100 MMcf/d.
Contractual Revenue Arrangements
     Our principal revenue is generated from the transportation and sale of natural gas and NGLs. Variables which affect our revenue are:
•	the volumes of natural gas we gather, transport and process which, in turn, depend upon the number of wells connected to our gathering systems, the amount of natural gas they produce, and the demand for natural gas and NGLs; and

•	the transportation and processing fees we receive which, in turn, depend upon the price of the natural gas and NGLs we transport and process, which itself is a function of the relevant supply and demand in the mid-continent, mid-Atlantic and northeastern areas of the United States.
     In Appalachia, substantially all of the natural gas we transport is for Atlas America under percentage-of-proceeds, or POP, contracts, as described below, where we earn a fee equal to a percentage, generally 16%, of the selling price of the gas subject, in most cases, to a minimum of $0.35 or $0.40 per Mcf. Since our inception in January 2000, our Appalachian transportation fee has always exceeded this minimum. The balance of the Appalachian gas we transport is for third-party operators generally under fixed fee contracts.
     Our revenue in the Mid-Continent region is determined primarily by the fees earned from our transmission, gathering and processing operations. We either purchase gas from producers and move it into receipt points on our pipeline systems, and then sell the natural gas, or produced NGLs, if any, off of delivery points on our systems, or we transport natural gas across our systems, from receipt to delivery point, without taking title to the gas. Revenues associated with our FERC-regulated transmission pipeline are comprised of firm transportation rates and, to the extent capacity is available following the reservation of firm system capacity, interruptible transportation rates and are recognized at the time the transportation service is provided. Revenue associated with the physical sale of natural gas is recognized upon physical delivery of the natural gas. In connection with our gathering and processing operations, we enter into the following types of contractual relationships with our producers and shippers:
Fee-Based Contracts. These contracts provide for a set fee for gathering and processing raw natural gas. Our revenue is a function of the volume of gas that we gather and process and is not directly dependent on the value of the natural gas.
POP Contracts. These contracts provide for us to retain a negotiated percentage of the sale proceeds from residue natural gas and NGLs we gather and process, with the remainder being remitted to the producer. In this situation, we and the producer are directly dependent on the value of the commodity and its value; we own a percentage of that commodity and are directly subject to its market value.

Keep-Whole Contracts. These contracts require us, as the processor, to bear the economic risk (the “processing margin risk”) that the aggregate proceeds from the sale of the processed natural gas and NGLs could be less than the amount that we paid for the unprocessed natural gas. However, since the gas received by the Elk City system, which is currently our only gathering system with keep-whole contracts, is generally low in liquids content and meets downstream pipeline specifications without being processed, the gas can be bypassed around the Elk City processing plant and delivered directly into downstream pipelines during periods of margin risk. Therefore, the processing margin risk associated with such type of contracts is minimized.
     As a result of our POP and keep-whole contracts, our results of operations and financial condition substantially depend upon the price of natural gas and NGLs. We believe that future natural gas prices will be influenced by supply deliverability, the severity of winter and summer weather and the level of United States economic growth. Based on historical trends, we generally expect NGL prices to follow changes in crude oil prices over the long term, which we believe will in large part be determined by the level of production from major crude oil exporting countries and the demand generated by growth in the world economy. The number of active oil and gas rigs has increased in recent years, mainly due to recent significant increases in natural gas prices, which could result in sustained increases in drilling activity during the current and future periods. However, energy market uncertainty could negatively impact North American drilling activity in the short term. Lower drilling levels over a sustained period would have a negative effect on natural gas volumes gathered and processed.
     We closely monitor the risks associated with these commodity price changes and their potential impact on our operations and, where appropriate, use various commodity instruments such as natural gas, crude oil and NGL contracts to hedge a portion of such price risks. We do not realize the full impact of commodity price changes because some of our sales volumes were previously hedged at prices different than actual market prices for the period.
Results of Operations
     The following table illustrates selected volumetric information related to our operating segments for the periods indicated:

	Years Ended December 31,
	2005	2004	2003
Operating data:
Appalachia:
Average throughput volumes (Mcf/d)	55,204	53,343	52,472
Average transportation rate per Mcf	$1.21	$0.96	$0.82
Mid-Continent:
Velma system:
Gathered gas volume (Mcf/d)	67,075	56,441	—
Processed gas volume (Mcf/d)	62,538	55,202	—
Residue gas volume (Mcf/d)	50,880	42,659	—
NGL production (Bbl/d)	6,643	5,799	—
Condensate volume (Bbl/d)	256	185	—
Elk City system:
Gathered gas volume (Mcf/d)	250,717	—	—
Processed gas volume (Mcf/d)	119,324	—	—
Residue gas volume (Mcf/d)	109,553	—	—
NGL production (Bbl/d)	5,303	—	—
Condensate volume (Bbld/d)	127	—	—
NOARK system:
Average throughput volume (Mcf/d)	255,777	—	—

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Revenue. Natural gas and liquids revenue was $340.3 million for the year ended December 31, 2005, an increase of $268.2 million from $72.1 million for the prior year. The increase was attributable to revenue contributions from the NOARK system acquired in October 2005 of $14.6 million and the Elk City system acquired in April 2005 of $122.5 million, and an increase in Velma natural gas and liquids revenue of $131.1 million due to a full year’s contribution after its acquisition in July 2004 and higher commodity prices. Gross natural gas gathered averaged 67.1 MMcf/d on the Velma system for the year ended December 31, 2005, an increase of 19% from the prior period from its date of acquisition through December 31, 2004. Gross natural gas gathered on the Elk City system averaged 250.7 MMcf/d from its date of acquisition through December 31, 2005. For the NOARK system, average throughput volume was 255.8 MMcf/d from October 31, 2005, its date of acquisition, to December 31, 2005.
     Transportation and compression revenue increased to $30.3 million for the year ended December 31, 2005 from $18.8 million for the prior year. This $11.5 million increase was primarily due to contributions from the transportation revenues associated with the NOARK system acquired in October 2005 of $5.5 million and increases in the Appalachia average transportation rate earned and volume of natural gas transported. Our Appalachia average transportation rate was $1.21 per Mcf for the year ended December 31, 2005 as compared with $0.96 per Mcf for the prior year, an increase of $0.25 per Mcf. Appalachia’s average throughput volume was 55.2 MMcf/d for the year ended December 31, 2005 as compared with 53.3 MMcf/d for the prior year, an increase of 1.9 MMcf/d. The increase in the Appalachia average daily throughput volume was principally due to new wells connected to our gathering system and the completion of a capacity expansion project in 2005 on certain sections of our pipeline system during the current period.
     Costs and Expenses. Natural gas and liquids cost of goods sold of $288.2 million and plant operating expenses of $10.6 million for the year ended December 31, 2005 represented increases of $229.5 million and $8.5 million, respectively, from the prior year amounts due primarily to contributions from the acquisitions and an increase in commodity prices. Transportation and compression expenses increased $1.8 million to $4.1 million for the year ended December 31, 2005 due mainly to NOARK system operating costs from its date of acquisition and higher Appalachia operating costs as a result of compressors added during 2005 in connection with our capacity expansion project and higher maintenance expense as a result of additional wells connected to our gathering system.
     General and administrative expenses, including amounts reimbursed to affiliates, increased $9.0 million to $13.6 million for the year ended December 31, 2005 compared with $4.6 million for the prior year. This increase was mainly due to a $4.0 million increase in non-cash compensation expense related to vesting of phantom and common unit awards, $3.8 million of expenses associated with the acquisitions, and higher costs associated with managing our business, including management time related to acquisitions and capital raising opportunities. Depreciation and amortization increased to $14.0 million for the year ended December 31, 2005 compared with $4.5 million for the prior year due principally to the increased asset base associated with the acquisitions.
     Interest expense increased to $14.2 million for the year ended December 31, 2005 as compared with $2.3 million for the prior year. This $11.9 million increase was primarily due to interest associated with borrowings under our credit facility to finance our acquisitions and $1.0 million of accelerated amortization of deferred financing costs. This accelerated amortization was associated with the retirement of the term portion of our credit facility in April 2005.
     Net gain on arbitration settlement of $1.5 million for the year ended December 31, 2004 is the result of a December 30, 2004 settlement agreement with SEMCO settling all issues and matters related to our terminated acquisition of Alaska Pipeline Company from SEMCO. The gain reflects $5.5 million received from SEMCO, net of $4.0 million of associated costs.

     Minority interest in NOARK of $1.1 million for the year ended December 31, 2005 represents Southwestern’s 25% ownership interest in the net income of NOARK from our date of acquisition through December 31, 2005. Our financial results include the consolidated financial statements of NOARK from the date of its acquisition.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
     Revenue. Natural gas and liquids revenue of $72.1 million for the year ended December 31, 2004 was associated with the acquisition of our Velma operations in July 2004 and reflects approximately five and one-half months of operations in 2004. Appalachia transportation and compression revenue increased to $18.8 million for the year ended December 31, 2004 from $15.7 million for the prior year. This $3.1 million increase was primarily due to an increase in the average transportation rate earned and an increase in the volumes of natural gas transported. The average transportation rate was $0.96 per Mcf for the year ended December 31, 2004 as compared with $0.82 per Mcf for the prior year, an increase of $0.14 per Mcf. The average daily throughput volumes were 53.3 MMcf/d for the year ended December 31, 2004 as compared with 52.5 MMcf/d for the prior year, an increase of 0.8 MMcf/d. The increase in the average daily throughput volume was principally due to new wells connected to the Appalachia gathering system, partially offset by the natural decline in production volumes from existing wells connected to it.
     Costs and Expenses. Natural gas and liquids cost of goods sold of $58.7 million and plant operating expenses of $2.0 million for the year ended December 31, 2004 were associated with the acquisition of our Velma operations and reflect five and one half months of activity. Appalachian transportation and compression expenses decreased slightly to $2.3 million for the year ended December 31, 2004 as compared with $2.4 million for the prior year. This decrease was primarily due to a decrease in compressor expenses due to the purchase of several compressors that were previously leased at the end of 2003.
     General and administrative expenses, including amounts reimbursed to affiliates, increased $3.0 million to $4.6 million for the year ended December 31, 2004 compared with $1.6 million for the prior year. This increase was mainly due to $1.1 million of general and administrative expenses associated with our Velma operations, $0.8 million of expenses related to compensation expense for phantom units issued under our long-term incentive plan, a $0.5 million increase in allocations of compensation and benefits from Atlas America and its affiliates due to management time associated with acquisitions and public offerings, and $0.3 million of costs associated with the implementation of Sarbanes-Oxley and the preparation and filing of two tax returns for 2003. The filing of two tax returns was a result of our general partner’s ownership interest in us being reduced below 50% as a result of our sale of common units in May 2003, requiring a change in our tax year-end from September 30 to December 31. This necessitated the filing of an additional short year tax return. This expense is non-recurring.
     Depreciation and amortization increased to $4.5 million for the year ended December 31, 2004 compared with $1.8 million for the prior year due principally to the increased asset base associated with our acquisition of the Velma operations and pipeline extensions and compressor upgrades in Appalachia.
     Net gain on arbitration settlement of $1.5 million for the year ended December 31, 2004 is the result of a December 30, 2004 settlement agreement with SEMCO settling all issues and matters related to our terminated acquisition of Alaska Pipeline Company from SEMCO. The gain reflects $5.5 million received from SEMCO, net of $4.0 million of associated costs.
     Interest expense increased to $2.3 million for the year ended December 31, 2004 as compared with $0.3 million for the prior year. This $2.0 million increase was primarily due to interest associated with borrowings under the credit facility to finance our acquisition of the Velma operations.

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
     At December 31, 2005, we had $9.5 million of outstanding borrowings under our credit facility and $11.1 million of outstanding letters of credit which are not reflected as borrowings on our consolidated balance sheet, with $204.4 million of remaining committed capacity under the $225.0 million credit facility, subject to covenant limitations (see “Credit Facility”). In addition to the availability under the credit facility, we have a universal shelf registration statement on file with the Securities and Exchange Commission, which allows us to issue equity or debt securities (see “Shelf Registration Statement”) of which $372.7 million remains available at December 31, 2005. At December 31, 2005, we had a working capital position of $16.8 million compared with $7.3 million at December 31, 2004. This increase was primarily attributable to the working capital provided by the operations of the acquired assets. We believe that we have sufficient liquid assets, cash from operations and borrowing capacity to meet our financial commitments, debt service obligations, unitholder distributions, contingencies and anticipated capital expenditures. However, we are subject to business and operational risks that could adversely affect our cashflow. We may supplement our cash generation with proceeds from financing activities, including borrowings under our credit facility and other borrowings and the issuance of additional common units.
Cash Flows — Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Net cash provided by operating activities of $50.9 million for the year ended December 31, 2005 increased $25.7 million from $25.2 million for the prior year. The increase is derived principally from increases in net income attributable to partners of $7.8 million, depreciation and amortization of $9.5 million, non-cash compensation expense of $4.0 million, and amortization of deferred financing costs of $1.7 million. The increases in net income attributable to partners and depreciation and amortization were principally due to the contribution from the acquisitions of Spectrum in July 2004, Elk City in April 2005, and NOARK in October 2005.
     Net cash used in investing activities was $411.0 million for the year ended December 31, 2005, an increase of $259.2 million from $151.8 million for the prior year. This increase was principally due to the acquisitions mentioned previously and a $42.5 million increase in capital expenditures. See further discussion of capital expenditures under “Capital Requirements.”
     Net cash provided by financing activities was $376.1 million for the year ended December 31, 2005, an increase of $246.4 million from $129.7 million for the prior year. This increase was principally due to the $243.1 million of net proceeds from the issuance of $250.0 million of 10-year, 8.125% senior unsecured notes in December 2005, which were primarily utilized to repay indebtedness incurred under our credit facility to partially fund our acquisitions, and $119.6 million of additional net proceeds received from sales of common units. This increase was partially offset by a $99.0 million increase in net repayments under our credit facility and an increase of $17.3 million in cash distributions to partners due mainly to increases in our limited partner units outstanding and our cash distribution amount per limited partner unit.
Cash Flows — Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
     Net cash provided by operating activities of $25.2 million for the year ended December 31, 2004 increased $11.5 million from $13.7 million for the prior year. The increase is derived principally from increases in net income attributable to partners of $8.3 million, depreciation and amortization of $2.7 million, and non-cash compensation expense of $0.7 million. The increases in net income attributable to partners and depreciation and amortization were principally due to the acquisition of the Velma operations in July 2004.
     Net cash used in investing activities was $151.8 million for the year ended December 31, 2004, an increase of $142.6 million from $9.2 million for the prior year. This increase was principally due to the acquisition of the Velma operations in July 2004 and a $2.4 million increase in capital expenditures. See further discussion of capital expenditures under “Capital Requirements.”
     Net cash provided by financing activities was $129.7 million for the year ended December 31, 2004, an increase of $121.0 million from $8.7 million for the prior year. This increase was principally due to $67.9 million of additional net proceeds received from our sales of common units and a $60.7 million increase in net borrowings under our credit facility, mainly to fund the acquisition of the Velma operations. This increase was partially offset by an increase of $6.3 million in cash distributions to partners due mainly to increases in our limited partner units outstanding and our cash distribution amount per limited partner unit.
Capital Requirements
     Our operations require continual investment to upgrade or enhance existing operations and to ensure compliance with safety, operational, and environmental regulations. Our capital requirements consist primarily of:
•	maintenance capital expenditures to maintain equipment reliability and safety and to address environmental regulations; and

•	expansion capital expenditures to acquire complementary assets and to expand the capacity of our existing operations.
     The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Years Ended December 31,
	2005	2004	2003
Maintenance capital expenditures	$1,922	$1,516	$3,109
Expansion capital expenditures	50,576	8,527	4,526

Total	$52,498	$10,043	$7,635

     Expansion capital expenditures increased to $50.6 million for the year ended December 31, 2005, due principally to expansions of the Velma and Elk City gathering systems and processing facilities to accommodate new wells drilled in our service areas. Expansion capital expenditures for our Mid-Continent region also include approximately $6.2 million of costs incurred related to the construction of the Sweetwater gas plant, a new natural gas processing plant in Oklahoma expected to be operational in the third quarter of 2006 (see “– Significant Announced Internal Growth Project”). In addition, expansion capital expenditures increased due to compressor upgrades and gathering system expansions in the Appalachia region. Maintenance capital expenditures for the year ended December 31, 2005 remained relatively consistent compared with the prior year period. As of December 31, 2005, we are committed to expend approximately $19.7 million on pipeline extensions, compressor station upgrades and processing facility upgrades, including $10.8 million related to the Sweetwater gas plant.
     Expansion capital expenditures were $8.5 million for the year ended December 31, 2004, an increase of $4.0 million compared with $4.5 million for the prior year due principally to expansions of the Velma gathering system and processing facilities to accommodate new wells drilled in our service areas and compressor upgrades and gathering system expansions in the Appalachia region. Maintenance capital expenditures were $1.5 million for the year ended December 31, 2004, a decrease of $1.6 million compared with $3.1 million for the prior year due principally to the purchase of Appalachia pipeline compressors in 2003 to replace units which were formerly leased.
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
     Available cash is initially distributed 98% to our limited partners and 2% to our general partner. These distribution percentages are modified to provide for incentive distributions to be paid to our general partner if quarterly distributions to unitholders exceed specified targets, as described in Item 5, “Market for Registrant’s Common Equity and Related Unitholder Matters”. Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate amount of cash being distributed. The general partner’s incentive distributions declared for year ended December 31, 2005 was $9.1 million.
Contractual Obligations and Commercial Commitments
     The following table summarizes our contractual obligations and commercial commitments at December 31, 2005 (in thousands):

		Payments Due By Period
		Less than	1 – 3	4 – 5	After 5
Contractual cash obligations:	Total	1 Year	Years	Years	Years
Total debt (1)	$298,625	$1,263	$2,462	$11,900	$283,000

Operating leases	3,828	1,769	1,679	380	—

Total contractual cash obligations	$302,453	$3,032	$4,141	$12,280	$283,000

(1)	Not included in the table above are estimated interest payments calculated at the rates in effect at December 31, 2005: Less than one year – $21.3 million; 1 to 3 years – $42.6 million; 4 to 5 years – $42.1 million; and after 5 years – $95.6 million.

		Amount of Commitment Expiration Per Period
		Less than	1 – 3	4 – 5	After 5
Other commercial commitments:	Total	1 Year	Years	Years	Years
Standby letters of credit	$11,050	$11,025	$25	$—	$—

Other commercial commitments	19,665	19,665	—	—	—

Total commercial commitments	$30,715	$30,690	$25	$—	$—

     Other commercial commitments relate to commitments to purchase compressors which we had been leasing and for expenditures for pipeline extensions.
Equity Offerings
     On November 28, 2005, we sold 2,700,000 of our common units in a public offering for gross proceeds of $113.4 million. In addition, pursuant to an option granted to the underwriters of the offering, we sold 330,000 common units on December 27, 2005 for gross proceeds of $13.9 million, or aggregate total gross proceeds of $127.3 million. The units, which were issued under our previously filed shelf registration statement, resulted in net proceeds of approximately $121.0 million, after underwriting commissions and other transaction costs. We primarily utilized the net proceeds from the sale to repay a portion of the amounts due under our credit facility. As a result of this equity offering, our general partner’s ownership interest in us was 14.8%, including its 2.0% general partner interest.
     In June 2005, we sold 2,300,000 common units in a public offering for total gross proceeds of $96.5 million. The units, which were issued under our previously filed shelf registration statement, resulted in net proceeds of approximately $91.7 million, after underwriting commissions and other transaction costs. We primarily utilized the net proceeds from the sale to repay a portion of the amounts due under our credit facility.
     In July 2004, we sold 2,100,000 common units in a public offering for total gross proceeds of $73.0 million. The units, which were issued under our previously filed shelf registration statement, resulted in net proceeds of approximately $67.9 million, after underwriting commissions and other transaction costs. We utilized the net proceeds from the sale primarily to repay a portion of the amounts due under our credit facility and to redeem preferred units issued in connection with the acquisition of Spectrum in July 2004 for $20.4 million.
     In April 2004, we sold 750,000 common units in a public offering for total gross proceeds of $27.0 million. The units, which were issued under our previously filed shelf registration statement, resulted in net proceeds of approximately $25.2 million, after underwriting commissions and other transaction costs. We utilized the net proceeds from the sale primarily to repay a portion of the amounts due under our credit facility.
     In May 2003, we sold 1,092,500 common units in a public offering for total gross proceeds of $27.3 million. The units, which were issued under our previously filed shelf registration statement, resulted in net proceeds of approximately $25.2 million, after underwriting commissions and other transaction costs. We utilized the net proceeds from the sale primarily to repay a portion of the amounts due under our credit facility.
Shelf Registration Statement
     We have an effective shelf registration statement with the Securities and Exchange Commission that permits us to periodically issue equity and debt securities for a total value of up to $500 million. As of

December 31, 2005, $372.7 million remains available for issuance under the shelf registration statement. The amount, type and timing of any offerings will depend upon, among other things, our funding requirements, prevailing market conditions, and compliance with our credit facility covenants.
Credit Facility
     We have a $225.0 million credit facility with a syndicate of banks which matures in April 2010. The credit facility bears interest, at our option, at either (i) adjusted LIBOR plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). The weighted average interest rate on the $9.5 million of outstanding credit facility borrowings at December 31, 2005 was 7.1%. Up to $50.0 million of the credit facility may be utilized for letters of credit, of which $11.1 million was outstanding at December 31, 2005. These outstanding letter of credit amounts were not reflected as borrowings on our consolidated balance sheet. Borrowings under the credit facility are secured by a lien on and security interest in all of our property and that of our wholly-owned subsidiaries, and by the guaranty of each of our wholly-owned subsidiaries (see Note 17 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”). The credit facility contains customary covenants, including restrictions on our ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to our unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in our subsidiaries.
     The events which constitute an event of default are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreements, adverse judgments against us in excess of a specified amount, and a change of control of our general partner.
     The credit facility requires us to maintain a ratio of senior secured debt (as defined in the credit facility) to EBITDA (as defined in the credit facility) of not more than 6.0 to 1.0, reducing to 5.75 to 1.0 on March 31, 2006, 4.5 to 1.0 on June 30, 2006, and 4.0 to 1.0 on September 30, 2006; a funded debt (as defined in the credit facility) to EBITDA ratio of not more than 6.0 to 1.0, reducing to 5.75 to 1.0 on March 31, 2006 and to 4.5 to 1.0 on June 30, 2006; and an interest coverage ratio (as defined in the credit facility) of not less than 2.5 to 1.0, increasing to 3.0 to 1.0 on March 31, 2006. The credit facility defines EBITDA to include pro forma adjustments, acceptable to the administrator of the facility, following material acquisitions. As of December 31, 2005, our ratio of senior secured debt to EBITDA was 0.3 to 1.0, our funded debt ratio was 3.9 to 1.0 and our interest coverage ratio was 4.9 to 1.0.
     We are unable to borrow under our credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to our partnership agreement.
Senior Notes
     In December 2005, we and our subsidiary, Atlas Pipeline Finance Corp., issued $250.0 million of 10-year, 8.125% senior unsecured notes (“Senior Notes”) in a private placement transaction pursuant to Rule 144A and Regulation S under the Securities Act of 1933 for net proceeds of $243.1 million, after underwriting commissions and other transaction costs. Interest on the Senior Notes is payable semi-annually in arrears on June 15 and December 15, commencing on June 15, 2006. The Senior Notes are redeemable at any time on or after December 15, 2010 at certain redemption prices, together with accrued and unpaid interest to the date of redemption. The Senior Notes are also redeemable at any time prior to December 15, 2010 at a make-whole redemption price. In addition, prior to December 15, 2008, we may redeem up to 35% of the aggregate principal amount of the Senior Notes with the proceeds of certain equity offerings at a stated redemption price. The Senior Notes are also subject to repurchase by us at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if we do not reinvest the net proceeds within 360 days. The Senior Notes are junior in right of payment to our secured debt, including our obligations under the credit facility.
     The indenture governing the Senior Notes contains covenants, including limitations of our ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of our assets. We are in compliance with these covenants as of December 31, 2005.
     In connection with a Senior Notes registration rights agreements entered into by us, we agreed to (a) file an exchange offer registration statement with the Securities and Exchange Commission for the Senior Notes by April 19, 2006, (b) cause the exchange offer registration statement to be declared effective by the Securities and Exchange Commission by July 18, 2006, and (c) cause the exchange offer to be consummated by August 17, 2006. If we do not meet the aforementioned deadlines, the Senior Notes will be subject to additional interest, up to 1% per annum, until such time that the deadlines have been met.
NOARK Notes
     Upon our acquisition of NOARK at October 31, 2005, NOARK’s subsidiary, NOARK Pipeline Finance, L.L.C., had $66.0 million in principal amount outstanding of 7.15% notes due in 2018. The notes are governed by an indenture dated June 1, 1998 for which UMB Bank, N.A. serves as trustee. Interest on the notes is payable semi-annually, in cash, in arrears on June 1 and December 1 of each year. Liability under the notes was allocated severally 40% to Atlas Arkansas, our wholly-owned subsidiary, as successor to Enogex, and 60% to Southwestern, and the parties are several guarantors for their respective allocations. The notes are subject to a semi-annual redemption in installments at a redemption price of 100% of the principal, plus accrued and unpaid interest. Additionally, at the option of either Enogex or Southwestern, notes in an aggregate principal amount guaranteed by either company as of a particular payment date may be redeemed at such notes’ redemption price plus a make-whole premium and unpaid interest accrued to that date by giving the trustee at least 60 days notice. As part of the NOARK acquisition, Enogex agreed to redeem its portion of the notes as promptly as practicable after the closing, and at closing it deposited cash sufficient to redeem the notes into an escrow account. The redemption of $26.4 million of the notes was completed on December 5, 2005. At December 31, 2005, $39.0 million of notes remain outstanding and are presented on our consolidated balance sheet, for which Southwestern remains liable. Subsequent to the redemption of a portion of the notes upon acquisition, the remaining notes are subject to semi-annual redemption in installments of $0.6 million each. Under the partnership agreement, payments on the notes will be made from amounts otherwise distributable to Southwestern and, if those amounts are insufficient, Southwestern is required to make a capital contribution to NOARK. NOARK distributes available cash to the partners in accordance with their ownership interests after deduction of their respective portion of amounts payable on the notes.
Significant Announced Internal Growth Project
     On October 19, 2005, we announced plans to complete construction of a new natural gas processing plant in Beckham County, Oklahoma near our Prentiss treating facility, in the third quarter of 2006. The new plant, to be known as the Sweetwater gas plant, will be scaled to 120 MMcf/d of processing capacity. The Sweetwater gas plant will be located west of our Elk City gas plant, and is being built to further access natural gas production actively being developed in western Oklahoma and the Texas panhandle. Along with the Sweetwater gas plant, we will construct a gathering system to be located primarily in western Oklahoma and in the Texas panhandle, more specifically, Beckham and Roger Mills counties in Oklahoma and Hemphill County, Texas. We anticipate that construction of the Sweetwater gas plant and associated gathering system will cost approximately $40.0 million and will generate cash flow of $8.0 million to $10.0 million annually.

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
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we believe our estimates are reasonable, actual results could differ from those estimates. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Key estimates used by our management include estimates used to record revenue and expense accruals, depreciation and amortization, asset impairment and fair values of assets acquired. We summarize our significant accounting policies within our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”. The critical accounting policies that we have identified are discussed below.
     Use of Estimates
     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities that exist at the date of our consolidated financial statements, as well as the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates.
     Receivables
     In evaluating the realizability of accounts receivable, we perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of the customers’ credit information. We extend credit on an unsecured basis to many of our energy customers. At December 31, 2005 and 2004, no allowance was recorded for uncollectible accounts receivable impairment.
     Revenue Recognition
     Revenue in the Appalachian segment is recognized at the time the natural gas is transported through the gathering systems. Under the terms of our natural gas gathering agreements with Atlas America and its affiliates, we receive fees for gathering natural gas from wells owned by Atlas America, by drilling investment partnerships sponsored by Atlas America or by independent third parties. The fees received for the gathering services are generally the greater of 16% of the gross sales price for gas produced from the wells, or $0.35 or $0.40 per Mcf, depending on the ownership of the well. Substantially all gas gathering revenue is derived under these agreements. Fees for transportation services provided to independent third parties whose wells are connected to our Appalachia gathering systems are at separately negotiated prices.
     Our Mid-Continent segment revenue is determined primarily by the fees earned from our transmission, gathering and processing operations. We either purchase gas from producers and move it into receipt points on our pipeline systems, and then sell the natural gas, or produced natural gas liquids (“NGLs”), if any, off of delivery points on our systems, or we transport natural gas across our systems, from receipt to delivery point, without taking title to the gas. Revenue associated with our regulated transmission pipeline is recognized at the time the transportation service is provided. Revenue associated with the physical sale of natural gas is recognized upon physical delivery of the natural gas. The majority of the revenue associated with our gathering and processing operations are based on percentage-of-proceeds (“POP”) and fixed-fee contracts. Under our POP purchasing arrangements, we purchase natural gas at the wellhead, process the natural gas by extracting NGLs and removing impurities and sell the residue gas and NGLs at market-based prices, remitting to producers a contractually-determined percentage of the sale proceeds.
     We accrue unbilled revenue due to timing differences between the delivery of natural gas, NGLs and oil and the receipt of a delivery statement. This revenue is recorded based upon volumetric data from our records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices (see Use of Estimates accounting policy for further description). We had unbilled revenue at December 31, 2005 and 2004 of $48.4 million and $15.3 million, respectively, included in accounts receivable and accounts receivable-affiliates within our consolidated balance sheets.

     Intangible Assets
     We recorded intangible assets with finite lives in connection with certain consummated acquisitions (see Note 7 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”). The following table reflects the components of intangible assets being amortized at December 31, 2005 (in thousands):

	December 31, 2005		Estimated
	Gross Carrying	Accumulated	Useful Lives
	Amount	Amortization	in Years
Amortized intangible assets:
Customer contracts	$23,990	$(1,339)	8
Customer relationships	32,960	(742)	20

	$56,950	$(2,081)

     We did not recognize any such intangible assets at December 31, 2004. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) requires that intangible assets with finite useful lives be amortized over their estimated useful lives. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset must be amortized over the best estimate of its useful life. At a minimum, we will assess the useful lives and residual values of all intangible assets on an annual basis to determine if adjustments are required. The estimated useful life for our customer contract intangible assets is based upon the approximate average length of customer contracts in existence at the date of acquisition. The estimated useful life for our customer relationship intangible assets is based upon the estimated average length of non-contracted customer relationships in existence at the date of acquisition. Customer contract and customer relationship intangible assets are amortized on a straight-line basis. Amortization expense on intangible assets was $2.1 million for the year ended December 31, 2005. There was no amortization expense on intangible assets recorded during the years ended December 31, 2004 and 2003. Amortization expense related to intangible assets is estimated to be $4.6 million for each of the next five calendar years commencing in 2006.
Goodwill
     At December 31, 2005 and 2004, we had $111.4 million and $2.3 million, respectively, of goodwill which was recorded in connection with consummated acquisitions (see Note 7 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data ”). The changes in the carrying amount of goodwill for the years ended December 31, 2005, 2004 and 2003 were as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Balance, beginning of year	$2,305	$2,305	$2,305
Goodwill acquired — Elk City acquisition	61,136	—	—
Goodwill acquired — NOARK acquisition	49,088	—	—
Reduction in minority interest deficit acquired	(1,083)	—	—
Impairment losses	—	—	—

Balance, end of year	$111,446	$2,305	$2,305

     We test our goodwill for impairment at each year end by comparing enterprise fair values to carrying values. The evaluation of impairment under SFAS No. 142 requires the use of projections, estimates and assumptions as to the future performance of our operations, including anticipated future revenues, expected future operating costs and the discount factor used. Actual results could differ from projections, resulting in revisions to our assumptions and, if required, recognition of an impairment loss. Our test of goodwill at December 31, 2005 resulted in no impairment. We will continue to evaluate our goodwill at least annually and if impairment indicators arise, and will reflect the impairment of goodwill, if any, within our consolidated statements of income in the period in which the impairment is indicated.

     Depreciation and Amortization
     We calculate depreciation based on the estimated useful lives and salvage values of our assets. However, factors such as usage, equipment failure, competition, regulation or environmental matters could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization.
     Impairment of Assets
     In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. We determine if our long-lived assets are impaired by comparing the carrying amount of an asset or group of assets with the estimated undiscounted future cash flows associated with such asset or group of assets. If the carrying amount is greater than the estimated undiscounted future cash flows, an impairment loss is recognized to reduce the carrying value to fair value. Our operations are subject to numerous factors which could affect future cash flows which we discuss under Item 1A, “Risk Factors”. We continuously monitor these factors and pursue alternative strategies to maintain or enhance cash flows associated with these assets; however, we cannot assure you that we can mitigate the effects, if any, on future cash flows related to any changes in these factors.
     Fair Value of Derivative Commodity Contracts
     We enter into certain financial swap and option instruments that are classified as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to hedge our forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. The swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, NGLs and condensate is sold. Under these swap agreements, we receive a fixed price and pay a floating price based on certain indices for the relevant contract period.
     We formally document all relationships between hedging instruments and the items being hedged, including our risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. We assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives are effective in offsetting changes in the forecasted cash flow of hedged items. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of correlation between the hedging instrument and the underlying commodity, we will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which we determine through utilization of market data, will be recognized immediately within our consolidated statements of income.
     We record derivatives on the consolidated balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, we recognize the effective portion of changes in fair value in partners’ capital as accumulated other comprehensive loss and reclassify them to natural gas and liquids revenue within the consolidated statements of income as the underlying transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, we recognize changes in fair value within the consolidated statements of income as they occur. At December 31, 2005 and 2004, we reflected net hedging liabilities on our consolidated balance sheets of $30.4 million and $2.6 million, respectively. Of the $30.1 million net loss in accumulated other comprehensive loss at December 31, 2005, if fair values of the instruments remain at current market values, we will reclassify $12.2 million of losses to the consolidated statements of income over the next twelve month period as these contracts expire, and $17.9 million will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within natural gas and liquids revenue in the consolidated statements of income while the hedge contract is open and may increase or decrease until settlement of the contract. We recognized losses of $11.1 million and $2,000 for the years ended December 31, 2005 and 2004, respectively, within the consolidated statements of income related to the settlement of qualifying hedge instruments. We also recognized a gain of $1.6 million and a loss of $0.3 million for the years ended December 31, 2005 and 2004, respectively, within the consolidated statements of income related to the change in market value of non-qualifying or ineffective hedges.
     A portion of our future natural gas sales is periodically hedged through the use of swaps and collar contracts. Realized gains and losses on the derivative instruments that are classified as effective hedges are reflected in the contract month being hedged as an adjustment to revenue.
     Volume Measurement
     We record amounts for natural gas gathering and transportation revenue, NGL transportation and processing revenue, natural gas sales and natural gas purchases, and the sale of production based on volume and energy measurements. Variances resulting from such calculations, while within recognized industry tolerances, are inherent in our business.
     New Accounting Standards
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS No. 154 will depend on the nature and extent of any voluntary accounting changes and corrections of errors after the effective date, but we do not currently expect SFAS No. 154 to have a material impact on our financial position or results of operations.
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We adopted FIN 47 at December 31, 2005 and it had no material impact on our consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in interest rates and oil and gas prices. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonable possible losses. This forward- looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than trading.

General
     All of our assets and liabilities are denominated in U.S. dollars, and as a result, we do not have exposure to currency exchange risks.
     We are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodically use derivative financial instruments. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on December 31, 2005. Only the potential impact of hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact our business.
     Interest Rate Risk. At December 31, 2005, we had a $225.0 million revolving credit facility ($9.5 million outstanding) to fund the expansion of our existing gathering systems, acquire other natural gas gathering systems and fund working capital movements as needed. The weighted average interest rate for these borrowings was 7.1% at December 31, 2005. Holding all other variables constant, a 1% change in interest rates would change interest expense by $0.1 million.
     Commodity Price Risk. We are exposed to commodity prices as a result of being paid for certain services in the form of commodities rather than cash. For gathering services, we receive fees or commodities from the producers to bring the raw natural gas from the wellhead to the processing plant. For processing services, we either receive fees or commodities as payment for these services, based on the type of contractual agreement. Based on our current portfolio of gas supply contracts, we have long condensate, NGL, and natural gas positions. A 10% change in the average price of NGLs, natural gas and condensate we process and sell would result in a change to our 2005 consolidated annual income of approximately $1.6 million.
     We enter into certain financial swap and option instruments that are classified as cash flow hedges in accordance with SFAS No. 133 to hedge our forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. The swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, NGLs and condensate is sold. Under these swap agreements, we receive a fixed price and remit a floating price based on certain indices for the relevant contract period.
     We formally document all relationships between hedging instruments and the items being hedged, including our risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. We assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives are effective in offsetting changes in the forecasted cash flow of hedged items. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of correlation between the hedging instrument and the underlying commodity, we will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which we determine through utilization of market data, will be recognized immediately within our consolidated statements of income.
     Derivatives are recorded on our consolidated balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, we recognize the effective portion of changes in fair value in partners’ capital as accumulated other comprehensive loss and reclassify them to natural gas and liquids revenue within the consolidated statements of income as the underlying transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, we recognize changes in fair value within our consolidated statements of income as they occur. At December 31, 2005 and 2004, we reflected net hedging liabilities on our consolidated balance sheets of $30.4 million and $2.6 million, respectively. Of the $30.1 million of net loss in accumulated other comprehensive loss at December 31, 2005, if fair values of the instruments remain at current market values, we will reclassify $12.2 million of losses to our consolidated statements of income over the next twelve month period as these contracts expire, and $17.9 million will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within natural gas and liquids revenue in our consolidated statements of income while the hedge contracts are open and may increase or decrease until settlement of the contract. We recognized losses of $11.1 million and $2,000 for the years ended December 31, 2005 and 2004, respectively, within our consolidated statements of income related to the settlement of qualifying hedge instruments. We also recognized a gain of $1.6 million and a loss of $0.3 million for the years ended December 31, 2005 and 2004, respectively, within our consolidated statements of income related to the change in market value of non-qualifying or ineffective hedges.
     A portion of our future natural gas sales is periodically hedged through the use of swaps and collar contracts. Realized gains and losses on the derivative instruments that are classified as effective hedges are reflected in the contract month being hedged as an adjustment to revenue.
     As of December 31, 2005, we had the following NGLs, natural gas, and crude oil volumes hedged:
Natural Gas Liquids Fixed – Price Swaps

Production
Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Liability(1)
	(gallons)	(per gallon)	(in thousands)
2006	40,068,000	$0.683	$(12,119)
2007	36,036,000	0.717	(9,157)
2008	33,012,000	0.697	(7,365)

			$(28,641)

Natural Gas Fixed – Price Swaps

Production
Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Liability(3)
	(MMBTU)(2)	(per MMBTU)	(in thousands)
2006	3,192,500	$7.186	$(110)
2007	1,080,000	7.255	(3,242)
2008	240,000	7.270	(605)

			$(3,957)

Natural Gas Basis Swaps

Production
Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Asset(3)
	(MMBTU)(2)	(per MMBTU)	(in thousands)
2006	3,527,500	$(0.521)	$(473)
2007	1,080,000	(0.535)	3,580
2008	240,000	(0.555)	808

			$3,915

     Crude Oil Fixed – Price Swaps

Production
Period		Average	Fair Value
Ended December 31,	Volumes	Strike Price	Liability(3)
	(barrels)	(per barrel)	(in thousands)
2006	77,600	$51.545	$(881)
2007	80,400	56.069	(643)
2008	62,400	59.267	(223)

			$(1,747)

		Total net liability	$(30,430)

(1)	Fair value based upon management estimates, including forecasted forward NGL prices as a function of forward NYMEX natural gas and light crude prices.

(2)	MMBTU represents million British Thermal Units.

(3)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Partners
Atlas Pipeline Partners, L.P.
We have audited the accompanying consolidated balance sheets of Atlas Pipeline Partners, L.P. (A Delaware Limited Partnership) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlas Pipeline Partners, L.P. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Atlas Pipeline Partners, L.P.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2006 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Cleveland, Ohio
March 3, 2006

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$34,237	$18,214
Accounts receivable — affiliates	4,649	1,496
Accounts receivable	57,528	13,729
Current portion of hedge asset	11,388	40
Prepaid expenses	2,454	1,056

Total current assets	110,256	34,535

Property, plant and equipment, net	445,066	175,259

Long-term hedge asset	4,388	14

Intangible assets, net	54,869	—

Goodwill	111,446	2,305

Other assets, net	16,701	4,672

	$742,726	$216,785

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Current portion of long-term debt	$1,263	$2,303
Accounts payable	15,609	2,341
Accrued liabilities	16,064	3,144
Current portion of hedge liability	23,796	1,959
Accrued producer liabilities	36,712	10,996
Distribution payable	—	6,467

Total current liabilities	93,444	27,210

Long-term hedge liability	22,410	722

Long-term debt, less current portion	297,362	52,149

Commitments and contingencies

Partners’ capital:
Limited partners’ interests	349,491	135,769
General partner’s interest	10,094	2,253
Accumulated other comprehensive loss	(30,075)	(1,318)

Total partners’ capital	329,510	136,704

	$742,726	$216,785

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004	2003
Revenue:
Natural gas and liquids	$340,297	$72,109	$—
Transportation and compression – affiliates	24,346	18,724	15,563
Transportation and compression – third parties	5,963	76	88
Interest income and other	894	382	98

Total revenue and other income	371,500	91,291	15,749

Costs and expenses:
Natural gas and liquids	288,180	58,707	—
Plant operating	10,557	2,032	—
Transportation and compression	4,053	2,260	2,421
General and administrative	11,825	3,562	853
Compensation reimbursement – affiliates	1,783	1,081	808
Depreciation and amortization	13,954	4,471	1,770
Interest	14,175	2,301	258
Minority interest in NOARK	1,083	—	—
Loss (gain) on arbitration settlement, net	138	(1,457)	—

Total costs and expenses	345,748	72,957	6,110

Net income	25,752	18,334	9,639
Premium on preferred unit redemption	—	(400)	—

Net income attributable to partners	$25,752	$17,934	$9,639

Allocation of net income attributable to partners:
Limited partners’ interest	$16,355	$14,864	$8,651
General partner’s interest	9,397	3,070	988

Net income attributable to partners	$25,752	$17,934	$9,639

Net income attributable to partners per limited partner unit:
Basic	$1.86	$2.53	$2.17

Diluted	$1.84	$2.53	$2.17

Weighted average limited partner units outstanding:
Basic	8,808	5,866	3,981

Diluted	8,872	5,870	3,981

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2005	2004	2003
Net income	$25,752	$18,334	$9,639
Premium on preferred unit redemption	—	(400)	—

Net income attributable to partners	25,752	17,934	9,639

Other comprehensive loss:
Change in fair value of derivative instruments accounted for as hedges	(39,882)	(1,320)	—
Add: reclassification adjustment for losses in net income	11,125	2	—

	(28,757)	(1,318)	—

Comprehensive income (loss)	$(3,005)	$16,616	$9,639

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except unit data)

						Accumulated
	Number of Limited					Other	Total
	Partner Units				General	Comprehensive	Partners’
	Common	Subordinated	Common	Subordinated	Partner	Loss	Capital
Balance at January 1, 2003	1,621,159	1,641,026	$19,163	$684	$(161)	$—	$19,686

Issuance of common units in public offering	1,092,500	—	25,182	—	—	—	25,182
General partner capital contributions	—	—	—	—	538	—	538
Distributions to partners	—	—	(4,164)	(2,888)	(675)	—	(7,727)
Distribution payable	—	—	(1,696)	(1,026)	(351)	—	(3,073)
Net income attributable to partners	—	—	5,066	3,584	989	—	9,639

Balance at December 31, 2003	2,713,659	1,641,026	$43,551	$354	$340	$—	$44,245

Issuance of common units in public offering	2,850,000	—	93,119	—	—	—	93,119
General partner capital contributions	—	—	—	—	1,994	—	1,994
Distributions to partners	—	—	(7,732)	(3,200)	(1,871)	—	(12,803)
Distribution payable	—	—	(4,006)	(1,181)	(1,280)	—	(6,467)
Other comprehensive loss	—	—	—	—	—	(1,318)	(1,318)
Net income attributable to partners	—	—	10,941	3,923	3,070	—	17,934

Balance at December 31, 2004	5,563,659	1,641,026	$135,873	$(104)	$2,253	$(1,318)	$136,704

Conversion of subordinated units	1,641,026	(1,641,026)	(104)	104	—	—	—
Issuance of common units in public offering	5,330,000	—	212,700	—	—	—	212,700
Issuance of common units under long-term incentive plan	14,581	—	—	—	—	—	—
General partner capital contributions	—	—	—	—	4,684	—	4,684
Unissued common units under long-term incentive plan	—	—	5,381	—	—	—	5,381
Distributions to partners	—	—	(20,433)	—	(6,240)	—	(26,673)
Distribution equivalent rights paid on unissued units under long-term incentive plan	—	—	(281)	—	—	—	(281)
Other comprehensive loss	—	—	—	—	—	(28,757)	(28,757)
Net income attributable to partners	—	—	16,355	—	9,397	—	25,752

Balance at December 31, 2005	12,549,266	—	$349,491	$—	$10,094	$(30,075)	$329,510

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to partners	$25,752	$17,934	$9,639
Adjustments to reconcile net income attributable to partners to net cash provided by operating activities:
Depreciation and amortization	13,954	4,471	1,770
Non-cash gain on derivative value	(954)	(210)	—
Non-cash compensation under long-term incentive plan	4,672	700	—
Amortization of deferred finance costs	2,140	400	106
Minority interest in NOARK	1,083	—	—
Change in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in accounts receivable and prepaid expenses	(27,823)	4,361	448
Increase (decrease) in accounts payable and accrued liabilities	35,246	(3,264)	413
(Increase) decrease in accounts receivable – affiliates	(3,153)	801	1,326

Net cash provided by operating activities	50,917	25,193	13,702

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisitions	(358,831)	(141,626)	—
Capital expenditures	(52,498)	(10,043)	(7,635)
Other	325	(128)	(1,519)

Net cash used in investing activities	(411,004)	(151,797)	(9,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of debt	243,102	—	—
Repayment of debt	(677)	—	—
Borrowings under credit facility	463,500	110,000	2,000
Repayments under credit facility	(508,250)	(55,750)	(8,500)
Distributions paid to partners	(33,140)	(15,876)	(9,601)
General partner capital contributions	4,684	1,994	538
Net proceeds from issuance of limited partner units	212,700	93,119	25,182
Net proceeds from sale of preferred units	—	20,000	—
Redemption of preferred units	—	(20,000)	—
Other	(5,809)	(3,747)	(948)

Net cash provided by financing activities	376,110	129,740	8,671

Net change in cash and cash equivalents	16,023	3,136	13,219
Cash and cash equivalents, beginning of year	18,214	15,078	1,859

Cash and cash equivalents, end of year	$34,237	$18,214	$15,078

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – NATURE OF OPERATIONS
     Atlas Pipeline Partners, L.P. (the “Partnership”) is a Delaware limited partnership formed in May 1999 to acquire, own and operate natural gas gathering systems previously owned by Atlas America, Inc. and its affiliates (“Atlas America”), a publicly traded company (NASDAQ: ATLS). The Partnership’s operations are conducted through subsidiary entities whose equity interests are owned by Atlas Pipeline Operating Partnership, L.P. (the “Operating Partnership”), a wholly-owned subsidiary of the Partnership. Atlas Pipeline Partners GP, LLC (a wholly-owned subsidiary of Atlas America (the “General Partner”)), through its general partner interests in the Partnership and the Operating Partnership, owns a 2% general partner interest in the consolidated pipeline operations, through which it manages and effectively controls both the Partnership and the Operating Partnership. The remaining 98% ownership interest in the consolidated pipeline operations consists of limited partner interests. At December 31, 2004, the Partnership had 5,563,659 common and 1,641,026 subordinated limited partnership units outstanding. In January 2005, these subordinated units, which were owned by the General Partner, were converted to common units as the Partnership met stipulated tests under the terms of its partnership agreement allowing for such conversion. While the converted units are no longer subordinated to the rights of the common unitholders, these units have not yet been registered with the Securities and Exchange Commission and, therefore, their resale in the public market is subject to restrictions under the Securities Act. At December 31, 2005, the Partnership had 12,549,266 common limited partnership units outstanding, including the 1,641,026 unregistered common units held by the General Partner.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Minority Interest
     The consolidated financial statements include the accounts of the Partnership, the Operating Partnership and the Operating Partnership’s wholly-owned and majority-owned subsidiaries. The General Partner’s interest in the Operating Partnership is reported as part of its overall 2% general partner interest in the Partnership. All material intercompany transactions have been eliminated.
     The consolidated financial statements also include the financial statements of NOARK Pipeline System, Limited Partnership (“NOARK”), an entity in which the Partnership owns a 75% operating interest (see Note 7). The remaining 25% interest in NOARK is owned by Southwestern Energy Pipeline Company (“Southwestern”), a wholly-owned subsidiary of Southwestern Energy Company (NYSE: SWN). Under the NOARK partnership agreement, Southwestern is responsible for the $39.0 million of outstanding long-term debt, including interest thereon, of NOARK at December 31, 2005 (see Note 9). Payments made upon the long-term debt and related interest expense will be made from amounts otherwise distributable to Southwestern and, if that amount is insufficient, Southwestern will be required to make a capital contribution to NOARK. The Partnership consolidates 100% of NOARK’s financial statements. The minority interest expense reflected on the Partnership’s consolidated statements of income represents Southwestern’s 25% ownership interest in NOARK’s net income before interest expense and its portion of interest expense related to NOARK’s long-term debt.

ATLAS PIPELINE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Use of Estimates
     The preparation of the Partnership’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities that exist at the date of the Partnership’s consolidated financial statements, as well as the reported amounts of revenue and costs and expenses during the reporting periods. Actual results could differ from those estimates.
Cash Equivalents
     The Partnership considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist principally of temporary investments of cash in short-term money market instruments.
Receivables
     In evaluating the realizability of its accounts receivable, the Partnership performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the Partnership’s review of its customers’ credit information. The Partnership extends credit on an unsecured basis to many of its customers. At December 31, 2005 and 2004, the Partnership recorded no allowance for uncollectible accounts receivable impairment.
Property, Plant and Equipment
     Property and Equipment are stated at cost or, upon acquisition of a business, at the fair value of the assets acquired. Depreciation expense is recorded for each asset over their estimated useful lives using the straight-line method.
Impairment of Long-Lived Assets
     The Partnership reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value if such carrying amount exceeds the fair value.
Capitalized Interest
     The Partnership capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average rate used to capitalize interest on borrowed funds was 6.6% and the amount of interest capitalized was $0.1 million for the year ended December 31, 2005. There were no amounts capitalized for the years ended December 31, 2004 and 2003.
Fair Value of Financial Instruments
     For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair values because of the short maturities of these instruments. The fair values of these financial instruments are represented in the Partnership’s consolidated balance sheets.

ATLAS PIPELINE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivative Instruments
     The Partnership applies the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 requires each derivative instrument to be recorded in the balance sheet as either an asset or liability measured at fair value. Changes in a derivative instrument’s fair value are recognized currently in the Partnership’s consolidated statements of income unless specific hedge accounting criteria are met.
Intangible Assets
     The Partnership has recorded intangible assets with finite lives in connection with certain consummated acquisitions (see Note 7). The following table reflects the components of intangible assets being amortized at December 31, 2005 (in thousands):

	December 31, 2005		Estimated
	Gross Carrying	Accumulated	Useful Lives
	Amount	Amortization	in Years
Amortized intangible assets:
Customer contracts	$23,990	$(1,339)	8
Customer relationships	32,960	(742)	20

	$56,950	$(2,081)

     The Partnership did not recognize any such intangible assets at December 31, 2004. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) requires that intangible assets with finite useful lives be amortized over their estimated useful lives. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset must be amortized over the best estimate of its useful life. At a minimum, the Partnership will assess the useful lives and residual values of all intangible assets on an annual basis to determine if adjustments are required. The estimated useful life for the Partnership’s customer contract intangible assets is based upon the approximate average length of customer contracts in existence at the date of acquisition. The estimated useful life for the Partnership’s customer relationship intangible assets is based upon the estimated average length of non-contracted customer relationships in existence at the date of acquisition. Customer contract and customer relationship intangible assets are amortized on a straight-line basis. Amortization expense on intangible assets was $2.1 million for the year ended December 31, 2005. There was no amortization expense on intangible assets recorded during the years ended December 31, 2004 and 2003. Amortization expense related to intangible assets is estimated to be $4.6 million for each of the next five calendar years commencing in 2006.
Goodwill
     At December 31, 2005 and 2004, the Partnership had $111.4 million and $2.3 million, respectively, of goodwill recorded in connection with consummated acquisitions (see Note 7). The changes in the carrying amount of goodwill for the years ended December 31, 2005, 2004 and 2003 were as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Balance, beginning of year	$2,305	$2,305	$2,305
Goodwill acquired – Elk City acquisition (see Note 7)	61,136	—	—
Goodwill acquired – NOARK acquisition (see Note 7)	49,088	—	—
Reduction in minority interest deficit acquired	(1,083)	—	—
Impairment losses	—	—	—

Balance, end of year	$111,446	$2,305	$2,305

ATLAS PIPELINE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Partnership tests its goodwill for impairment at each year end by comparing enterprise fair values to carrying values. The evaluation of impairment under SFAS No. 142 requires the use of projections, estimates and assumptions as to the future performance of the Partnership’s operations, including anticipated future revenues, expected future operating costs and the discount factor used. Actual results could differ from projections, resulting in revisions to the Partnership’s assumptions and, if required, recognition of an impairment loss. The Partnership’s test of goodwill at December 31, 2005 resulted in no impairment. The Partnership will continue to evaluate its goodwill at least annually and if impairment indicators arise, will reflect the impairment of goodwill, if any, within the consolidated statements of income in the period in which the impairment is indicated.
Federal Income Taxes
     The Partnership is a limited partnership. As a result, the Partnership’s income for federal income tax purposes is reportable on the tax returns of the individual partners. Accordingly, no recognition has been given to income taxes in the accompanying consolidated financial statements of the Partnership.
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
Stock-Based Compensation
     The Partnership has adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” as revised (“SFAS No. 123(R)”), as of December 31, 2005. Generally, the approach to accounting in Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.
     Prior to the adoption of SFAS No. 123(R), the Partnership followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its interpretations (collectively referred to as “APB No. 25”), which SFAS No. 123(R) superseded. APB No. 25 allowed for valuation of share-based payments to employees at their intrinsic values. Under this methodology, the Partnership recognized compensation expense for phantom units granted only if the current market price of the underlying units exceeded the exercise price. Since the inception of its Long-Term Incentive Plan (see Note 12), the Partnership has only granted phantom units with no exercise price and, as such, recognized compensation expense based upon the market price of the Partnership’s limited partner units at the date of grant. Since the Partnership has historically recognized compensation expense for its share-based payments at their fair values, the adoption of SFAS No. 123(R) did not have a material impact on its consolidated financial statements.

ATLAS PIPELINE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net Income Per Unit
     Basic net income per limited partner unit is computed by dividing net income, after deducting the general partner’s interest, by the weighted average number of limited partner units outstanding for the period. The general partner’s interest in net income is calculated on a quarterly basis based upon its 2% interest and incentive distributions (see Note 4). Diluted net income per limited partner unit is calculated by dividing net income applicable to limited partners by the sum of the weighted-average number of limited partner units outstanding and the dilutive effect of phantom unit awards, as calculated by the treasury stock method. Phantom units consist of common units issuable under the terms of the Partnership’s Long-Term Incentive Plan (see Note 12). The following table sets forth the reconciliation of the weighted average number of limited partner units used to compute basic net income per limited partner unit to those used to compute diluted net income per limited partner unit (in thousands):

	Years Ended December 31,
	2005	2004	2003
Weighted average number of limited partner units – basic	8,808	5,866	3,981
Add effect of dilutive unit incentive awards	64	4	—

Weighted average number of limited partner units – diluted	8,872	5,870	3,981

Environmental Matters
     The Partnership is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Partnership has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. The Partnership accounts for environmental contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. The Partnership maintains insurance which may cover in whole or in part certain environmental expenditures. At December 31, 2005 and 2004, the Partnership had no environmental matters requiring specific disclosure or requiring the recognition of a liability.

ATLAS PIPELINE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Segment Information
     The Partnership has two business segments: natural gas gathering and the transmission located in the Appalachia Basin area (“Appalachia”) and transmission, gathering and processing located in the Mid-Continent area (“Mid-Continent”). Appalachia revenues are, for the most part, based on contractual arrangements with Atlas America and its affiliates. Mid-Continent revenues are, for the most part, derived from the sale of residue gas and NGLs to purchasers at the tailgate of the processing plant.
Revenue Recognition
     Revenues in the Appalachia segment are recognized at the time the natural gas is transported through the gathering systems. Under the terms of its natural gas gathering agreements with Atlas America and its affiliates, the Partnership receives fees for gathering natural gas from wells owned by Atlas America, by drilling investment partnerships sponsored by Atlas America or by independent third parties. The fees received for the gathering services are generally the greater of 16% of the gross sales price for gas produced from the wells, or $0.35 or $0.40 per thousand cubic feet (“mcf”), depending on the ownership of the well. Substantially all gas gathering revenues are derived under this agreement. Fees for transportation services provided to independent third parties whose wells are connected to the Partnership’s Appalachia gathering systems are at separately negotiated prices.
     The Partnership’s Mid-Continent segment revenue is determined primarily by the fees earned from its transmission, gathering and processing operations. The Partnership either purchases gas from producers and moves it into receipt points on its pipeline systems, and then sells the natural gas, or produced natural gas liquids (“NGLs”), if any, off of delivery points on its systems, or the Partnership transports natural gas across its systems, from receipt to delivery point, without taking title to the gas. Revenue associated with the Partnership’s regulated transmission pipeline is recognized at the time the transportation service is provided. Revenue associated with the physical sale of natural gas is recognized upon physical delivery of the natural gas. The majority of the revenue associated with the Partnership’s gathering and processing operations are based on percentage-of-proceeds (“POP”) and fixed-fee contracts. Under its POP purchasing arrangements, the Partnership purchases natural gas at the wellhead, processes the natural gas by extracting NGLs and removing impurities and sells the residue gas and NGLs at market-based prices, remitting to producers a contractually-determined percentage of the sale proceeds.
     The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas, NGLs, and oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices (see Use of Estimates accounting policy for further description). The Partnership had unbilled revenues at December 31, 2005 and 2004 of $48.4 million and $15.3 million, respectively, included in accounts receivable and accounts receivable-affiliates within the consolidated balance sheets.
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

ATLAS PIPELINE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
New Accounting Standards
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS No. 154 will depend on the nature and extent of any voluntary accounting changes and corrections of errors after the effective date, but the Partnership does not currently expect SFAS No. 154 to have a material impact on its financial position or results of operations.
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Partnership adopted FIN 47 at December 31, 2005 and it had no material impact on its consolidated financial statements.
Reclassifications
     Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.
NOTE 3 – EQUITY OFFERINGS
     On November 28, 2005, the Partnership sold 2,700,000 of its common units in a public offering for gross proceeds of $113.4 million. In addition, pursuant to an option granted to the underwriters of the offering, the Partnership sold 330,000 common units on December 27, 2005 for gross proceeds of $13.9 million, or aggregate total gross proceeds of $127.3 million. The units, which were issued under the Partnership’s previously filed shelf registration statement, resulted in net proceeds of approximately $121.0 million, after underwriting commissions and other transaction costs. The Partnership primarily utilized the net proceeds from the sale to repay a portion of the amounts due under its credit facility. As a result of this equity offering, the Partnership general partner’s total ownership interest in the Partnership was 14.8%, including its 2.0% general partner interest.
     In June 2005, the Partnership sold 2,300,000 common units in a public offering for total gross proceeds of $96.5 million. The units, which were issued under the Partnership’s previously filed shelf registration statement, resulted in net proceeds of approximately $91.7 million, after underwriting commissions and other transaction costs. The Partnership primarily utilized the net proceeds from the sale to repay a portion of the amounts due under its credit facility.

ATLAS PIPELINE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In July 2004, the Partnership sold 2,100,000 common units in a public offering for total gross proceeds of $73.0 million. The units, which were issued under the Partnership’s previously filed shelf registration statement, resulted in net proceeds of approximately $67.9 million, after underwriting commissions and other transaction costs. The Partnership utilized the net proceeds from the sale primarily to repay a portion of the amounts due under its credit facility and to redeem preferred units issued in connection with the acquisition of Spectrum Field Services, Inc. in July 2004 for $20.4 million (see Note 7).
     In April 2004, the Partnership sold 750,000 common units in a public offering for total gross proceeds of $27.0 million. The units, which were issued under the Partnership’s previously filed shelf registration statement, resulted in net proceeds of approximately $25.2 million, after underwriting commissions and other transaction costs. The Partnership utilized the net proceeds from the sale primarily to repay a portion of the amounts due under its credit facility.
     In May 2003, the Partnership sold 1,092,500 common units in a public offering for total gross proceeds of $27.3 million. The units, which were issued under the Partnership’s previously filed shelf registration statement, resulted in net proceeds of approximately $25.2 million, after underwriting commissions and other transaction costs. The Partnership utilized the net proceeds from the sale primarily to repay a portion of the amounts due under its credit facility.
NOTE 4 – CASH DISTRIBUTIONS
     The Partnership is required to distribute, within 45 days of the end of each quarter, all of its available cash (as defined in its partnership agreement) for that quarter. If distributions in any quarter exceed specified target levels, the general partner will receive between 15% and 50% of such distributions in excess of the specified target levels. Distributions declared by the Partnership for the period from January 1, 2003 through December 31, 2005 were as follows:

Date Cash		Cash Distribution per	Total Cash Distributions
Distribution Paid	For Quarter Ended	Limited Partner Unit	To Limited Partners
			(in thousands)
May 9, 2003	March 31, 2003	$0.560	$ 908
August 8, 2003	June 30, 2003	$0.580	$1,574
November 7, 2003	September 30, 2003	$0.620	$1,682
February 6, 2004	December 31, 2003	$0.625	$1,696

May 7, 2004	March 31, 2004	$0.630	$1,710
August 6, 2004	June 30, 2004	$0.630	$2,182
November 5, 2004	September 30, 2004	$0.690	$3,839
February 11, 2005	December 31, 2004	$0.720	$4,006

May 13, 2005	March 31, 2005	$0.750	$4,173
August 5, 2005	June 30, 2005	$0.770	$6,055
November 14, 2005	September 30, 2005	$0.810	$6,382
     On January 9, 2006, the Partnership declared a cash distribution of $0.83 per unit on its outstanding limited partner units, representing the cash distribution for the quarter ended December 31, 2005. The $14.1 million distribution, including $3.6 million to the general partner, was paid on February 14, 2006 to unitholders of record at the close of business on February 7, 2006.

ATLAS PIPELINE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     At December 31, 2004, the general partner held 1,641,026 subordinated limited partner units in the Partnership. In January 2005, these subordinated units were converted to common units as the Partnership met the tests under the terms of the partnership agreement. While the general partner’s rights as the holder of the subordinated units are no longer subordinated to the rights of the Partnership’s common unitholders, these units have not yet been registered with the Securities and Exchange Commission and, therefore, their resale in the public market is subject to restrictions under the Securities Act.
NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
     The following is a summary of property, plant and equipment (in thousands):

			Estimated
	December 31,		Useful Lives
	2005	2004	in Years
Pipelines, processing and compression facilities	$443,729	$168,932	15 – 40
Rights of way	19,252	14,128	20 – 40
Buildings	3,350	3,215	40
Furniture and equipment	1,525	517	3 – 7
Other	889	307	3 – 10

	468,745	187,099
Less – accumulated depreciation	(23,679)	(11,840)

	$445,066	$175,259

     The Partnership completed the acquisitions of ETC Oklahoma Pipeline, Ltd. for approximately $196.0 million in April 2005 and a 75% interest in NOARK for approximately $179.8 million in October 2005 (see Note 7). Due to their recent dates of acquisition, the purchase price allocations are based upon estimated values determined by the Partnership, which are subject to adjustment and could change significantly as it continues to evaluate these allocations. At December 31, 2005, the portion of the purchase price allocated to property, plant and equipment for NOARK was included within pipelines, processing and compression facilities.
NOTE 6 – OTHER ASSETS
     The following is a summary of other assets (in thousands):

	December 31,
	2005	2004
Deferred finance costs, net of accumulated amortization of $1,636 and $506 at December 31, 2005 and 2004, respectively	$15,034	$3,316
Security deposits	1,599	1,356
Other	68	—

	$16,701	$4,672

     Deferred finance costs are recorded at cost and amortized over the term of the respective debt agreement (see Note 9). In June 2005, the Partnership charged operations $1.0 million for accelerated amortization of deferred financing costs associated with the retirement of the term portion of its credit facility.

ATLAS PIPELINE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 – ACQUISITIONS
NOARK
     In October 2005, the Partnership acquired from Enogex, Inc., a wholly-owned subsidiary of OGE Energy Corp. (NYSE: OGE), all of the outstanding equity of Atlas Arkansas Pipeline, LLC, which owns a 75% interest in NOARK. NOARK’s assets included a Federal Energy Regulatory Commission (“FERC”)-regulated interstate pipeline and an unregulated natural gas gathering system. The remaining 25% interest in NOARK is owned by Southwestern, a wholly-owned subsidiary of Southwestern Energy Company (NYSE: SWN). Total consideration of $179.8 million, including $16.8 million for working capital adjustments and other related transaction costs, was funded through borrowings under the Partnership’s credit facility. The acquisition was accounted for using the purchase method of accounting under Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). The following table presents the preliminary purchase price allocation, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values at the date of acquisition (in thousands):

Cash and cash equivalents	$16,215
Accounts receivable	11,091
Prepaid expenses	497
Property, plant and equipment	126,238
Other assets	1,515
Intangible assets – customer contracts	11,600
Intangible assets – customer relationships	15,700
Goodwill	49,088

Total assets acquired	231,944

Accounts payable and accrued liabilities	(12,514)
Total debt	(39,600)

Total liabilities assumed	(52,114)

Net assets acquired	179,830

Less: Cash and cash equivalents acquired	(16,215)

Net cash paid for acquisition	$163,615

     Due to its recent date of acquisition, the purchase price allocation for NOARK is based upon preliminary data that is subject to adjustment and could change significantly as the Partnership continues to evaluate this allocation. The Partnership recognized goodwill in connection with this acquisition as a result of NOARK’s significant cash flow and its strategic industry and geographic position. The results of NOARK’s operations are included within the Partnership’s consolidated financial statements from its date of acquisition.
Elk City
     In April 2005, the Partnership acquired all of the outstanding equity interests in ETC Oklahoma Pipeline, Ltd. (“Elk City”), a Texas limited partnership, for $196.0 million, including related transaction costs. Elk City’s principal assets included approximately 300 miles of natural gas pipelines located in the Anadarko Basin in western Oklahoma, a natural gas processing facility in Elk City, Oklahoma and a gas treatment facility in Prentiss, Oklahoma. The acquisition was accounted for using the purchase method of accounting under SFAS No. 141. The following table presents the preliminary purchase price allocation, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values at the date of acquisition (in thousands):

ATLAS PIPELINE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable	$5,587
Other assets	497
Property, plant and equipment	104,106
Intangible assets – customer contracts	12,390
Intangible assets – customer relationships	17,260
Goodwill	61,136

Total assets acquired	200,976

Accounts payable and accrued liabilities	(4,970)

Net assets acquired	$196,006

     Due to its recent date of acquisition, the purchase price allocation for Elk City is based upon preliminary data that is subject to adjustment and could change significantly as the Partnership continues to evaluate this allocation. The Partnership recognized goodwill in connection with this acquisition as a result of Elk City’s significant cash flow and its strategic industry position. Elk City’s results of operations are included within the Partnership’s consolidated financial statements from its date of acquisition.
Spectrum
     In July 2004, the Partnership acquired Spectrum Field Services, Inc. (“Spectrum” or “Velma”), for approximately $141.6 million, including transaction costs and the payment of taxes due as a result of the transaction. Spectrum’s principal assets included 1,900 miles of natural gas pipelines and a natural gas processing facility in Velma, Oklahoma. The acquisition was accounted for using the purchase method of accounting under SFAS No. 141. The following table presents the purchase price allocation, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values at the date of acquisition (in thousands):

Cash and cash equivalents	$803
Accounts receivable	18,505
Prepaid expenses	649
Property, plant and equipment	139,464
Other long-term assets	1,054

Total assets acquired	160,475

Accounts payable and accrued liabilities	(17,153)
Hedging liabilities	(1,519)
Long-term debt	(164)

Total liabilities assumed	(18,836)

Net assets acquired	141,639

Less: Cash and cash equivalents acquired	(803)

Net cash paid for acquisition	$140,836

     The results of Spectrum’s operations are included within the Partnership’s consolidated financial statements from its date of acquisition. In connection with financing the acquisition of Spectrum, the Partnership issued preferred units to Resource America, Inc., an affiliate of Atlas America at the date of the transaction, and Atlas America for $20.0 million. These preferred units were subsequently redeemed for $20.4 million, including a $0.4 million premium, with the net proceeds from the Partnership’s July 2004 equity offering (see Note 3).

ATLAS PIPELINE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following data presents pro forma revenue and net income for the Partnership as if the acquisitions discussed above, the equity offerings in April 2004, July 2004, June 2005 and November 2005 (see Note 3) and the issuance of $250.0 million of 8.125% senior notes (see Note 9), the net proceeds of which were principally utilized to repay debt borrowed to finance the acquisitions, had occurred on January 1, 2004. The Partnership has prepared these unaudited pro forma financial results for comparative purposes only. These pro forma financial results may not be indicative of the results that would have occurred if the Partnership had completed these acquisitions at the beginning of the periods shown below or the results that will be attained in the future (in thousands, except per unit data):

	Years Ended December 31,
	2005	2004
Total revenue and other income	$469,867	$372,113
Net income attributable to partners	$19,029	$11,656
Net income attributable to limited partners per limited partner unit:
Basic	$0.78	$0.70
Diluted	$0.77	$0.69
NOTE 8 — DERIVATIVE INSTRUMENTS
     The Partnership enters into certain financial swap and option instruments that are classified as cash flow hedges in accordance with SFAS No. 133 to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. The swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, NGLs and condensate is sold. Under these swap agreements, the Partnership receives a fixed price and remits a floating price based on certain indices for the relevant contract period.
     The Partnership formally documents all relationships between hedging instruments and the items being hedged, including its risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. The Partnership assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are effective in offsetting changes in the forecasted cash flow of hedged items. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of correlation between the hedging instrument and the underlying commodity, the Partnership will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which is determined by the Partnership through the utilization of market data, will be recognized immediately within its consolidated statements of income.
     Derivatives are recorded on the Partnership’s consolidated balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, the Partnership recognizes the effective portion of changes in fair value in partners’ capital as accumulated other comprehensive loss and reclassifies them to natural gas and liquids revenue within the consolidated statements of income as the underlying transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, the Partnership recognizes changes in fair value within its consolidated statements of income as they occur. At December 31, 2005 and 2004, the Partnership reflected net hedging liabilities on its consolidated balance sheets of $30.4 million and $2.6 million, respectively. Of the $30.1 million of net loss in accumulated other comprehensive loss at December 31, 2005, if the fair value of the instruments remain at current market values, the Partnership will reclassify $12.2 million of losses to its consolidated statements of income over the next twelve month period as these contracts expire, and $17.9 million will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within

ATLAS PIPELINE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
natural gas and liquids revenue in the Partnership’s consolidated statements of income while the hedge contracts are open and may increase or decrease until settlement of the contract. The Partnership recognized losses of $11.1 million and $2,000 for the years ended December 31, 2005 and 2004, respectively, within its consolidated statements of income related to the settlement of qualifying hedge instruments. The Partnership also recognized a gain of $1.6 million and a loss of $0.3 million for the years ended December 31, 2005 and 2004, respectively, within its consolidated statements of income related to the change in market value of non-qualifying or ineffective hedges.
     A portion of the Partnership’s future natural gas sales is periodically hedged through the use of swaps and collar contracts. Realized gains and losses on the derivative instruments that are classified as effective hedges are reflected in the contract month being hedged as an adjustment to revenue.
     As of December 31, 2005, the Partnership had the following NGLs, natural gas, and crude oil volumes hedged:
     Natural Gas Liquids Fixed – Price Swaps

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(1)
Ended December 31,	(gallons)	(per gallon)	(in thousands)
2006	40,068,000	$0.683	$(12,119)
2007	36,036,000	0.717	(9,157)
2008	33,012,000	0.697	(7,365)

			$(28,641)

     Natural Gas Fixed – Price Swaps

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(3)
Ended December 31,	(MMBTU)(2)	(per MMBTU)	(in thousands)
2006	3,192,500	$7.186	$(110)
2007	1,080,000	7.255	(3,242)
2008	240,000	7.270	(605)

			$(3,957)

     Natural Gas Basis Swaps

Production		Average	Fair Value
Period	Volumes	Fixed Price	Asset(3)
Ended December 31,	(MMBTU)(2)	(per MMBTU)	(in thousands)
2006	3,527,500	$(0.521)	$(473)
2007	1,080,000	(0.535)	3,580
2008	240,000	(0.555)	808

			$3,915

ATLAS PIPELINE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Crude Oil Fixed – Price Swaps

Production		Average	Fair Value
Period	Volumes	Strike Price	Liability(3)
Ended December 31,	(barrels)	(per barrel)	(in thousands)
2006	77,600	$51.545	$(881)
2007	80,400	56.069	(643)
2008	62,400	59.267	(223)

			$(1,747)

Total net liability			$(30,430)

(1)	Fair value based upon management estimates, including forecasted forward NGL prices as a function of forward NYMEX natural gas and light crude prices.

(2)	MMBTU represents million British Thermal Units.

(3)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.
NOTE 9 — DEBT
     Total debt consists of the following (in thousands):

	December 31,
	2005	2004
Credit Facility:
Revolving credit facility	$9,500	$10,000
Term loan	—	44,250
Senior Notes	250,000	—
NOARK Notes	39,000	—
Other debt	125	202

	298,625	54,452
Less current maturities	(1,263)	(2,303)

	$297,362	$52,149

Credit Facility
     The Partnership has a $225.0 million credit facility with a syndicate of banks which matures in April 2010. The credit facility bears interest, at the Partnership’s option, at either (i) adjusted LIBOR plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). The weighted average interest rate on the $9.5 million of outstanding credit facility borrowings at December 31, 2005 was 7.1%. Up to $50.0 million of the credit facility may be utilized for letters of credit, of which $11.1 million was outstanding at December 31, 2005. These outstanding letter of credit amounts were not reflected as borrowings on the Partnership’s consolidated balance sheet. Borrowings under the credit facility are secured by a lien on and security interest in all of the Partnership’s property and that of its wholly-owned subsidiaries, and by the guaranty of each of its wholly-owned subsidiaries (see Note 17 for information regarding non-guarantor subsidiaries). The credit facility contains customary covenants, including restrictions on the Partnership’s ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to its unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries.

ATLAS PIPELINE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The events which constitute an event of default are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreements, adverse judgments against the Partnership in excess of a specified amount, and a change of control of the Partnership’s general partner.
     The credit facility requires the Partnership to maintain a ratio of senior secured debt (as defined in the credit facility) to EBITDA (as defined in the credit facility) of not more than 6.0 to 1.0, reducing to 5.75 to 1.0 on March 31, 2006, 4.5 to 1.0 on June 30, 2006, and 4.0 to 1.0 on September 30, 2006; a funded debt (as defined in the credit facility) to EBITDA ratio of not more than 6.0 to 1.0, reducing to 5.75 to 1.0 on March 31, 2006 and to 4.5 to 1.0 on June 30, 2006; and an interest coverage ratio (as defined in the credit facility) of not less than 2.5 to 1.0, increasing to 3.0 to 1.0 on March 31, 2006. The credit facility defines EBITDA to include pro forma adjustments, acceptable to the administrator of the facility, following material acquisitions. As of December 31, 2005, the Partnership’s ratio of senior secured debt to EBITDA was 0.3 to 1.0, its funded debt ratio was 3.9 to 1.0 and its interest coverage ratio was 4.9 to 1.0.
     The Partnership is unable to borrow under the credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to the partnership agreement.
Senior Notes
     In December 2005, the Partnership and its subsidiary, Atlas Pipeline Finance Corp., issued $250.0 million of 10-year, 8.125% senior unsecured notes (“Senior Notes”) in a private placement transaction pursuant to Rule 144A and Regulation S under the Securities Act of 1933 for net proceeds of $243.1 million, after underwriting commissions and other transaction costs. Interest on the Senior Notes is payable semi-annually in arrears on June 15 and December 15, commencing on June 15, 2006. The Senior Notes are redeemable at any time on or after December 15, 2010 at certain redemption prices, together with accrued unpaid interest to the date of redemption. The Senior Notes are also redeemable at any time prior to December 15, 2010 at a make-whole redemption price. In addition, prior to December 15, 2008, the Partnership may redeem up to 35% of the aggregate principal amount of the Senior Notes with the proceeds of certain equity offerings at a stated redemption price. The Senior Notes are also subject to repurchase by the Partnership at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales with which the net proceeds are not reinvested into the Partnership within 360 days. The Senior Notes are junior in right of payment to the Partnership’s secured debt, including the Partnership’s obligations under the credit facility.
     The indenture governing the Senior Notes contains covenants, including limitations of the Partnership’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. The Partnership is in compliance with these covenants as of December 31, 2005.
     In connection with a Senior Notes registration rights agreements entered into by the Partnership, the Partnership agreed to (a) file an exchange offer registration statement with the Securities and Exchange Commission for the Senior Notes by April 19, 2006, (b) cause the exchange offer registration statement to be declared effective by the Securities and Exchange Commission by July 18, 2006, and (c) cause the exchange offer to be consummated by August 17, 2006. If the Partnership does not meet the aforementioned deadlines, the Senior Notes will be subject to additional interest, up to 1% per annum, until such time that the deadlines have been met.

ATLAS PIPELINE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOARK Notes
     Upon the acquisition of the 75% interest in NOARK in October 2005, NOARK’s subsidiary, NOARK Pipeline Finance, L.L.C., had $66.0 million in principal amount outstanding of 7.15% notes due in 2018. The notes are governed by an indenture dated June 1, 1998 for which UMB Bank, N.A. serves as trustee. Interest on the notes is payable semi-annually, in cash, in arrears on June 1 and December 1 of each year. Liability under the notes was allocated severally 40% to Atlas Arkansas Pipeline LLC, the Partnership’s wholly-owned subsidiary, as successor to Enogex, and 60% to Southwestern, and the parties are several guarantors for their respective allocations. The notes are subject to a semi-annual redemption in installments at a redemption price of 100% of the principal, plus accrued and unpaid interest. Additionally, at the option of either Enogex or Southwestern, notes in an aggregate principal amount guaranteed by either company as of a particular payment date may be redeemed at such notes’ redemption price plus a make-whole premium and unpaid interest accrued to that date by giving the trustee at least 60 days notice. As part of the Partnership’s acquisition of the 75% interest in NOARK, Enogex agreed to redeem its 40% portion of the notes as promptly as practicable after the closing, and at closing it deposited cash sufficient to redeem the notes into an escrow account. The redemption of $26.4 million of the notes was completed on December 5, 2005. At December 31, 2005, $39.0 million of notes remain outstanding and are presented on the Partnership’s consolidated balance sheet, for which Southwestern remains liable. Subsequent to the redemption of a portion of the notes upon acquisition, the remaining notes are subject to semi-annual redemption in installments of $0.6 million each. Under the partnership agreement, payments on the notes will be made from amounts otherwise distributable to Southwestern and, if those amounts are insufficient, Southwestern is required to make a capital contribution to NOARK. NOARK distributes available cash to the partners in accordance with their ownership interests after deduction of their respective portion of amounts payable on the notes.
     The aggregate amount of the Partnership’s debt maturities is as follows (in thousands):

Years Ended December 31:
2006	$1,263
2007	1,262
2008	1,200
2009	1,200
2010	10,700
Thereafter	283,000
$298,625

     Cash payments for interest related to debt were $9.2 million, $2.1 million, and $0.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
     The Partnership has noncancelable operating leases for equipment and office space. Total rental expense for the years ended December 31, 2005, 2004 and 2003 was $2.0 million, $0.8 million, and $1.0 million, respectively. The aggregate amount of remaining future minimum annual lease payments as of December 31, 2005 is as follows (in thousands):

Years Ended December 31:
2006	$1,769
2007	853
2008	826
2009	373
2010	7
Thereafter	—
$3,828

ATLAS PIPELINE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Partnership is a party to various routine legal proceedings arising out of the ordinary course of its business. Management of the Partnership believes that the ultimate resolution of these actions, individually or in the aggregate, will not have a material adverse effect on its financial condition or results of operations.
     On March 9, 2004, the Oklahoma Tax Commission (“OTC”) filed a petition against Spectrum alleging that Spectrum, prior to its acquisition by the Partnership, underpaid gross production taxes beginning in June 2000. The OTC is seeking a settlement of $5.0 million plus interest and penalties. The Partnership plans on defending itself vigorously. In addition, under the terms of the Spectrum purchase agreement, $14.0 million has been placed in escrow to cover the costs of any adverse settlement resulting from the petition and other indemnification obligations of the purchase agreement.
     As of December 31, 2005, the Partnership is committed to expend approximately $19.7 million on pipeline extensions, compressor station upgrades and processing facility upgrades, including $10.8 million related to the Sweetwater gas plant, a new cryogenic gas processing plant the Partnership is constructing in Beckham County, Oklahoma. The Partnership expects the plant to be completed in third quarter of 2006.
NOTE 11 – FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK
     The estimated fair value of financial instruments has been determined based upon the Partnership’s assessment of available market information and valuation methodologies. However, these estimates may not necessarily be indicative of the amounts that the Partnership could realize upon the sale or refinancing of such financial instruments.
     The Partnership’s current assets and liabilities on the consolidated balance sheets are financial instruments. The estimated fair values of these instruments approximates their carrying amounts due to their short-term nature. The estimated fair value of the Partnership’s long-term debt at December 31, 2005 and 2004, which consists principally of the Senior Notes, the NOARK Notes, and borrowings under the credit facility, was $295.3 million and $52.1 million, respectively, compared with the carrying amount of $297.4 million and $52.1 million, respectively. The Senior Notes and the NOARK notes were valued based upon available market data for similar issues. The carrying value of outstanding borrowings under the credit facility, which bear interest at a variable interest rate, approximates their estimated fair value.
     The Partnership sells natural gas and NGLs under contract to various purchasers in the normal course of business. For the year ended December 31, 2005, the Mid-Continent segment had three customers that accounted for approximately 59% of the Partnership’s consolidated total revenues, and two customers that accounted for approximately 59% of the Partnership’s consolidated total revenues for the year ended December 31, 2004. Additionally, the Mid-Continent segment had two customers that accounted for 47% and 70% of the Partnership’s consolidated accounts receivable at December 31, 2005 and 2004, respectively. Substantially all of the Appalachian segment’s revenues are derived from a master gas gathering agreement with Atlas America.
     The Partnership places its temporary cash investments in high quality short-term money market instruments and deposits with high quality financial institutions. At December 31, 2005, the Partnership and its subsidiaries had $34.4 million in deposits at banks, of which $33.8 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

ATLAS PIPELINE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 — STOCK COMPENSATION
Long-Term Incentive Plan
     The Partnership has a Long-Term Incentive Plan (“LTIP”), in which officers, employees and non-employee managing board members of the General Partner and employees of the General Partner’s affiliates and consultants are eligible to participate. The Plan is administered by a committee (the “Committee”) appointed by the General Partner’s managing board. The Committee may make awards of either phantom units or unit options for an aggregate of 435,000 common units. Only phantom units have been granted under the LTIP through December 31, 2005.
     A phantom unit entitles a grantee to receive a common unit upon vesting of the phantom unit or, at the discretion of the Committee, cash equivalent to the fair market value of a common unit. In addition, the Committee may grant a participant a distribution equivalent right (“DER”), which is the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions the Partnership makes on a common unit during the period the phantom unit is outstanding. A unit option entitles the grantee to purchase the Partnership’s common limited partner units at an exercise price determined by the Committee at its discretion. The Committee also has discretion to determine how the exercise price may be paid by the participant. Except for phantom units awarded to non-employee managing board members of the General Partner, the Committee will determine the vesting period for phantom units and the exercise period for options. Through December 31, 2005, phantom units granted under the LTIP generally had vesting periods of four years. The vesting period may also include the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by the Committee. Phantom units awarded to non-employee managing board members will vest over a four year period. Awards will automatically vest upon a change of control, as defined in the LTIP. Of the units outstanding under the LTIP at December 31, 2005, 31,123 units will vest within the following twelve months.
     The Partnership has adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” as revised (“SFAS No. 123(R)”), as of December 31, 2005. Generally, the approach to accounting in Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Prior to the adoption of SFAS No. 123(R), the Partnership followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its interpretations (“APB No. 25”), which SFAS No. 123(R) superseded. APB No. 25 allowed for valuation of share-based payments to employees at their intrinsic values. Under this methodology, the Partnership recognized compensation expense for phantom units granted only if the current market price of the underlying units exceeded the exercise price. Since the inception of the LTIP, the Partnership has only granted phantom units with no exercise price and, as such, recognized compensation expense based upon the market price of the Partnership’s limited partner units at the date of grant. Since the Partnership has historically recognized compensation expense for its share-based payments at their fair values, the adoption of SFAS No. 123(R) did not have a material impact on its consolidated financial statements.

ATLAS PIPELINE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table sets forth the LTIP phantom unit activity for the periods indicated:

	Years Ended December 31,
	2005	2004	2003
Outstanding, beginning of period	58,329	—	—
Granted(1)	67,399	59,175	—
Matured	(14,581)	—	—
Forfeited	(1,019)	(846)	—

Outstanding, end of period	110,128	58,329	—

Non-cash compensation expense recognized (in thousands)	$2,201	$700	$—

(1)	The weighted average price for phantom unit awards on the date of grant was $48.59 and $37.15 for awards granted for the years ended December 31, 2005 and 2004, respectively. There were no units awarded for the year ended December 31, 2003.
     At December 31, 2005, the Partnership had approximately $2.5 million of unrecognized compensation expense related to unvested phantom units outstanding under the LTIP based upon current market values of the awards and management estimates in regard to performance factor adjustments.
Incentive Compensation Agreements
     In connection with the acquisition of Spectrum in July 2004, the Partnership entered into incentive compensation agreements which granted awards to certain key employees retained from the former entity. These individuals are entitled to receive common units of the Partnership upon the vesting of the awards, which is dependent upon the achievement of certain predetermined performance targets. These performance targets include the accomplishment of specific financial goals for Spectrum through September 30, 2007 and the financial performance of previous and future consummated acquisitions, including Elk City and NOARK, through December 31, 2008. The awards associated with the performance targets of Spectrum will vest through September 30, 2007, and awards associated with performance targets of other acquisitions will vest through December 31, 2008.
     For the year ended December 31, 2005, the Partnership recognized compensation expense of $2.5 million related to the vesting of awards under these incentive compensation agreements, based upon a $34.00 grant date value and 209,960 common unit awards expected to be issued as of December 31, 2005, which is based upon management’s estimate of the probable outcome of the performance targets at that date. No expense was recognized for these awards for the year ended December 31, 2004 as management determined that the achievement of these performance targets was not probable at that time. At December 31, 2005, the Partnership had approximately $5.9 million of unrecognized compensation expense related to the unvested portion of these awards based upon management’s estimate of performance target achievement. The Partnership follows SFAS No. 123(R) and recognized compensation expense related to these awards based upon the fair value method.

ATLAS PIPELINE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 – RELATED PARTY TRANSACTIONS
     On June 30, 2005, Resource America, Inc. (“RAI”) distributed its 10.7 million shares of Atlas America to its shareholders. In connection with this distribution of Atlas America common stock to its shareholders, RAI and Atlas America entered into various agreements, including shared services and a tax matters agreement, which govern the ongoing relationship between the two companies. The Partnership is dependent upon the resources and services provided by Atlas America, and through these agreements, RAI and its affiliates. Accounts receivable/payable — affiliates represents the net balance due from/to Atlas America for natural gas transported through the gathering systems, net of reimbursements for Partnership costs and expenses paid by Atlas America. Substantially all Partnership revenue in Appalachia is from Atlas America.
     The Partnership does not directly employ any persons to manage or operate its business. These functions are provided by the General Partner and employees of Atlas America. The General Partner does not receive a management fee in connection with its management of the Partnership apart from its interest as general partner and its right to receive incentive distributions. The Partnership reimburses the General Partner and its affiliates for compensation and benefits related to their executive officers, based upon an estimate of the time spent by such persons on activities for the Partnership. Other indirect costs, such as rent for offices, are allocated to the Partnership by Atlas America based on the number of its employees who devote substantially all of their time to activities on the Partnership’s behalf. The Partnership reimburses Atlas America at cost for direct costs incurred by them on its behalf.
     The partnership agreement provides that the General Partner will determine the costs and expenses that are allocable to the Partnership in any reasonable manner determined by the General Partner at its sole discretion. The Partnership reimbursed the General Partner and its affiliates $1.8 million, $1.1 million and $0.8 million for the years ended December 31, 2005, 2004 and 2003, respectively, for compensation and benefits related to their executive officers. For the years ended December 31, 2005, 2004 and 2003, direct reimbursements were $24.8 million, $13.4 million and $10.9 million, respectively, including certain costs that have been capitalized by the Partnership. The General Partner believes that the method utilized in allocating costs to the Partnership is reasonable.
     Under an agreement between the Partnership and Atlas America, Atlas America must construct up to 2,500 feet of sales lines from its existing wells in the Appalachian region to a point of connection to the Partnership’s gathering systems. The Partnership must, at its own cost, extend its system to connect to any such lines within 1,000 feet of its gathering systems. With respect to wells to be drilled by Atlas America that will be more than 3,500 feet from the Partnership’s gathering systems, the Partnership has various options to connect those wells to its gathering systems at its own cost.
NOTE 14 – SETTLEMENT OF TERMINATED ALASKA PIPELINE ARBITRATION
     In September 2003, the Partnership entered into an agreement with SEMCO Energy, Inc. (“SEMCO”) to purchase all of the stock of Alaska Pipeline. In order to complete the acquisition, the Partnership needed the approval of the Regulatory Commission of Alaska. The Regulatory Commission initially approved the transaction, but on June 4, 2004, it vacated its order of approval based upon a motion for clarification or reconsideration filed by SEMCO. On July 1, 2004, SEMCO sent the Partnership a notice purporting to terminate the transaction. The Partnership pursued its remedies under the acquisition agreement. In connection with the acquisition, subsequent termination and legal action, the Partnership incurred costs of approximately $4.0 million. On December 30, 2004, the Partnership entered into a settlement agreement with SEMCO settling all issues and matters related to SEMCO’s termination of the sale of Alaska Pipeline to the Partnership and SEMCO paid the Partnership $5.5 million. The Partnership recognized a gain of $1.5 million on this settlement which is shown as gain on arbitration settlement, net, on its consolidated statements of income.
NOTE 15 – OPERATING SEGMENT INFORMATION
     The Partnership has two business segments: natural gas gathering and transmission located in the Appalachian Basin area (“Appalachia”) of eastern Ohio, western New York and western Pennsylvania, and transmission, gathering and processing located in the Mid-Continent area (“Mid-Continent”) of primarily southern Oklahoma, northern Texas and Arkansas. Appalachia revenues are principally based on contractual arrangements with Atlas and its affiliates. Mid-Continent revenues are primarily derived from the sale of residue gas and NGLs and transport of natural gas. These operating segments reflect the way the Partnership manages its operations.

ATLAS PIPELINE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following summarizes the Partnership’s operating segment data for the periods indicated (in thousands):

	Years Ended December 31,
	2005	2004	2003
Mid-Continent:
Revenues
Natural gas and liquids	$340,297	$72,109	$—
Transportation and compression	5,880	—	—
Interest income and other	513	60	—

Total revenues and other income	346,690	72,169	—

Costs and expenses
Natural gas and liquids	288,180	58,707	—
Plant operating	10,557	2,032	—
Transportation and compression	952	—	—
General and administrative	7,375	1,088	—
Minority interest in NOARK	1,083	—	—
Depreciation and amortization	11,307	2,408	—

Total costs and expenses	319,454	64,235	—

Segment profit	$27,236	$7,934	$—

Appalachia:
Revenues
Transportation and compression — affiliates	$24,346	$18,724	$15,563
Transportation and compression — third parties	83	76	88
Interest income and other	381	322	98

Total revenues and other income	24,810	19,122	15,749

Costs and expenses
Transportation and compression	3,101	2,260	2,421
General and administrative	3,117	1,777	831
Depreciation and amortization	2,647	2,063	1,770

Total costs and expenses	8,865	6,100	5,022

Segment profit	$15,945	$13,022	$10,727

Reconciliation of segment profit to net income:
Segment profit
Mid-Continent	$27,236	$7,934	$—
Appalachia	15,945	13,022	10,727

Total segment profit	43,181	20,956	10,727
General and administrative expenses	(3,116)	(1,778)	(830)
Interest expense	(14,175)	(2,301)	(258)
Gain (loss) on arbitration settlement, net	(138)	1,457	—

Net income	$25,752	$18,334	$9,639

Capital Expenditures:
Mid-Continent	$35,263	$3,858	$—
Appalachia	17,235	6,185	7,635

	$52,498	$10,043	$7,635

ATLAS PIPELINE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2005	2004
Balance sheet
Total assets:
Mid-Continent	$668,782	$157,675
Appalachia	43,428	39,400
Corporate other	30,516	19,710

	$742,726	$216,785

Goodwill:
Mid-Continent	$109,141	$—
Appalachia	2,305	2,305

	$111,446	$2,305

     The following tables summarize the Partnership’s total revenues by product or service for the periods indicated (in thousands):

	Years Ended December 31,
	2005	2004	2003
Natural gas and liquids:
Natural gas	$200,597	$38,908	$—
NGLs	126,498	31,631	—
Condensate	5,417	589	—
Other (1)	7,785	981	—

Total	$340,297	$72,109	$—

Transportation and Compression:
Affiliates	$24,346	$18,724	$15,563
Third parties	5,963	76	88

Total	$30,309	$18,800	$15,651

(1)	Includes treatment, processing, and other revenue associated with the products noted.
NOTE 16 — QUARTERLY FINANCIAL DATA (Unaudited)

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per unit data)
Year ended December 31, 2005:
Revenue and other income	$136,379	$102,645	$85,199	$47,277
Costs and expenses	125,520	95,591	81,610	43,027
Net income attributable to partners	10,859	7,054	3,589	4,250
Basic net income per limited partner unit	0.70	0.48	0.20	0.39
Diluted net income per limited partner unit	0.69	0.48	0.20	0.39

ATLAS PIPELINE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per unit data)
Year ended December 31, 2004:
Revenue and other income	$47,617	$34,879	$4,549	$4,246
Costs and expenses	36,507	32,904	1,777	1,769
Net income attributable to partners	11,110	1,575	2,772	2,477
Basic net income per limited partner unit	1.35	0.09	0.47	0.49
Diluted net income per limited partner unit	1.35	0.09	0.47	0.49
NOTE 17 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     The Partnership’s credit facility is fully and unconditionally guaranteed by its wholly-owned subsidiaries. The guarantees are full, unconditional, joint and several. The Partnership’s consolidated financial statements for the year ended December 31, 2005 include the financial statements of NOARK, an entity within which the Partnership acquired a 75% operating interest in October 2005 (see Note 7). Under the terms of the credit facility, NOARK is a non-guarantor subsidiary as it is not wholly-owned by the Partnership. The following supplemental condensed consolidating financial information reflects the Partnership’s stand-alone accounts, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiary, the consolidating adjustments and eliminations and the Partnership’s consolidated accounts as of and for the year ended December 31, 2005. For the purpose of the following financial information, the Partnership’s investments in its subsidiaries and the guarantor subsidiaries investments in their subsidiaries are presented in accordance with the equity method of accounting (in thousands):
     Balance Sheet

	December 31, 2005
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Assets
Cash and cash equivalents	$1,306	$16,726	$16,205	$—	$34,237
Accounts receivable — affiliates	157,923	—	1,073	(154,347)	4,649
Other current assets	—	59,941	11,429	—	71,370

Total current assets	159,229	76,667	28,707	(154,347)	110,256

Property, plant and equipment, net	—	319,081	125,985	—	445,066
Equity investments	417,040	685,748	—	(1,102,788)	—
Intangible assets, net	—	27,942	26,927	—	54,869
Goodwill	—	63,441	48,005	—	111,446
Other assets	13,622	5,986	3,699	(2,218)	21,089

	$589,891	$1,178,865	$233,323	$(1,259,353)	$742,726

Liabilities and Partners’ Capital
Accounts payable — affiliates	$—	$154,347	$—	$(154,347)	$—
Other current liabilities	881	83,713	8,850	—	93,444

Total current liabilities	881	238,060	8,850	(154,347)	93,444

Long-term hedge liability	—	22,410	—	—	22,410
Long-term debt	259,500	62	37,800	—	297,362
Partners’ capital	329,510	918,333	186,673	(1,105,006)	329,510

	$589,891	$1,178,865	$233,323	$(1,259,353)	$742,726

ATLAS PIPELINE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Statement of Income

	Year Ended December 31, 2005
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Total revenue and other income	$—	$350,957	$20,543	$—	$371,500

Costs and expenses:
Natural gas and liquids	—	275,649	12,531	—	288,180
Plant operating	—	10,557	—	—	10,557
Transportation and compression	—	3,101	952	—	4,053
General and administrative	19	13,559	30	—	13,608
Depreciation and amortization	—	12,976	978	—	13,954
Interest	13,413	35	727	—	14,175
Equity income	(39,154)	(4,614)	—	43,768	—
Other	(30)	168	1,083	—	1,221

Total costs and expenses	(25,752)	311,431	16,301	43,768	345,748

Net income	$25,752	$39,526	$4,242	$(43,768)	$25,752

Statement of Cash Flows

	Year Ended December 31, 2005
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Cashflows from operating activities:
Net income attributable to partners	$25,752	$39,526	$4,242	$(43,768)	$25,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	12,976	978	—	13,954
Non-cash compensation expense	—	4,672	—	—	4,672
Amortization of deferred financing costs	2,121	—	19	—	2,140
Other	—	(954)	1,083	—	129
Changes in assets and liabilities net of effects of acquisitions	(157,374)	(44,343)	(5,778)	211,765	4,270

Net cash provided by operating activities	(129,501)	11,877	544	167,997	50,917

Cashflows from investing activities:
Net cash paid for acquisitions	—	(195,216)	(163,615)	—	(358,831)
Capital expenditures	—	(52,150)	(348)	—	(52,498)
Equity investments	(243,622)	—	—	243,622	—
Other	—	314	11	—	325

Net cash provided by investing activities	(243,622)	(247,052)	(163,952)	243,622	(411,004)

ATLAS PIPELINE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Statement of Cash Flows

	Year Ended December 31, 2005
		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Cashflows from financing activities:
Net proceeds from debt issuance	243,102	—	—	—	243,102
Borrowings under credit facility	463,500	—	—	—	463,500
Repayments under credit facility	(508,250)	—	—	—	(508,250)
Distributions paid to partners	(33,140)	—	—	—	(33,140)
General partner capital contribution	2,326	2,358	—	—	4,684
Net proceeds from issuance of limited partner units	212,700	—	—	—	212,700
Capital contribution contribution	—	231,474	180,213	(411,687)	—
Other	(5,809)	(77)	(600)	—	(6,486)

Net cash provided by financing activities	374,429	233,755	179,613	(411,687)	376,110

Net increase (decrease) in cash and cash equivalents	1,306	(1,488)	16,205	—	16,023
Cash and cash equivalents, beginning of year	—	18,214	—	—	18,214

Cash and cash equivalents, end of year	$1,306	$16,726	$16,205	$—	$34,237

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A.	CONTROLS AND PROCEDURES
Management’s Report on Internal Control over Financial Reporting
     The management of our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our General Partner’s principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based upon criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (COSO framework).
     An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, effectiveness of an internal control system in future periods cannot be guaranteed because the design of any system of internal controls is based in part upon assumptions about the likelihood of future events. There can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time certain controls may become inadequate because of changes in business conditions, or the degree of compliance with policies and procedures may deteriorate. As such, misstatements due to error or fraud may occur and not be detected.
     In conducting management’s evaluation of the effectiveness of its internal control over financial reporting, management has excluded, due to their size and complexity, the operations of the Partnership’s newly acquired Elk City system, which was acquired in April 2005, and NOARK system, which was acquired in

October 2005, from its December 31, 2005 Sarbanes-Oxley 404 review. In connection with each of these acquisitions, the Partnership entered into 90 day transition services agreements with the former owners and, as a result, did not begin to perform substantially all accounting control functions for the Elk City system until July 2005 and for the NOARK system until early 2006. The Elk City system constituted 32% of the Partnership’s total assets as of December 31, 2005, and 34% of its total revenues and 28% of its net income for the year ended December 31, 2005. The NOARK system constituted 31% of the Partnership’s total assets as of December 31, 2005, and 5% of its total revenues and 17% of its net income for the year ended December 31, 2005 (see Note 7 to the consolidated financial statements which contains further discussion of these acquisitions and their impact on the Partnership’s consolidated financial statements). We believe that management had sufficient cause to exclude these acquisitions in its evaluation of the effectiveness of its internal control over financial reporting based on the size and complexity, and timing of the acquisition.
     Based on our evaluation under the COSO framework, management concluded that internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Atlas Pipeline Partners, L.P.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Atlas Pipeline Partners, L.P. (A Delaware Limited Partnership) and subsidiaries (“the Partnership”) maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Partnership’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
In conducting management’s evaluation of the effectiveness of its internal control over financial reporting, management has excluded, due to its size and complexity, the Partnership’s subsidiaries ETC Oklahoma Pipeline Ltd (“Elk City”) and Atlas Pipeline LLC (“NOARK”), which were recently acquired in April and October 2005 respectively. In connection with each of these acquisitions, the Partnership entered into 90 day transition services agreements with the former owners and, as a result did not begin to perform substantially all accounting control functions for the Elk City system until July 2005 and for the NOARK system until early 2006. The Elk City system constituted 32% of the Partnership’s total assets as of December 31, 2005, 34% of its total revenues and 28% of its net income for the year ended December 31, 2005. The NOARK system constituted 31% of the Partnership’s total assets as of December 31, 2005, 5% of total revenues and 17% of its net income for the year ended December 31, 2005. We believe that management had sufficient cause to exclude these acquisitions in its evaluation of the effectiveness of its internal control over financial reporting based on the size and complexity, and timing of the acquisitions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Partnership maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Partnership and its subsidiaries as of December 31, 2005 and 2004, and related consolidated statements of income, comprehensive income (loss), partners’ capital and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 3, 2006 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Cleveland, Ohio
March 3, 2006

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
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
     The managing board of our general partner has determined that Messrs. Curtis Clifford and Martin Rudolph and Dr. Gayle P.W. Jackson each satisfy the requirement for independence set out in Section 303A.02 of the rules of the New York Stock Exchange (the “NYSE”) and meet the definition of an independent member set forth in our Partnership Governance Guidelines. In making theses determinations, the managing board reviewed information from each of these non-management board members concerning all their respective relationships with us and analyzed the materiality of those relationships.
     As set forth in our Partnership Governance Guidelines and in accordance with NYSE listing standards, the non-management members of the managing board meet in executive session quarterly without management. The managing board member who presides at these meetings is rotated each meeting. The purpose of these executive sessions is to promote open and candid discussion among the non-management board members. Interested parties wishing to communicate directly with the non-management members may contact the chairman of the Audit Committee, Martin Rudolph, at 512 Township Line Road, 1 Valley Square, Suite 250, Blue Bell, Pennsylvania 19422.
     The independent board members comprise all of the members of both of the managing board’s committees: the conflicts committee and the audit committee. The conflicts committee has the authority to review specific matters as to which the managing board believes there may be a conflict of interest to determine if the resolution of the conflict proposed by our general partner is fair and reasonable to us. Any matters approved by the conflicts committee are conclusively judged to be fair and reasonable to us, approved by all our partners and not a breach by our general partner or its managing board of any duties they may owe us or the unitholders. The audit committee reviews the external financial reporting by our management, the audit by our independent public accountants, the procedures for internal auditing and the adequacy of our internal accounting controls. The managing board has determined that the members of the audit committee meet the independence standards for audit committee members set forth in the listing standards of the NYSE, including those set forth in Rule 10A-3(b)(1) of the Securities Exchange Act, and that Mr. Rudolph qualifies as an “audit committee financial expert” as that term is defined in applicable rules and regulations of the Securities Exchange Act.
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

Managing Board Members and Executive Officers of Our General Partner
     The following table sets forth information with respect to the executive officers and managing board members of our general partner:

			Year
			in which
Name	Age	Position with general partner	service began
Edward E. Cohen	67	Chairman of the Managing Board and Chief Executive Officer	1999
Jonathan Z. Cohen	35	Vice Chairman of the Managing Board	1999
Michael L. Staines	56	President, Chief Operating Officer and Managing Board Member	1999
Matthew A. Jones	44	Chief Financial Officer	2005
Tony C. Banks	51	Managing Board Member	1999
Curtis D. Clifford	63	Managing Board Member	2004
Gayle P.W. Jackson	59	Managing Board Member	2005
Martin Rudolph	59	Managing Board Member	2005
     Edward E. Cohen has been the Chairman of our managing board and Chief Executive Officer since our formation in 1999. Mr. Cohen also has been Chairman of the Board of Directors and Chief Executive Officer of Atlas America since its formation in 2000. Mr. Cohen has been Chairman of the Board of Directors of Resource America since 1990, and a director since 1988. Mr. Cohen served as Chief Executive Officer of Resource America from 1988 to 2004 and President of Resource America from 2000 to 2003. He is Chairman of the Board of Directors of Brandywine Construction & Management, Inc., a property management company, and a director of TRM Corporation, a publicly traded consumer services company. Mr. Cohen is the father of Jonathan Z. Cohen.
     Jonathan Z. Cohen has been the Vice Chairman of our managing board since our formation in 1999. Mr. Cohen has been the President of Resource America since 2003, Chief Executive Officer of Resource America since 2004 and a director since 2002. He was the Chief Operating Officer of Resource America from 2002 to 2004 and Executive Vice President of Resource America from 2001 until 2003. Before that, Mr. Cohen had been a Senior Vice President since 1999. Mr. Cohen has been Vice Chairman of Atlas America since its formation in 2000. Mr. Cohen has also served as Trustee and Secretary of RAIT Investment Trust, a publicly-traded real estate investment trust, since 1997, Vice Chairman of RAIT since 2003 and Chairman of the Board of Directors of The Richardson Company, a sales consulting company, since 1999. Mr. Cohen is a son of Edward E. Cohen.
     Michael L. Staines has been our President and Chief Operating Officer since 2000. Mr. Staines has been an Executive Vice President of Atlas America since its formation in 2000. Mr. Staines was Senior Vice President of Resource America from 1989 to 2004 and served as a director from 1989 through 2000 and Secretary from 1989 through 1998. Mr. Staines is a member of the Ohio Oil and Gas Association, the Independent Oil and Gas Association of New York and the Independent Petroleum Association of America.
     Matthew A. Jones has been our Chief Financial Officer and the Chief Financial Officer of Atlas America since March 2005. From 1996 to 2005, Mr. Jones worked in the Investment Banking Group at Friedman Billings Ramsey, concluding as Managing Director. Mr. Jones worked in Friedman Billings Ramsey’s Energy Investment Banking Group from 1999 to 2005, and in Friedman Billings Ramsey’s Specialty Finance and Real Estate Group from 1996 to 1999. Mr. Jones is a Chartered Financial Analyst.

     Tony C. Banks has been Vice President of Business Development for FirstEnergy Corporation, a public utility, since December 2005. Mr. Banks joined FirstEnergy Solutions, Inc., a subsidiary of FirstEnergy Corporation, in August 2004 as Director of Marketing and in August 2005 became Vice President of Sales & Marketing. Before joining FirstEnergy, Mr. Banks was a consultant to utilities, energy service companies and energy technology firms. From 2000 through 2002, Mr. Banks was President of RAI Ventures, Inc. and Chairman of the Board of Optiron Corporation, which was an energy technology subsidiary of Atlas America until 2002. In addition, Mr. Banks served as President of our general partner during 2000. He was Chief Executive Officer and President of Atlas America from 1998 through 2000.
     Curtis D. Clifford has been the principal of CL4D CO, an energy consulting, marketing and reporting firm since 1998. Mr. Clifford has 39 years experience in the natural gas industry, from exploration, production and gathering to procurement, marketing and consulting. He has been president of Amity Manor, Inc. since 1988 when he founded the company to develop housing for low-income elderly using tax credit financing. Mr. Clifford is a registered professional engineer in Pennsylvania.
     Gayle P.W. Jackson has been President of Energy Global, Inc., a consulting firm which specializes in corporate development, diversification and government relations strategies for energy companies, since 2004. From 2001 to 2004, Dr. Jackson served as Managing Director of FE Clean Energy Group, a global private equity management firm that invests in energy companies and projects in Central and Eastern Europe, Latin America and Asia. From 1985 to 2001, Dr. Jackson was President of Gayle P.W. Jackson, Inc., a consulting firm that advised energy companies on corporate development and diversification strategies and also advised national and international governmental institutions on energy policy. Dr. Jackson served as Deputy Chairman of the Federal Reserve Bank of St. Louis in 2004-05 and was a member of the Federal Reserve Bank Board from 2000 to 2005. She is a member of the Board of Directors of Ameren Corporation, a publicly-traded public utility holding company.
     Martin Rudolph has been the Trustee of the AHP Settlement Trust, a $4 billion trust established to process litigation claims, since 2005. Before that, Mr. Rudolph was a director of tax planning, research and compliance for RSM McGladrey, Inc., a business services firm from 2001 to 2005. From 1990 to 2001, he was a Managing Partner of Rudolph, Palitz LLC, which was merged with RSM McGladrey. Mr. Rudolph is a certified public accountant.
Other Significant Employees
     Robert R. Firth, 51, has been the President and Chief Executive Officer of Spectrum (acquired by us in July 2004 and now known as Atlas Pipeline Mid-Continent LLC) since June 2002. From September 2001 to June 2002, Mr. Firth was Vice President of Business Development for CMS Field Services. From July 2000 to September 2001, Mr. Firth helped to form ScissorTail Energy through the acquisition of Octagon Resources, where he served as Vice President of Operations and Commercial Services. In addition to the positions listed above, Mr. Firth has held positions with Northern Natural Gas, Panda Resources and Transok in his approximately 30 years in the midstream energy sector.
     David D. Hall, 48, has been the Executive Vice President and Chief Financial Officer of Spectrum (acquired by us in July 2004 and now known as Atlas Pipeline Mid-Continent LLC) since 2002. From 2000 to 2002, Mr. Hall served as a senior business analyst at ScissorTail Energy. Mr. Hall has more than 25 years experience as a financial executive in the energy industry. Mr. Hall is a Certified Public Accountant.
     Daniel C. Herz, 29, has served as our Vice President of Corporate Development and as Vice President of Corporate Development of Atlas America since December 2004. Mr. Herz has been an employee of Atlas America since January 2004. Mr. Herz was an Associate Investment Banker with Banc of America Securities’ Energy Group from 2002 to 2003 and an Analyst in the Energy Group from 1999 to 2002.

     Sean P. McGrath, 34, has been the Chief Accounting Officer of our general partner since May 2005. Mr. McGrath was the Controller of Sunoco Logistics Partners L.P., a publicly-traded partnership that transports, terminals and stores refined products and crude oil, from 2002 to 2005. From 1998 to 2002, Mr. McGrath was Assistant Controller of Asplundh Tree Expert Co., a utility services and vegetation management company. Mr. McGrath is a Certified Public Accountant.
     Lisa Washington, 38, has been the Chief Legal Officer, Vice President and Secretary of our general partner since November 2005. From 1999 to 2005, Ms. Washington was an attorney in the business department of the law firm of Blank Rome LLP.
     Thomas B. Williams, 54, has been Senior Vice President of Engineering and Operations of Atlas Pipeline Mid-Continent LLC since August 2004. From April 2003 to August 2004, Mr. Williams was Chief Executive Officer of Elkhorn Construction, a company which specializes in midstream energy sector construction. Between 1998 and 2003, Mr. Williams was the Vice President of Sales and Marketing Worldwide for Linde BOC Process Plants, Inc. (formerly known as The Pro-Quip Corp.). From 2000 to 2003, Mr. Williams was also President of Cryogenic Plants and Services. Mr. Williams has over 30 years in the energy industry.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and managing board members of our general partner and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all such reports. Based solely upon our review of reports received by us, or representations from certain reporting persons that no filings were required for those persons, we believe that all of the officers and managing board members of our general partner and persons who beneficially owned more than 10% of our common units complied with all applicable filing requirements during fiscal year 2005, except Mr. Curt Clifford and Mr. Michael Bradley, a former director, each inadvertently filed one Form 4 one day late.
Reimbursement of Expenses of Our General Partner and Its Affiliates
     Our general partner does not receive any management fee or other compensation for its services apart from its general partner and incentive distribution interests. We reimburse our general partner and its affiliates, including Atlas America, for all expenses incurred on our behalf. These expenses include the costs of employee, officer and managing board member compensation and benefits properly allocable to us, and all other expenses necessary or appropriate to the conduct of our business. Our partnership agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner determined by our general partner in its sole discretion. Our general partner allocates the costs of employee and officer compensation and benefits based upon the amount of business time spent by those employees and officers on our business. We reimbursed our general partner and its affiliates $1.8 million for compensation and benefits related to our executive officers and $24.6 million for direct reimbursements, including certain costs that have been capitalized by us, during 2005.
Information Concerning the Audit Committee
     Our managing board has a standing audit committee. All of the members of the audit committee are independent directors as defined by NYSE rules. The members of the audit committee are Mr. Rudolph, Mr. Clifford and Ms. Jackson, with Mr. Rudolph acting as the chairman. Our managing board has determined that Mr. Rudolph is an “audit committee financial expert,” as defined by SEC rules. The audit committee reviews the scope and effectiveness of audits by the independent accountants, is responsible for the engagement of independent accountants and reviews the adequacy of our internal controls.
Compensation Committee Interlocks and Insider Participation
     Neither we nor the managing board of our general partner has a compensation committee. Compensation of the personnel of Atlas America and its affiliates who provide us with services is set by Atlas America and such affiliates. The independent members of the managing board of our general partner, however, do review the allocation of the salaries of such personnel for purposes of reimbursement, discussed in “Reimbursement of Expenses of our General Partner and Its Affiliates”, above and in Item 11, “Executive Compensation.” None of the independent managing board members is an employee or former employee of ours or of our general partner. No executive officer of our general partner is a director or executive officer of any entity in which an independent managing board member is a director or executive officer.
Code of Business Conduct and Ethics, Partnership Governance Guidelines and Audit Committee Charter
     We have adopted a code of business conduct and ethics that applies to the principal executive officer, principal financial officer and principal accounting officer of our general partner, as well as to persons performing services for us generally. We have also adopted Partnership Governance Guidelines and a charter for the audit committee. We will make a printed copy of our code of ethics, our Partnership Governance Guidelines and our audit committee charter available to any unitholder who so requests. Requests for print copies may be directed to us as follows: Atlas Pipeline Partners, L.P., 311 Rouser Road, Moon Township, Pennsylvania 15108, Attention: Secretary. Each of the code of business conduct and ethics, the Partnership Governance Guidelines and the audit committee charter are posted on our website at www.atlaspipelinepartners.com.

ITEM 11. EXECUTIVE COMPENSATION
     We do not directly compensate the executive officers of our general partner. Rather, Atlas America and its affiliates allocate the compensation of the executive officers between activities on behalf of our general partner and us and activities on behalf of itself and its affiliates based upon an estimate of the time spent by such persons on activities for us and for Atlas America and its affiliates. We reimburse our general partner for the compensation allocated to us. The compensation allocation was $1.8 million, $1.1 million and $1.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. The following table sets forth the compensation allocation for the last three fiscal years for our general partner’s Chief Executive Officer and President. No other executive officer of the general partner received an allocation of aggregate salary and bonus in excess of $100,000 during the periods indicated.
Summary Compensation Table

				All other
Name and principal position	Year	Salary	Bonus(1)	Compensation(2)
Edward E. Cohen, Chairman of the Managing	2005	$232,500	$310,000	$1,904,700
Board and Chief Executive Officer	2004	133,950	193,800	1,047,500
	2003	179,600	119,700	—

Michael L. Staines, President, Chief Operating	2005	$225,000	$125,000	$492,720
Officer and Managing Board Member	2004	219,400	45,600	335,200
	2003	133,300	10,000	—

(1)	Bonuses in any fiscal year are generally based upon our performance in the prior fiscal year and the individual’s contribution to that performance. From time to time, our general partner’s managing board may award bonuses in a fiscal year reflecting an individual’s performance during that fiscal year.

(2)	Reflects grants in 2005 and 2004 of phantom units under our Long-Term Incentive Plan (the “Plan”), valued at the closing price of common units on the date of grant. The phantom unit grants under the Plan entitle the recipient, upon vesting, to receive one common unit and include distribution equivalent rights. The number of phantom units held and the value of those phantom units, valued at the closing market price of our common units on December 31, 2005: Mr. Cohen—38,750 units ($1,573,250); Mr. Staines—10,000 units ($406,000).
Long-Term Incentive Plan
     We have a Long-Term Incentive Plan for officers, employees and non-employee managers of our general partner and officers and employees of our general partner’s affiliates, consultants and joint venture partners who perform services for us or in furtherance of our business. The plan is administered by our general partner’s managing board or by a committee appointed by the board, which sets the terms of awards under it. Under the plan, the managing board may make awards of either phantom units or options covering an aggregate of 435,000 common units.
•	A phantom unit entitles the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the managing board, cash equivalent to the value of a common unit. In addition, the managing board may grant a participant the right, which we refer to as a DER, to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions we make on a common unit during the period the phantom unit is outstanding.

•	An option entitles the grantee to purchase our common units at an exercise price determined by the managing board, which may be less than, equal to or more than the fair market value of our common units on the date of grant. The managing board will also have discretion to determine how the exercise price may be paid.

     Each non-employee manager of our general partner is awarded the lesser of 500 phantom units, with DERs, or that number of phantom units, with DERs, equal to $15,000 divided by the then fair market value of a common unit for each year of service on the managing board beginning when the plan is adopted by our unitholders. Up to 10,000 phantom units may be awarded to non-employee managers. Except for phantom units awarded to non-employee managers of our general partner, the managing board will determine the vesting period for phantom units and the exercise period for options. Phantom units awarded to non-employee managers will generally vest over a 4-year period at the rate of 25% per year. Both types of awards will automatically vest upon a change of control, defined as follows:
•	Atlas Pipeline Partners GP (or an affiliate of Atlas America) ceasing to be our general partner;

•	a merger, consolidation, share exchange, division or other reorganization or transaction of us, our general partner or a direct or indirect parent of our general partner with any entity, other than a transaction which would result in the voting securities of the us, our general partner or its parent, as appropriate, outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 60% of the combined voting power immediately after such transaction of the surviving entity’s outstanding securities or, in the case of a division, the outstanding securities of each entity resulting from the division;

•	the equity holders of us or a direct or indirect parent of our general partner approve a plan of complete, liquidation or winding-up or an agreement for the sale or disposition (in one transaction or a series of transactions) of all or substantially all of our or such parent’s assets; or

•	during any period of 24 consecutive months, individuals who at the beginning of such period constituted the board of directors of Atlas Pipeline GP or a direct or indirect parent of our general partner (including for this purpose any new director whose election or nomination for election or appointment was approved by a vote of at least 2/3 of the directors then still in office who were directors at the beginning of such period) cease for any reason to constitute at least a majority of the board or, in the case of a spin off of the parent, if Edward E. Cohen and Jonathan Z. Cohen cease to be directors of the parent.
     If a grantee terminates employment, the grantee’s award will be automatically forfeited unless the managing board provides otherwise. However, the award will automatically vest if the reason for the termination is the participant’s death or disability. Common units to be delivered upon vesting of phantom units or upon exercise of options may be newly issued units, units acquired in the open market or from any of our affiliates, or any combination of these sources at the discretion of the managing board. If we issue new common units upon vesting of the phantom units or upon the exercise of options, the total number of common units outstanding will increase. We filed a registration statement with the SEC in order to permit participants to publicly re-sell any common units received by them under the plan.
     The managing board may terminate the plan at any time with respect to any of the common units for which it has not made a grant. In addition, the managing board may amend the plan from time to time, including, subject to applicable law or the rules of the principal securities exchange on which our common units are traded, increasing the number of common units with respect to which it may grant awards, provided that, without the participant’s consent, no change may be made in any outstanding grant that would materially impair the rights of the participant. NYSE rules would require us to obtain unitholder approval for all material amendments to the plan, including amendments to increase the number of common units issuable under the plan.

     As of December 31, 2005, grants of 110,128 unvested phantom units to employees, officers, managing board members and consultants of our general partner were outstanding under the Long-Term Incentive Plan. As a result of the vesting of these vested and unvested awards, we recognized expense of $2.2 million during 2005. The issuance of the common units upon vesting of phantom units is primarily intended to serve as a means of incentive compensation for performance. Therefore, no consideration is paid to us by the plan participants upon receipt of the common units.
     We have 2,057 grants of unvested phantom units outstanding at December 31, 2005 to current non-employee managing board members of our general partner, 1,399 of which were granted during 2005. These units vest and are payable in 25% increments. As a result of the partial vesting of these awards, we recognized expense of approximately $37,400 during 2005.
     The following table shows the vesting and value, based on the closing market price of our common units on December 31, 2005, of phantom units granted under the plan during 2005 to the named executive officers.

		Remaining Unvested
	Total	Grants (1)
Name	Units	Units	Value
Edward E. Cohen	20,000	20,000	$812,000
Michael L. Staines	4,000	4,000	$162,400

(1)	As if vested on December 31, 2005, at a market closing price of $40.60 per unit.
Compensation of Managing Board Members
     Our general partner does not pay additional remuneration to officers or employees of Atlas America who also serve as managing board members. In fiscal year 2005, each non-employee managing board member received an annual retainer of $20,000 in cash and an annual grant of phantom units with DERs in an amount equal to the lesser of 500 units or $15,000 worth of units (based upon the market price of our common units) pursuant to our Long-Term Incentive Plan. In addition, our general partner reimburses each non-employee board member for out-of-pocket expenses in connection with attending meetings of the board or committees. We reimburse our general partner for these expenses and indemnify our general partner’s managing board members for actions associated with serving as managing board members to the extent permitted under Delaware law.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth the number and percentage of shares of common stock owned, as of February 13, 2006, by (a) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding shares of common stock, (b) each of the members of the managing board of our general partner, (c) each of the executive officers named in the Summary Compensation Table in Item 11, and (d) all of the named executive officers and board members as a group. This information is reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Unless otherwise indicated in footnotes to the table, each person listed has sole voting and dispositive power with respect to the securities owned by such person. The address of our general partner, its executive officers and managing board members is 311 Rouser Road, Moon Township, Pennsylvania 15108.

Name of Beneficial Owner	Common Units		Percent of Class
Edward E. Cohen	15,350	(1)	*
Jonathan Z. Cohen	10,852	(2)	*
Michael L. Staines	2,000	(3)	*
Matthew A. Jones	3,750	(4)	*
Tony C. Banks	—		*
Curtis D. Clifford	113		*
Gayle P.W. Jackson	77	(5)	*
Martin Rudolph	577	(6)	*

Executive officers and managing board members as a group (8 persons)	32,719		*

Other Owners of More than 5% of Outstanding Units
Atlas Pipeline Partners GP, LLC	1,641,026		13.1%

*	Less than 1%.

(1)	This amount includes 5,000 phantom units which vest in 60 days and which, upon vesting, convert into an equal number of our common units.

(2)	This amount includes 3,125 phantom units which vest in 60 days and which, upon vesting, convert into an equal number of our common units.

(3)	This amount includes 1,000 phantom units which vest in 60 days and which, upon vesting, convert into an equal number of our common units.

(4)	This amount represents 3,750 phantom units which vest in 60 days and which, upon vesting, convert into an equal number of our common units.

(5)	This amount represents 77 phantom units which vest in 60 days and which, upon vesting, may be converted into an equal number of our common units or into their then fair market value in cash.

(6)	This amount includes 77 phantom units which vest in 60 days and which, upon vesting, may be converted into an equal number of our common units or into their then fair market value in cash.
Equity Compensation Plan Information
     The following table contains information about our equity compensation plans as of December 31, 2005:

	(a)	(b)	(c)
Number of securities remaining
	Number of securities	Weighted-average	available for future issuance under
	to be issued upon	exercise price of	equity compensation plans
	exercise of	outstanding	(excluding securities reflected in
Plan category	phantom units	phantom units	column (a))
Equity compensation plans approved by security holders	110,128	$0	324,872
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     At December 31, 2005, our general partner owned 1,641,026 common limited partner units, constituting a 12.8% of all ownership interest in us. Our general partner also owns, through its 1.0101% general partnership interest in us and 1.0101% general partnership interest in our operating subsidiary, Atlas Pipeline Operating Partnership, an effective 2% general partner interest in our consolidated pipeline operations. We declared cash distributions to our general partner, inclusive of its general and limited partnership interests, of $15.1 million in 2005. Our quarterly cash distributions are paid within 45 days after the completion of each calendar quarter.

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
     In connection with the acquisition of Spectrum described in Item 1, “Business - General,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we entered into commitment agreements with Resource America and Atlas America for the purchase by them of up to $25.0 million of preferred units in Atlas Pipeline Operating Partnership, L.P., our subsidiary. In consideration for their commitments, upon the closing of the Spectrum acquisition and the purchase by each of $10.0 million preferred units, we paid Resource America and Atlas America commitment fees of $0.8 million and $0.5 million, respectively. We subsequently repurchased the preferred units in accordance with their terms for $20.4 million.
     Until March 2005, Matthew A. Jones, our general partner’s Chief Financial Officer, was a Managing Director with Friedman, Billings, Ramsey & Co., Inc., which acted as an underwriter of our April and July 2004 and June and November 2005 public offerings. FBR provided advisory services to us in connection with our acquisition of Elk City in April 2005. In addition, FBR was an underwriter in connection with Atlas America’s initial public offering in May 2004.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Aggregate fees recognized by us during the years ending December 31, 2005 and 2004 by our principal accounting firm, Grant Thornton LLP, are set forth below:

	2005	2004
Audit fees (1)	$1,068,515	$399,732
Audit related fees (2)	482,447	152,363
Tax fees (3)	291,007	362,309

Total aggregate fees billed	$1,841,969	$914,404

(1)	Includes the aggregate fees recognized in each of the last two years for professional services rendered by Grant Thornton LLP for the audit of our annual financial statements and the review of financial statements included in Form 10-Q. The fees are for services that are normally provided by Grant Thornton LLP in connection with statutory or regulatory filings or engagements.

(2)	Includes the aggregate fees recognized in each of the last two years for products and services provided by Grant Thornton LLP, other than those services described above. Services in this category relate to acquisitions, filings on Form S-3, and private placement offerings.

(3)	Includes the aggregate fees recognized in each of the last two years for professional services rendered by Grant Thornton LLP for tax compliance, tax advice, and tax planning.
Audit Committee Pre-Approval Policies and Procedures
     Pursuant to its charter, the audit committee of the managing board of our general partner is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent auditors. All of such services and fees were pre-approved during 2005.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
(1)	Financial Statements

The financial statements required by this Item 15(a)(1) are set forth in Item 8.

(2)	Financial Statement Schedules

No schedules are required to be presented.

(3)	Exhibits:

Exhibit
No.	Description
2.1	Purchase and Sale Agreement dated March 8, 2005 among Registrant, LG, PL, LLC and LaGrange Acquisition, L.P.(1)

2.2	Stock Purchase Agreement dated September 21, 2005 between Enogex, Inc. and Registrant(2)

3.1	Certificate of Limited Partnership(3)

3.2	Second Amended and Restated Agreement of Limited Partnership(4)

4.1	Common unit certificate(3)

10.1	Revolving Credit and Term Loan Agreement dated as of April 14, 2005 among Registrant, Wachovia Bank, National Association, and the other parties named therein(1)

10.1(a)	First Amendment to Revolving Credit and Term Loan Agreement dated as of October 31, 2005(5)

10.2	Amendment dated October 25, 2005 among Atlas America, Inc., Registrant, Atlas Pipeline Operating partnership, L.P., Resource Energy, Inc., Viking Resources Corporation, Atlas Noble Corp. and Atlas Resources, Inc.(6)

10.3	Amended and Restated Agreement of Limited Partnership of NOARK Pipeline System, Limited Partnership dated January 12, 1998.(5)

10.3(a)	First Amendment to Amended and Restated Agreement of Limited Partnership of NOARK Pipeline System, Limited Partnership dated June 18, 1998.(5)

10.4	Indenture dated December 20, 2005(7)

10.5	Registration Rights Agreement dated December 20, 2005(7)

21.1	Subsidiaries of Registrant

23.1	Consent of Grant Thornton LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

99	Audited Balance Sheet of Atlas Pipeline Partners GP, LLC

(1)	Previously filed as an exhibit to current report on Form 8-K on April 18, 2005.

(2)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended September 30, 2005.

(3)	Previously filed as an exhibit to registration statement on Form S-1 on January 20, 2000.

(4)	Previously filed as an exhibit to registration statement on Form S-3 on April 2, 2004.

(5)	Previously filed as an exhibit to current report on Form 8-K on November 4, 2005.

(6)	Previously filed as an exhibit to current report on Form 8-K on October 31, 2005.

(7)	Previously filed as an exhibit to current report on Form 8-K on December 21, 2005.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS PIPELINE PARTNERS, L.P.
By: Atlas Pipeline Partners GP, LLC, its General Partner

March 10, 2006	By:	/s/ EDWARD E. COHEN

Chairman of the Managing Board
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 10, 2006.

/s/ EDWARD E. COHEN	Chairman of the Managing Board of the General Partner

Edward E. Cohen	Chief Executive Officer of the General Partner

/s/ JONATHAN Z. COHEN	Vice Chairman of the Managing Board of the General Partner

Jonathan Z. Cohen

/s/ MICHAEL L. STAINES	President, Chief Operating Officer,

Michael L. Staines	Managing Board Member of the General Partner

/s/ MATTHEW A. JONES	Chief Financial Officer of the General Partner

Matthew A. Jones

/s/ SEAN P. MCGRATH	Chief Accounting Officer of the General Partner

Sean P. McGrath

/s/ TONY C. BANKS	Managing Board Member of the General Partner

Tony C. Banks

/s/ CURTIS D. CLIFFORD	Managing Board Member of the General Partner

Curtis D. Clifford

/s/ GAYLE P.W. JACKSON	Managing Board Member of the General Partner

Gayle P.W. Jackson

/s/ MARTIN RUDOLPH	Managing Board Member of the General Partner

Martin Rudolph