Form 10-Q
period 2006-06-30
ATLAS PIPELINE PARTNERS LP
filed 2006-08-04
CIK 1092914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number:1-4998
ATLAS PIPELINE PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	23-3011077 (I.R.S. Employer Identification No.)

311 Rouser Road Moon Township, Pennsylvania (Address of principal executive office)	15108 (Zip code)
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
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$12,561	$34,237
Accounts receivable — affiliates	4,335	4,649
Accounts receivable	44,647	57,528
Current portion of hedge asset	1,644	11,388
Prepaid expenses and other	6,942	2,454

Total current assets	70,129	110,256

Property, plant and equipment, net	472,535	445,066

Long-term hedge asset	467	4,388

Intangible assets, net	52,546	54,869

Goodwill	141,209	111,446

Other assets, net	15,028	16,701

	$751,914	$742,726

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Current portion of long-term debt	$107	$1,263
Accounts payable	4,109	15,609
Accrued liabilities	17,377	16,064
Current portion of hedge liability	20,233	23,796
Accrued producer liabilities	28,347	36,712

Total current liabilities	70,173	93,444

Long-term hedge liability	24,901	22,410

Long-term debt, less current portion	286,088	297,362

Commitments and contingencies

Partners’ capital:
Preferred limited partner’s interest	38,207	—
Common limited partners’ interests	364,073	349,491
General partner’s interest	11,396	10,094
Accumulated other comprehensive loss	(42,924)	(30,075)

Total partners’ capital	370,752	329,510

	$751,914	$742,726

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
Natural gas and liquids	$96,006	$79,700	$197,023	$122,034
Transportation and compression — affiliates	7,834	5,352	15,708	10,199
Transportation and compression — third parties	5,379	23	14,156	38
Interest income and other	282	124	424	205

Total revenue and other income	109,501	85,199	227,311	132,476

Costs and expenses:
Natural gas and liquids	77,006	66,582	162,898	102,041
Plant operating	3,926	3,293	7,153	4,497
Transportation and compression	3,134	622	5,456	1,298
General and administrative	3,896	3,357	7,865	5,332
Compensation reimbursement — affiliates	885	440	1,605	953
Depreciation and amortization	5,258	3,128	10,533	5,057
Interest	6,154	4,177	12,491	5,312
Minority interest in NOARK	(451)	—	118	—
Other	—	11	—	147

Total costs and expenses	99,808	81,610	208,119	124,637

Net income	9,693	3,589	19,192	7,839
Preferred unit imputed dividend cost	(540)	—	(635)	—

Net income attributable to common limited partners and the general partner	$9,153	$3,589	$18,557	$7,839

Allocation of net income attributable to common limited partners and the general partner:
Common limited partners’ interest	$5,299	$1,573	$11,105	$4,403
General partner’s interest	3,854	2,016	7,452	3,436

Net income attributable to common limited partners and the general partner	$9,153	$3,589	$18,557	$7,839

Net income attributable to common limited partners per unit:
Basic	$0.41	$0.20	$0.88	$0.58

Diluted	$0.41	$0.20	$0.87	$0.58

Weighted average common limited partner units outstanding:
Basic	12,824	7,938	12,687	7,573

Diluted	12,979	7,990	12,833	7,609

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(in thousands, except unit data)
(Unaudited)

						Accumulated
	Number of Limited		Preferred	Common		Other	Total
	Partner Units		Limited	Limited	General	Comprehensive	Partners’
	Preferred	Common	Partner	Partners	Partner	Loss	Capital
Balance at January 1, 2006	—	12,549,266	$—	$349,491	$10,094	$(30,075)	$329,510
Issuance of common units	—	500,000	—	19,769	—	—	19,769
Issuance of 6.5% cumulative convertible preferred limited partner units	40,000	—	37,572	—	—	—	37,572
Preferred dividend discount	—	—	—	2,350	48	—	2,398
General partner capital contribution	—	—	—	—	1,206	—	1,206
Unissued common units under incentive plans	—	—	—	2,502	—	—	2,502
Distributions paid to common limited partners and the general partner	—	—	—	(20,958)	(7,404)	—	(28,362)
Distribution equivalent rights paid on unissued units under incentive plans	—	—	—	(186)	—	—	(186)
Other comprehensive loss	—	—	—	—	—	(12,849)	(12,849)
Net income	—	—	635	11,105	7,452	—	19,192

Balance at June 30, 2006	40,000	13,049,266	$38,207	$364,073	$11,396	$(42,924)	$370,752

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,192	$7,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,533	5,057
Non-cash gain on derivative value	(256)	(701)
Non-cash compensation expense	2,502	2,158
Amortization of deferred finance costs	1,205	1,475
Minority interest in NOARK	118	—
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and prepaid expenses and other	8,577	(9,973)
Accounts payable and accrued liabilities	(18,249)	18,816
Accounts payable and accounts receivable – affiliates	314	(1,992)

Net cash provided by operating activities	23,936	22,679

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisitions	(30,000)	(195,622)
Capital expenditures	(35,812)	(22,883)
Other	159	177

Net cash used in investing activities	(65,653)	(218,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of debt	36,655	—
Repayment of debt	(39,000)	—
Borrowings under credit facility	9,500	256,000
Repayments under credit facility	(19,000)	(142,250)
Net proceeds from issuance of common limited partner units	19,769	91,661
Net proceeds from issuance of preferred limited partner units	39,970	—
General partner capital contribution	1,206	1,930
Distributions paid to common limited partners and the general partner	(28,362)	(13,372)
Other	(697)	(3,192)

Net cash provided by financing activities	20,041	190,777

Net change in cash and cash equivalents	(21,676)	(4,872)
Cash and cash equivalents, beginning of period	34,237	18,214

Cash and cash equivalents, end of period	$12,561	$13,342

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
     Atlas Pipeline Partners, L.P. (the “Partnership”) is a publicly-traded Delaware limited partnership formed to acquire, own and operate natural gas gathering systems previously owned by Atlas America, Inc. and its affiliates (“Atlas America”), a publicly traded company (NASDAQ: ATLS). The Partnership’s operations are conducted through subsidiary entities whose equity interests are owned by Atlas Pipeline Operating Partnership, L.P. (the “Operating Partnership”), a wholly-owned subsidiary of the Partnership. Atlas Pipeline Partners GP, LLC (a wholly-owned subsidiary of Atlas America (the “General Partner”)), through its general partner interests in the Partnership and the Operating Partnership, owns a 2% general partner interest in the consolidated pipeline operations, through which it manages and effectively controls both the Partnership and the Operating Partnership (see Note 15). The remaining 98% ownership interest in the consolidated pipeline operations consists of limited partner interests. The General Partner also owns 1,641,026 limited partner units in the Partnership which have not yet been registered with the Securities and Exchange Commission and, therefore, their resale in the public market is subject to restrictions under the Securities Act. At June 30, 2006, the Partnership had 13,049,266 common limited partnership units, including 1,641,026 unregistered common units held by the General Partner, and 40,000 $1,000 par value cumulative convertible preferred limited partnership units outstanding (see Note 4).
     The accompanying consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2005 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and six month period ended June 30, 2006 may not necessarily be indicative of the results of operations for the full year ending December 31, 2006.
     Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. During June 2006, the Partnership identified measurement reporting inaccuracies on three newly installed pipeline meters. To adjust for such inaccuracies, which relate to natural gas volume gathered during the third and fourth quarters of 2005 and first quarter of 2006, the Partnership recorded an adjustment of $1.2 million during the second quarter of 2006 to increase natural gas and liquids cost of goods sold. If the $1.2 million adjustment had been recorded when the inaccuracies arose, reported net income would have been reduced by approximately 2.7%, 8.3% and 1.4% for the third quarter of 2005, fourth quarter of 2005, and first quarter of 2006, respectively. Management of the Partnership believes that the impact of these adjustments is immaterial to its current and prior financial statements.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     In addition to matters discussed further within this note, a more thorough discussion of the Partnership’s significant accounting policies is included in its audited consolidated financial statements and notes thereto in its Annual Report on Form 10-K for the year ended December 31, 2005.

Principles of Consolidation and Minority Interest
     The consolidated financial statements include the accounts of the Partnership, the Operating Partnership and the Operating Partnership’s subsidiaries. The General Partner’s interest in the Operating Partnership is reported as part of its overall 2% general partner interest in the Partnership. All material intercompany transactions have been eliminated.
     The consolidated financial statements also include the financial statements of NOARK Pipeline System, Limited Partnership (“NOARK”), an entity in which the Partnership currently owns a 100% operating interest (see Note 8). On May 2, 2006, the Partnership acquired the remaining 25% equity ownership interest in NOARK from Southwestern Energy Pipeline Company (“Southwestern”), a wholly-owned subsidiary of Southwestern Energy Company (NYSE: SWN). Prior to this transaction, the Partnership owned a 75% equity ownership interest in NOARK, which was acquired in October 2005 from Enogex, Inc., a wholly-owned subsidiary of OGE Energy Corp. (NYSE: OGE). In connection with this acquisition, Southwestern acquired the issuer of the NOARK notes and assumed liability of $39.0 million in principal amount outstanding of 7.15% notes due in 2018, which had been presented as long-term debt on the Partnership’s consolidated balance sheet. The Partnership consolidates 100% of NOARK’s financial statements. The minority interest expense reflected on the Partnership’s consolidated statements of income represents Southwestern’s 25% ownership interest in NOARK’s net income before interest expense and interest expense related to NOARK’s long-term debt prior to the May 2, 2006 acquisition.
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
     The natural gas industry principally conducts it business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results were recorded using estimated volumes and commodity market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three and six months ended June 30, 2006 represent actual results in all material respects (see Revenue Recognition accounting policy for further description).
Net Income Per Common Unit
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted average number of common limited partner units – basic	12,824	7,938	12,687	7,573

Add: effect of dilutive unit incentive awards	155	52	146	36

Weighted average number of common limited partner units – diluted	12,979	7,990	12,833	7,609

     For the three and six months ended June 30, 2006, potential common limited partner units issuable upon conversion of our 40,000 $1,000 par value cumulative convertible preferred limited partner units were excluded from the computation of diluted net income attributable to common limited partners because the impact of the conversion would be anti-dilutive (see Note 4 for additional information regarding the conversion features of the preferred limited partner units).
Comprehensive Income (Loss)
     Comprehensive income (loss) includes net income and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income (loss)” and include only changes in the fair value of unsettled hedging contracts. The following table sets forth the calculation of the Partnership’s comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$9,693	$3,589	$19,192	$7,839

Other comprehensive income (loss):
Changes in fair value of derivative instruments accounted for as hedges	(18,845)	(10,947)	(18,471)	(19,885)
Add: reclassification adjustment for losses in net income	3,222	1,262	5,622	1,931

Total other comprehensive loss	(15,623)	(9,685)	(12,849)	(17,954)

Comprehensive income (loss)	$(5,930)	$(6,096)	$6,343	$(10,115)

Revenue Recognition
     Revenue in the Appalachia segment is recognized at the time the natural gas is transported through the gathering systems. Under the terms of its natural gas gathering agreements with Atlas America and its affiliates, the Partnership receives fees for gathering natural gas from wells owned by Atlas America and by drilling investment partnerships sponsored by Atlas America. The fees received for the gathering services under the Atlas America agreements are generally the greater of 16% of the gross sales price for gas produced from the wells, or $0.35 or $0.45 per thousand cubic feet (“mcf”), depending on the ownership of the well. Substantially all gas gathering revenue is derived under these agreements. Fees for transportation services provided to independent third parties whose wells are connected to the Partnership’s Appalachia gathering systems are at separately negotiated prices.

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
     The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas, NGLs, and oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices (see Use of Estimates accounting policy for further description). The Partnership had unbilled revenues at June 30, 2006 and December 31, 2005 of $36.6 million and $48.4 million, respectively, included in accounts receivable and accounts receivable-affiliates within its consolidated balance sheets.
Capitalized Interest
     The Partnership capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average rate used to capitalize interest on borrowed funds was 8.1% for both the three and six months ended June 30, 2006, and the amount of interest capitalized was $0.6 million and $1.0 million for the three and six months ended June 30, 2006, respectively. There were no interest amounts capitalized for the three and six months ended June 30, 2005.
Intangible Assets
     The Partnership has recorded intangible assets with finite lives in connection with certain consummated acquisitions (see Note 8). Certain amounts included within these intangible assets categories are based upon the preliminary purchase price allocation for NOARK, which is subject to adjustment and could change significantly as the Partnership continues to evaluate this allocation. The following table reflects the components of intangible assets being amortized at June 30, 2006 and December 31, 2005 (in thousands):

			Estimated
	June 30,	December 31,	Useful Lives
	2006	2005	In Years
Gross Carrying Amount:
Customer contracts	$23,990	$23,990	8
Customer relationships	32,960	32,960	20

	$56,950	$56,950

Accumulated Amortization:
Customer contracts	$(2,838)	$(1,339)
Customer relationships	(1,566)	(742)

	$(4,404)	$(2,081)

Net Carrying Amount:
Customer contracts	$21,152	$22,651
Customer relationships	31,394	32,218

	$52,546	$54,869

     Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) requires that intangible assets with finite useful lives be amortized over their estimated useful lives. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset must be amortized over the best estimate of its useful life. At a minimum, the Partnership will assess the useful lives and residual values of all intangible assets on an annual basis to determine if adjustments are required. The estimated useful life for the Partnership’s customer contract intangible assets is based upon the approximate average length of customer contracts in existence at the date of acquisition. The estimated useful life for the Partnership’s customer relationship intangible assets is based upon the estimated average length of non-contracted customer relationships in existence at the date of acquisition. Customer contract and customer relationship intangible assets are amortized on a straight-line basis. Amortization expense on intangible assets was $1.2 million and $2.3 million for the three and six months ended June 30, 2006, respectively. There was no amortization expense on intangible assets recorded during the three and six months ended June 30, 2005. Amortization expense related to intangible assets is estimated to be $4.6 million for each of the next five calendar years commencing in 2006.
Goodwill
     At June 30, 2006 and December 31, 2005, the Partnership had $141.2 million and $111.4 million, respectively, of goodwill recorded in connection with consummated acquisitions (see Note 8). The changes in the carrying amount of goodwill for the six months ended June 30, 2006 and 2005 were as follows (in thousands):

	Six Months Ended
	June 30,
	2006	2005
Balance, beginning of period	$111,446	$2,305
Goodwill acquired – Elk City acquisition	—	60,000
Goodwill acquired – remaining 25% interest in NOARK	30,195	—
Reduction in minority interest deficit acquired	(118)	—
Purchase price allocation adjustment – NOARK	(314)	—

Balance, end of period	$141,209	$62,305

     The Partnership tests its goodwill for impairment at each year end by comparing enterprise fair values to carrying values. The evaluation of impairment under SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the use of projections, estimates and assumptions as to the future performance of the Partnership’s operations, including anticipated future revenues, expected future operating costs and the discount factor used. Actual results could differ from projections, resulting in revisions to the Partnership’s assumptions and, if required, recognition of an impairment loss. The Partnership’s test of goodwill at December 31, 2005 resulted in no impairment, and no impairment indicators have been noted as of June 30, 2006. The Partnership will continue to evaluate its goodwill at least annually and if impairment indicators arise, and will reflect the impairment of goodwill, if any, within the consolidated statement of income for the period in which the impairment is indicated.
NOTE 3 — COMMON UNIT EQUITY OFFERINGS
     On May 12, 2006, the Partnership sold 500,000 common units to Wachovia Securities, which has offered the common units to public investors. The units, which were issued under the Partnership’s previously filed shelf registration statement, resulted in net proceeds of approximately $19.8 million, after underwriting commissions and other transaction costs. The Partnership utilized the net proceeds from the sale to partially repay borrowings under its credit facility made in connection with its recent acquisition of the remaining 25% interest in NOARK. Subsequent to this transaction, the Partnership had 13,049,266 common limited partner units outstanding.
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
NOTE 4 — PREFERRED UNIT EQUITY OFFERING
     On March 13, 2006, the Partnership sold 30,000 6.5% cumulative convertible preferred units representing limited partner interests to Sunlight Capital Partners, LLC, an affiliate of Elliott & Associates, for aggregate proceeds of $30.0 million. The Partnership also sold an additional 10,000 6.5% cumulative preferred units to Sunlight Capital Partners for $10.0 million on May 19, 2006, pursuant to the Partnership’s right to require Sunlight Capital Partners to purchase such additional units under the purchase agreement with Sunlight. The preferred units are entitled to receive dividends of 6.5% per annum commencing on March 13, 2007, which will accrue and be paid quarterly on the same date as the distribution payment date for the Partnership’s common units. The preferred units are convertible, at the holder’s option, into the Partnership’s common units commencing on the date immediately following the first record date after March 13, 2007 at a conversion price equal to the lesser of $41.00 or 95% of the market price of the Partnership’s common units as of the date of the notice of conversion. The Partnership may elect to pay cash rather than issue common units in satisfaction of a conversion request. The Partnership has the right to call the preferred units at a specified premium. The Partnership has agreed to file a registration statement to cover the resale of the common units underlying the preferred units. The net proceeds from the initial issuance of the preferred units will be used to fund a portion of the Partnership’s capital expenditures in 2006, including the construction of the Sweetwater gas plant and related gathering system. The proceeds from the issuance of the additional 10,000 preferred units were used to reduce indebtedness under the Partnership’s credit facility incurred in connection with the acquisition of the remaining 25% interest in NOARK.
     The preferred units are reflected on the Partnership’s consolidated balance sheet as preferred equity within Partners’ Capital. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock,” the preferred units were recorded on the consolidated balance sheet at the amount of net proceeds received less an imputed dividend cost. The imputed dividend cost is the result of the preferred units not having a dividend yield during the first year after their issuance on March 13, 2006. The total imputed dividend cost of $2.4 million on the preferred units, including the $0.5 million of imputed dividend cost related to the additional 10,000 units, was allocated to common limited partners’ and the general partner’s interests within partner’s capital on the consolidated balance sheet and is based upon the present value of the net proceeds received using the 6.5% stated yield commencing March 13, 2007. The imputed dividend cost will be amortized for the period from the respective issuances of the preferred units through March 13, 2007, and the amortization will be presented as a reduction of net income to determine net income attributable to common limited partners and the general partner. Amortization of the imputed dividend cost for the three and six months ended June 30, 2006 was $0.5 million and $0.6 million, respectively. Dividends accrued and paid on the preferred units and the premium paid upon their redemption, if any, will be recognized as a reduction to the Partnership’s net income in determining net income attributable to common unitholders and the general partner. If converted to common units, the preferred equity amount converted will be reclassified to common limited partners’ equity within Partners’ Capital on the Partnership’s consolidated balance sheet.
NOTE 5 — CASH DISTRIBUTIONS
     The Partnership is required to distribute, within 45 days after the end of each quarter, all of its available cash (as defined in its partnership agreement) to its common unitholders and the General Partner for that quarter. If common unit distributions in any quarter exceed specified target levels, the general partner will receive between 15% and 50% of such distributions in excess of the specified target levels. Common unit and general partner distributions declared by the Partnership for the period from January 1, 2005 through June 30, 2006 were as follows:

		Cash	Total Cash
		Distribution	Distribution	Total Cash
Date Cash		Per Common	To Common	Distribution
Distribution	For Quarter	Limited	Limited	to the General
Paid	Ended	Partner Unit	Partners	Partner
			(in thousands)	(in thousands)
February 11, 2005	December 31, 2004	$0.72	$5,187	$1,280
May 13, 2005	March 31, 2005	$0.75	$5,404	$1,500
August 5, 2005	June 30, 2005	$0.77	$7,319	$2,174
November 14, 2005	September 30, 2005	$0.81	$7,711	$2,565

February 14, 2006	December 31, 2005	$0.83	$10,416	$3,638
May 15, 2006	March 31, 2006	$0.84	$10,541	$3,766
     On July 26, 2006, the Partnership declared a cash distribution of $0.85 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended June 30, 2006. The $15.1 million distribution, including $4.0 million to the General Partner, will be paid on August 14, 2006 to unitholders of record at the close of business on August 7, 2006.
NOTE 6 — PROPERTY, PLANT AND EQUIPMENT
     The following is a summary of property, plant and equipment (in thousands):

			Estimated
	June 30,	December 31,	Useful Lives
	2006	2005	In Years
Pipelines, processing and compression facilities	$475,852	$443,729	15 – 40
Rights of way	20,465	19,252	20 – 40
Buildings	3,621	3,350	40
Furniture and equipment	2,892	1,525	3 – 7
Other	1,499	889	3 – 10

	504,329	468,745
Less – accumulated depreciation	(31,794)	(23,679)

	$472,535	$445,066

     On May 2, 2006, the Partnership acquired the remaining 25% interest in NOARK for $69.0 million in cash, including the repayment of the $39.0 million of outstanding NOARK notes at the date of acquisition (see Note 10). The Partnership acquired the initial 75% interest in NOARK for approximately $179.8 million in October 2005 (see Note 8). Due to the recent date of both acquisitions, the purchase price allocation is based upon estimated values, which are subject to adjustment and could change significantly as the Partnership continues to evaluate this preliminary allocation. At June 30, 2006 and December 31, 2005, the portion of the purchase price allocated to property, plant and equipment for NOARK was included within pipelines, processing and compression facilities.
NOTE 7 — OTHER ASSETS
     The following is a summary of other assets (in thousands):

	June 30,	December 31,
	2006	2005
Deferred finance costs, net of accumulated amortization of $2,879 and $1,636 at June 30, 2006 and December 31, 2005, respectively	$13,465	$15,034
Security deposits	1,533	1,599
Other	30	68

	$15,028	$16,701

     Deferred finance costs are recorded at cost and amortized over the term of the respective debt agreement (see Note 10).
NOTE 8 — ACQUISITIONS
NOARK
     On May 2, 2006, the Partnership acquired the remaining 25% equity ownership interest in NOARK from Southwestern, a wholly-owned subsidiary of Southwestern Energy Company (NYSE: SWN), for a net purchase price of $65.5 million, consisting of $69.0 million of cash to the seller (including the repayment of the $39.0 million of outstanding NOARK notes at the date of acquisition), less the seller’s interest in NOARK’s working capital (including cash on hand and net payables to the seller) at the date of acquisition of $3.5 million, which was funded through borrowings under the Partnership’s senior secured credit facility. In October 2005, the Partnership acquired from Enogex, Inc., a wholly-owned subsidiary of OGE Energy Corp. (NYSE: OGE), all of the outstanding equity of Atlas Arkansas Pipeline, LLC, which owned the initial 75% interest in NOARK, for total consideration of $179.8 million, including $16.8 million for working capital adjustments and other related transaction costs. The Partnership funded this acquisition through borrowings under its senior secured credit facility. NOARK’s assets included a Federal Energy Regulatory Commission (“FERC”)-regulated interstate pipeline and an unregulated natural gas gathering system. The acquisition was accounted for using the purchase method of accounting under SFAS No. 141, “Business Combinations” (“SFAS No. 141”). The following table presents the preliminary purchase price allocation, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed in both acquisitions, based on their fair values at the date of the respective acquisitions (in thousands):

Cash and cash equivalents	$16,215
Accounts receivable	11,091
Prepaid expenses	497
Property, plant and equipment	126,307
Other assets	140
Intangible assets – customer contracts	11,600
Intangible assets – customer relationships	15,700
Goodwill	78,969

Total assets acquired	260,519
Accounts payable and other liabilities	(50,689)

Net assets acquired	209,830
Less: Cash and cash equivalents acquired.	(16,215)

Net cash paid for acquisitions	$193,615

     Due to the recent date of both acquisitions, the purchase price allocation for NOARK is based upon preliminary data that is subject to adjustment and could change significantly as the Partnership continues to evaluate this allocation. The Partnership recorded goodwill in connection with these acquisitions as a result of NOARK’s significant cash flow and its strategic industry and geographic position. The Partnership’s ownership interests in the results of NOARK’s operations associated with each acquisition are included within its consolidated financial statements from the respective date of the acquisition.
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
     The following data presents pro forma revenue and net income for the Partnership as if the acquisitions discussed above, the equity offerings in May 2006, November 2005 and June 2005 (see Note 3), the May 2006 and December 2005 issuances of senior notes (see Note 10), and the May 2006 and March 2006 issuances of the cumulative convertible preferred units (see Note 4) had occurred on January 1, 2005. The Partnership has prepared these unaudited pro forma financial results for comparative purposes only. These pro forma financial results may not be indicative of the results that would have occurred if the Partnership had completed these acquisitions and financing transactions at the beginning of the periods shown below or the results that will be attained in the future (in thousands, except per unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Total revenue and other income	$109,501	$102,995	$227,311	$208,966
Net income	$9,327	$3,583	$19,382	$4,745
Net income attributable to common limited partners and the general partner	$8,864	$3,583	$18,468	$3,831

Net income attributable to common limited partners per unit:
Basic	$0.38	$0.12	$0.84	$0.04
Diluted	$0.38	$0.12	$0.84	$0.04
NOTE 9 — DERIVATIVE INSTRUMENTS
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
     Derivatives are recorded on the Partnership’s consolidated balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, the Partnership recognizes the effective portion of changes in fair value in partners’ capital as accumulated other comprehensive income (loss), and reclassifies them to natural gas and liquids revenue within the consolidated statements of income as the underlying transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, the Partnership recognizes changes in fair value within its consolidated statements of income as they occur. At June 30, 2006 and December 31, 2005, the Partnership reflected net hedging liabilities on its consolidated balance sheets of $43.0 million and $30.4 million, respectively. Of the $42.9 million of net loss in accumulated other comprehensive loss at June 30, 2006, if the fair value of the instruments remain at current market values, the Partnership will reclassify $18.7 million of losses to its consolidated statements of income over the next twelve month period as these contracts expire, and $24.2 million will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within natural gas and liquids revenue in the Partnership’s consolidated statements of income while the hedge contracts are open and may increase or decrease until settlement of the contract. The Partnership recognized losses of $3.2 million and $1.3 million for the three months ended June 30, 2006 and

2005, respectively, and losses of $5.6 million and $1.9 million for the six months ended June 30, 2006 and 2005, respectively, within its consolidated statements of income related to the settlement of qualifying hedge instruments. The Partnership also recognized gains of $0.4 million and $0.3 million for the three months ended June 30, 2006 and 2005, respectively, and gains of $0.9 million and $0.1 million for the six months ended June 30, 2006 and 2005, respectively, within its consolidated statements of income related to the change in market value of non-qualifying or ineffective hedges.
     A portion of the Partnership’s future natural gas sales is periodically hedged through the use of swaps and collar contracts. Realized gains and losses on the derivative instruments that are classified as effective hedges are reflected in the contract month being hedged as an adjustment to revenue.
     As of June 30, 2006, the Partnership had the following NGLs, natural gas, and crude oil volumes hedged:
     Natural Gas Liquids Sales

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(1)
Ended December 31,	(gallons)	(per gallon)	(in thousands)
2006	31,122,000	$0.758	$(9,751)
2007	36,036,000	0.717	(12,238)
2008	33,012,000	0.697	(11,491)
2009	8,568,000	0.746	(2,750)

			$(36,230)

     Natural Gas Sales

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(3)
Ended December 31,	(MMBTU)(2)	(per MMBTU)	(in thousands)
2006	500,000	$7.019	$(194)
2007	1,080,000	7.255	(2,080)
2008	240,000	7.270	(487)

			$(2,761)

     Natural Gas Basis Sales

Production		Average	Fair Value
Period	Volumes	Fixed Price	Asset(3)
Ended December 31,	(MMBTU)(2)	(per MMBTU)	(in thousands)
2006	600,000	$(0.525)	$376
2007	1,080,000	(0.535)	739
2008	240,000	(0.555)	146

			$1,261

     Natural Gas Purchases

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(3)
Ended December 31,	(MMBTU)(2)	(per MMBTU)	(in thousands)
2006	1,800,000	$7.857	$(810)

$(810)

     Natural Gas Basis Purchases

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(3)
Ended December 31,	(MMBTU)(2)	(per MMBTU)	(in thousands)
2006	2,160,000	$(0.781)	$(738)

$(738)

     Crude Oil Sales

Production		Average	Fair Value
Period	Volumes	Strike Price	Liability(3)
Ended December 31,	(barrels)	(per barrel)	(in thousands)
2006	35,400	$52.956	$(776)
2007	80,400	56.069	(1,613)
2008	62,400	59.267	(933)
2009	36,000	62.700	(335)

			$(3,657)

     Crude Oil Sales Options

Production		Average	Fair Value
Period	Volumes	Strike Price	Liability(3)
Ended December 31,	(barrels)	(per barrel)	(in thousands)	Option Type
2006	6,600	$60.000	$—	Puts purchased
2006	6,600	73.380	(10)	Calls sold
2007	13,200	60.000	—	Puts purchased
2007	13,200	73.380	(36)	Calls sold
2008	17,400	60.000	—	Puts purchased
2008	17,400	72.807	(19)	Calls sold
2009	30,000	60.000	—	Puts purchased
2009	30,000	71.250	(23)	Calls sold

			$(88)

		Total net liability	$(43,023)

(1)	Fair value based upon management estimates, including forecasted forward NGL prices as a function of forward NYMEX natural gas, light crude and propane prices.

(2)	MMBTU represents million British Thermal Units.

(3)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.
NOTE 10 — DEBT
     Total debt consists of the following (in thousands):

	June 30,	December 31,
	2006	2005
Revolving Credit Facility	$—	$9,500
Senior Notes	286,032	250,000
NOARK Notes	—	39,000
Other debt	163	125

	286,195	298,625
Less current maturities	(107)	(1,263)

	$286,088	$297,362

Credit Facility
     The Partnership has a $225.0 million credit facility with a syndicate of banks which matures in June 2011. The credit facility bears interest, at the Partnership’s option, at either (i) adjusted LIBOR plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). There were no amounts outstanding under the credit facility at June 30, 2006. Up to $50.0 million of the credit facility may be utilized for letters of credit, of which $10.1 million was outstanding at June 30, 2006. These outstanding letter of credit amounts were not reflected as borrowings on the Partnership’s consolidated balance sheet. Borrowings under the credit facility are secured by a lien on and security interest in all of the Partnership’s property and that of its subsidiaries, and by the guaranty of each of its subsidiaries. The credit facility contains customary covenants, including restrictions on the Partnership’s ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to its unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. The Partnership is in compliance with these covenants as of June 30, 2006.
     The events which constitute an event of default are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreements, adverse judgments against us in excess of a specified amount, and a change of control of our general partner.
     The credit facility requires the Partnership to maintain a ratio of senior secured debt (as defined in the credit facility) to EBITDA (as defined in the credit facility) of not more than 4.0 to 1.0; a funded debt (as defined in the credit facility) to EBITDA ratio of not more than 5.25 to 1.0; and an interest coverage ratio (as defined in the credit facility) of not less than 3.0 to 1.0. The credit facility defines EBITDA to include pro forma adjustments, acceptable to the administrator of the facility, following material acquisitions. As of June 30, 2006, the Partnership’s ratio of senior secured debt to EBITDA was 0.1 to 1.0, its funded debt ratio was 3.2 to 1.0 and its interest coverage ratio was 4.1 to 1.0.
     The Partnership is unable to borrow under its credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to its partnership agreement.
Senior Notes
     In December 2005, the Partnership and its subsidiary, Atlas Pipeline Finance Corp. (“APFC”), issued $250.0 million of 10-year, 8.125% senior unsecured notes (“Senior Notes”) in a private placement transaction pursuant to Rule 144A and Regulation S under the Securities Act of 1933 for net proceeds of $243.1 million, after underwriting commissions and other transaction costs. In May 2006, the Partnership and APFC issued an additional $35.0 million of senior unsecured notes at 103% par value, with a resulting effective yield of approximately 7.6%, for net proceeds of approximately $36.7 million, including accrued interest and net of initial purchaser’s discount and other transaction costs. Interest on the Senior Notes is payable semi-annually in arrears on June 15 and December 15. The Senior Notes are redeemable at any time on or after December 15, 2010 at certain redemption prices, together with accrued unpaid interest to the date of redemption. In addition, prior to December 15, 2008, the Partnership may redeem up to 35% of the aggregate principal amount of the Senior Notes with the proceeds of certain equity offerings at a stated redemption price. The Senior Notes are also subject to repurchase by the Partnership at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales for which the net proceeds are not reinvested into the Partnership within 360 days. The Senior Notes are junior in right of payment to the Partnership’s secured debt, including the Partnership’s obligations under the credit facility.
     The indenture governing the Senior Notes contains covenants, including limitations of the Partnership’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. The Partnership is in compliance with these covenants as of June 30, 2006.
     In connection with a Senior Notes registration rights agreement entered into by the Partnership, it agreed to (a) file an exchange offer registration statement with the Securities and Exchange Commission for the Senior Notes by April 19, 2006, (b) cause the exchange offer registration statement to be declared effective by the Securities and Exchange Commission by July 18, 2006, and (c) cause the exchange offer to be consummated by August 17, 2006. If the Partnership does not meet the aforementioned deadlines, the Senior Notes will be subject to additional interest, up to 1% per annum, until such time that the deadlines have been met. On April 19, 2006, the Partnership filed an exchange offer registration statement for the Senior Notes with the Securities and Exchange Commission, which was declared effective on July 11, 2006. Management of the Partnership expects to consummate the exchange offer by August 17, 2006 and thereby fulfill all of the requirements of the Senior Notes registration rights agreement by the specified dates.
NOARK Notes
     On May 2, 2006, the Partnership acquired the remaining 25% equity ownership interest in NOARK from Southwestern. Prior to this acquisition, NOARK’s subsidiary, NOARK Pipeline Finance, L.L.C., had $39.0 million in principal amount outstanding of 7.15% notes due in 2018, which was presented as debt on the Partnership’s consolidated balance sheet, to be allocated severally 100% to Southwestern. In connection with the acquisition of the 25% equity ownership interest in NOARK, Southwestern acquired NOARK Pipeline Finance, L.L.C. and agreed to retain the obligation for the outstanding NOARK notes, with the result that neither the Partnership nor NOARK have any further liability with respect to such notes.
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
     As of June 30, 2006, the Partnership is committed to expend approximately $25.4 million on pipeline extensions, compressor station upgrades and processing facility upgrades, including $9.2 million related to the Sweetwater gas plant, a new cryogenic gas processing plant the Partnership is constructing in Beckham County, Oklahoma. The Partnership expects the plant to be completed in third quarter of 2006.

NOTE 12 — STOCK COMPENSATION
Long-Term Incentive Plan
     The Partnership has a Long-Term Incentive Plan (“LTIP”), in which officers, employees and non-employee managing board members of the General Partner and employees of the General Partner’s affiliates and consultants are eligible to participate. The Plan is administered by a committee (the “Committee”) appointed by the General Partner’s managing board. The Committee may make awards of either phantom units or unit options for an aggregate of 435,000 common units. Only phantom units have been granted under the LTIP through June 30, 2006.
     A phantom unit entitles a grantee to receive a common unit upon vesting of the phantom unit or, at the discretion of the Committee, cash equivalent to the fair market value of a common unit. In addition, the Committee may grant a participant a distribution equivalent right (“DER”), which is the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions the Partnership makes on a common unit during the period the phantom unit is outstanding. A unit option entitles the grantee to purchase the Partnership’s common limited partner units at an exercise price determined by the Committee at its discretion. The Committee also has discretion to determine how the exercise price may be paid by the participant. Except for phantom units awarded to non-employee managing board members of the General Partner, the Committee will determine the vesting period for phantom units and the exercise period for options. Through June 30, 2006, phantom units granted under the LTIP generally had vesting periods of four years. The vesting period may also include the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by the Committee, although no awards currently outstanding contain any such provision. Phantom units awarded to non-employee managing board members will vest over a four year period. Awards will automatically vest upon a change of control, as defined in the LTIP. Of the units outstanding under the LTIP at June 30, 2006, 62,297 units will vest within the following twelve months. All units outstanding under the LTIP at June 30, 2006 include DERs granted to the participants by the Committee. The amounts paid with respect to DERs were $0.1 million for both the three months ended June 30, 2006 and 2005, respectively, and $0.2 million for both the six months ended June 30, 2006 and 2005, respectively. These amounts were recorded as reductions of Partners’ Capital on the consolidated balance sheet.
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

     The following table sets forth the LTIP phantom unit activity for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Outstanding, beginning of period	110,856	124,522	110,128	58,329
Granted(1)	363	422	1,091	67,399
Matured	—	(14,226)	—	(14,331)
Forfeited	—	(340)	—	(1,019)

Outstanding, end of period	111,219	110,378	111,219	110,378

Non-cash compensation expense recognized (in thousands)	$321	$1,709	$844	$2,158

(1)	The weighted average price for phantom unit awards on the date of grant, which is utilized in the calculation of compensation expense and does not represent an exercise price to be paid by the recipient, was $41.29 and $43.48 for awards granted for the three months ended June 30, 2006 and 2005, respectively, and $41.17 and $48.59 for awards granted for the six months ended June 30, 2006 and 2005, respectively.
     At June 30, 2006, the Partnership had approximately $1.7 million of unrecognized compensation expense related to unvested phantom units outstanding under the LTIP based upon the fair value of the awards.
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
     The Partnership recognized compensation expense of $0.9 million and $1.0 million for the three months ended June 30, 2006 and 2005, respectively, and $1.7 million and $1.0 million for the six months ended June 30, 2006 and 2005, respectively, related to the vesting of awards under these incentive compensation agreements, based upon the fair value of the 225,546 common unit awards expected to be issued as of June 30, 2006, which is based upon management’s estimate of the probable outcome of the performance targets at that date. At June 30, 2006, the Partnership had approximately $4.7 million of unrecognized compensation expense related to the unvested portion of these awards based upon management’s estimate of performance target achievement. The Partnership follows SFAS No. 123(R) and recognized compensation expense related to these awards based upon the fair value method.
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
     The partnership agreement provides that the General Partner will determine the costs and expenses that are allocable to the Partnership in any reasonable manner determined by the General Partner at its sole discretion. The Partnership reimbursed the General Partner and its affiliates $0.9 million and $0.4 million for the three months ended June 30, 2006 and 2005, respectively, and $1.6 million and $1.0 million for six months ended June 30, 2006 and 2005, respectively, for compensation and benefits related to their executive officers. For the three months ended June 30, 2006 and 2005, direct reimbursements were $6.6 million and $7.6 million, respectively, and $13.1 million and $11.9 million for the six months ended June 30, 2006 and 2005, respectively, including certain costs that have been capitalized by the Partnership. The General Partner believes that the method utilized in allocating costs to the Partnership is reasonable.
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

     The following summarizes the Partnership’s operating segment data for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Mid-Continent
Revenue:
Natural gas and liquids	$96,006	$79,700	$197,023	$122,034
Transportation and compression	5,360	—	14,110	—
Interest income and other	17	31	18	17

Total revenue and other income	101,383	79,731	211,151	122,051

Costs and expenses:
Natural gas and liquids	77,006	66,582	162,898	102,041
Plant operating	3,926	3,293	7,153	4,497
Transportation and compression	1,817	—	3,171	—
General and administrative	2,710	2,298	5,632	3,049
Minority interest in NOARK	(451)	—	118	—
Depreciation and amortization	4,375	2,503	8,834	3,858

Total costs and expenses	89,383	74,676	187,806	113,445

Segment profit	$12,000	$5,055	$23,345	$8,606

Appalachia
Revenue:
Transportation and compression – affiliates	$7,834	$5,352	$15,708	$10,199
Transportation and compression – third parties	19	23	46	38
Interest income and other	265	93	406	188

Total revenues and other income	8,118	5,468	16,160	10,425

Costs and expenses:
Transportation and compression	1,317	622	2,285	1,298
General and administrative	1,035	741	1,919	1,609
Depreciation and amortization	883	625	1,699	1,199

Total costs and expenses	3,235	1,988	5,903	4,106

Segment profit	$4,883	3,480	$10,257	$6,319

Reconciliation of segment profit to net income:
Segment profit
Mid-Continent	$12,000	$5,055	$23,345	$8,606
Appalachia	4,883	3,480	10,257	6,319

Total segment profit	16,883	8,535	33,602	14,925
Corporate general and administrative expenses.	(1,036)	(758)	(1,919)	(1,627)
Interest expense	(6,154)	(4,177)	(12,491)	(5,312)
Other	—	(11)	—	(147)

Net income	$9,693	$3,589	$19,192	$7,839

Capital Expenditures:
Mid-Continent	$17,777	$10,796	$27,198	$14,530
Appalachia	4,473	6,010	8,614	8,353

	$22,250	$16,806	$35,812	$22,883

	June 30,	December 31,
	2006	2005
Balance sheet
Total assets:
Mid-Continent	$698,170	$668,782
Appalachia	31,135	43,428
Corporate other	22,609	30,516

	$751,914	$742,726

Goodwill:
Mid-Continent	$138,904	$109,141
Appalachia	2,305	2,305

	$141,209	$111,446

     The following tables summarize the Partnership’s total revenues by product or service for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Natural gas and liquids:
Natural gas	$42,083	$44,067	$99,597	$67,724
NGLs	44,970	31,549	82,918	48,933
Condensate	2,201	1,494	3,523	2,221
Other (1)	6,752	2,590	10,985	3,156

Total	$96,006	$79,700	$197,023	$122,034

Transportation and compression:
Affiliates	$7,834	$5,352	$15,708	$10,199
Third parties	5,379	23	14,156	38

Total	$13,213	$5,375	$29,864	$10,237

(1)	Includes treatment, processing, and other revenue associated with the products noted.
NOTE 15 — SUBSEQUENT EVENT
     On July 26, 2006, Atlas America contributed its ownership interests in Atlas Pipeline Partners GP, LLC, its wholly-owned subsidiary and the Partnership’s general partner, to Atlas Pipeline Holdings, L.P. (NYSE: AHD), a wholly-owned subsidiary of Atlas America. Concurrent with this transaction, Atlas Pipeline Holdings, L.P. issued 3,600,000 common units, representing a 17.1% ownership interest, in an initial public offering at a price of $23.00 per unit. The underwriters have been granted a 30-day option to purchase up to an additional 540,000 common units. Substantially all of the net proceeds from this offering will be distributed to Atlas America.

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
General
     We are a publicly-traded Delaware limited partnership whose common units are listed on the New York Stock Exchange under the symbol “APL.” We were formed to acquire, own and operate natural gas gathering systems previously owned by Atlas America, Inc. and its affiliates (“Atlas America”), a publicly traded company (NASDAQ: ATLS). Our business is conducted in the midstream segment of the natural gas industry through two operating segments: our Mid-Continent operations and our Appalachian operations. Our principal business objective is to generate cash for distribution to our unitholders.
     Through our Mid-Continent operations, we own and operate:
•	a FERC-regulated, 565-mile interstate pipeline system, that extends from southeastern Oklahoma through Arkansas and into southeastern Missouri and has throughput capacity of approximately 322 MMcf/d;

•	two natural gas processing plants with aggregate capacity of approximately 230 MMcf/d and one treating facility with a capacity of approximately 200 MMcf/d, all located in Oklahoma; and

•	1,765 miles of active natural gas gathering systems located in Oklahoma, Arkansas, northern Texas and the Texas panhandle, which transport gas from wells and central delivery points in the Mid-Continent region to its natural gas processing plants or Ozark Gas Transmission.
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
Significant Acquisitions
     Since our initial public offering in January 2000 through June 30, 2006, we have completed six acquisitions at an aggregate cost of approximately $590.1 million, including, most recently:

•	In May, 2006, we acquired the remaining 25% equity ownership interest in NOARK from Southwestern for a net purchase price of $65.5 million, consisting of $69.0 million in cash to the seller (including the repayment of the $39.0 million of outstanding NOARK notes at the date of acquisition), less the seller’s interest in working capital at the date of acquisition of $3.5 million. In October 2005, we acquired from Enogex, a wholly-owned subsidiary of OGE Energy Corp., all of the outstanding equity of Atlas Arkansas, which owned the initial 75% interest in NOARK, for $163.0 million, plus $16.8 million for working capital adjustments and related transaction costs. NOARK’s principal assets include the Ozark Gas Transmission system, a 565-mile interstate natural gas pipeline, and Ozark Gas Gathering, a 365-mile natural gas gathering system.

•	In April 2005, we acquired all of the outstanding equity interests of Elk City for $196.0 million, including related transaction costs. Elk City’s principal assets include approximately 300 miles of natural gas pipelines located in the Anadarko Basin in western Oklahoma and the Texas panhandle, a natural gas processing facility in Elk City, Oklahoma, with a total capacity of approximately 130 MMcf/d and a gas treatment facility in Prentiss, Oklahoma, with a total capacity of approximately 200 MMcf/d.
Recent Development
     On July 26, 2006, Atlas America contributed its ownership interests in Atlas Pipeline Partners GP, LLC, its wholly-owned subsidiary and our general partner, to Atlas Pipeline Holdings, L.P. (NYSE: AHD), a wholly-owned subsidiary of Atlas America. Concurrent with this transaction, Atlas Pipeline Holdings, L.P. issued 3,600,000 common units, representing a 17.1% ownership interest, in an initial public offering at a price of $23.00 per unit. The underwriters have been granted a 30-day option to purchase up to an additional 540,000 common units. Substantially all of the net proceeds from this offering will be distributed to Atlas America.
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
     Our revenue in the Mid-Continent region is determined primarily by the fees earned from our transmission, gathering and processing operations. We either purchase natural gas from producers and move it into receipt points on our pipeline systems, and then sell the natural gas, or produced NGLs, if any, off of delivery points on our systems, or we transport natural gas across our systems, from receipt to delivery point, without taking title to the gas. Revenue associated with our FERC-regulated transmission pipeline is comprised of firm transportation rates and, to the extent capacity is available following the reservation of firm system capacity, interruptible transportation rates and is recognized at the time transportation services are provided. Revenue associated with the physical sale of natural gas is recognized upon physical delivery of the natural gas. In connection with our gathering and processing operations, we enter into the following types of contractual relationships with our producers and shippers:
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
     We closely monitor the risks associated with commodity price changes on our future operations and, where appropriate, use various commodity instruments such as natural gas, crude oil and NGL contracts to hedge a portion of the value of our assets and operations from such price risks. We do not realize the full impact of commodity price changes because some of our sales volumes were previously hedged at prices different than actual market prices. Our profitability is positively influenced by increases in natural gas and NGL prices and negatively influenced if such prices decrease. A 10% change in the average price of NGLs, natural gas and condensate we process and sell would result in a change to our consolidated income for the twelve-month period ending June 30, 2007 of approximately $3.2 million.
Results of Operations
     The following table illustrates selected volumetric information related to our operating segments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating data:
Appalachia:
Average throughput volumes (Mcf/d)	63,113	54,694	60,235	53,539
Average transportation rate per mcf	$1.34	$1.08	$1.44	$1.06
Mid-Continent:
Velma system:
Gathered gas volume (Mcf/d)	62,079	73,810	61,401	69,407
Processed gas volume (Mcf/d)	59,823	68,326	59,179	65,670
Residue gas volume (Mcf/d)	46,647	54,160	46,203	52,082
NGL production (Bbl/d)	6,674	7,149	6,505	6,779
Condensate volume (Bbl/d)	237	278	212	256
Elk City system:
Gathered gas volume (Mcf/d)	275,865	244,088	264,093	244,088
Processed gas volume (Mcf/d)	135,394	117,602	133,187	117,602
Residue gas volume (Mcf/d)	122,644	107,653	120,840	107,653
NGL production (Bbl/d)	6,237	5,537	5,999	5,537
Condensate volume (Bbl/d)	147	119	159	119
NOARK system:
Average throughput volume (Mcf/d)	243,014	—	241,093	—
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
     Revenue. Natural gas and liquids revenue was $96.0 million for the three months ended June 30, 2006, an increase of $16.3 million from $79.7 million for the three months ended June 30, 2005. The increase was attributable to revenue contributions from the NOARK system acquired in October 2005 of $10.2 million and the Elk City system acquired in April 2005 of $9.6 million, partially offset by a decrease in Velma natural gas and liquids revenue of $3.5 million due to decreases in volume and realized commodity prices. Gross natural gas gathered on the Elk City system averaged 275.9 MMcf/d for the three months ended June 30, 2006, a 13.0% increase from the prior year comparable quarter. Gross natural gas gathered averaged 62.1 MMcf/d on the Velma system for the three months ended June 30, 2006, a decrease of 15.9% from the comparable prior year quarter due to a decline in low margin volume. For the NOARK system, average throughput volume was 243.0 MMcf/d for the three months ended June 30, 2006.
     Transportation and compression revenue increased to $13.2 million for the three months ended June 30, 2006 from $5.4 million for the comparable prior year quarter. This $7.8 million increase was primarily due to contributions from the transportation revenues associated with the NOARK system acquired in October 2005 of $4.1 million and the Elk City system acquired in April 2005 of $1.2 million and increases in the Appalachia average transportation rate earned and volume of natural gas transported. Appalachia’s average throughput volume was 63.1 MMcf/d for the three months ended June 30, 2006 as compared with 54.7 MMcf/d for the three months ended March 31, 2005, an increase of 8.4 MMcf/d or 15.4%. Our Appalachia average transportation rate was $1.34 per Mcf for the three months ended June 30, 2006 as compared with $1.08 per Mcf for the comparable prior year quarter, an increase of $0.26 per Mcf. The increase in the Appalachia average daily throughput volume was principally due to new wells connected to our gathering system and the completion of a capacity expansion project in 2005 on certain sections of our pipeline system.
     Costs and Expenses. Natural gas and liquids cost of goods sold of $77.0 million and plant operating expenses of $3.9 million for the three months ended June 30, 2006 represented increases of $10.4 million and $0.6 million, respectively, from the comparable prior year quarter amounts due primarily to contributions from the acquisitions, partially offset by lower Velma amounts due to lower volume and realized commodity prices. Transportation and compression expenses increased $2.5 million to $3.1 million for the three months ended June 30, 2006 due mainly to NOARK system operating costs and higher Appalachia operating costs as a result of compressors added during 2005 in connection with our capacity expansion project and higher maintenance expense as a result of additional wells connected to our gathering system.
     General and administrative expenses, including amounts reimbursed to affiliates, increased $1.0 million to $4.8 million for the three months ended June 30, 2006 compared with $3.8 million for the prior year comparable quarter. This increase was mainly due to higher costs associated with managing our business, including management of our 2005 acquisitions and capital raising opportunities.
     Depreciation and amortization increased to $5.3 million for the three months ended June 30, 2006 compared with $3.1 million for the three months ended June 30, 2005 due primarily to the depreciation and amortization associated with the Elk City and NOARK assets acquired during 2005.
     Interest expense increased to $6.2 million for the three months ended June 30, 2006 as compared with $4.2 million for the comparable prior year quarter. This $2.0 million increase was primarily due to interest associated with our May 2006 and December 2005 issuances of 10-year senior unsecured notes, partially offset by a decrease in interest associated with borrowings under the credit facility.
     Minority interest in NOARK of ($0.5) million for the three months ended June 30, 2006 represents Southwestern’s 25% ownership interest in the net loss of NOARK for the period prior to May 2, 2006, the date we acquired the remaining 25% ownership equity interest in NOARK. Our financial results include the consolidated financial statements of NOARK.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
     Revenue. Natural gas and liquids revenue was $197.0 million for the six months ended June 30, 2006, an increase of $75.0 million from $122.0 million for the six months ended June 30, 2005. The increase was primarily attributable to revenue contributions from the NOARK system acquired in October 2005 of $27.1 million and the Elk City system acquired in April 2005 of $49.0 million. Gross natural gas gathered on the Elk City system averaged 264.1 MMcf/d for the six months ended June 30, 2006, an 8.2% increase from the prior year period from April 15, its date of acquisition, through June 30, 2005. Gross natural gas gathered averaged 61.4 MMcf/d on the Velma system for the six months ended June 30, 2006, a decrease of 11.5% from the comparable prior year six month period due to a decline in low margin volume. For the NOARK system, average throughput volume was 241.1 MMcf/d for the six months ended June 30, 2006.
     Transportation and compression revenue increased to $29.9 million for the six months ended June 30, 2006 from $10.2 million for the comparable prior year period. This $19.7 million increase was primarily due to contributions from the transportation revenues associated with the NOARK system acquired in October 2005 of $11.8 million and the Elk City system acquired in April 2005 of $2.3 million and increases in the Appalachia average transportation rate earned and volume of natural gas transported. Appalachia’s average throughput volume was 60.2 MMcf/d for the six months ended June 30, 2006 as compared with 53.5 MMcf/d for the six months ended June 30, 2005, an increase of 6.7 MMcf/d or 12.5%. Our Appalachia average transportation rate was $1.44 per Mcf for the six months ended June 30, 2006 as compared with $1.06 per Mcf for the prior year six month period, an increase of $0.38 per Mcf. The increase in the Appalachia average daily throughput volume was principally due to new wells connected to our gathering system and the completion of a capacity expansion project in 2005 on certain sections of our pipeline system.
     Costs and Expenses. Natural gas and liquids cost of goods sold of $162.9 million and plant operating expenses of $7.2 million for the six months ended June 30, 2006 represented increases of $60.9 million and $2.7 million, respectively, from the comparable prior year amounts due primarily to contributions from the acquisitions. Transportation and compression expenses increased $4.2 million to $5.5 million for the six months ended June 30, 2006 due mainly to NOARK system operating costs and higher Appalachia operating costs as a result of compressors added during 2005 in connection with our capacity expansion project and higher maintenance expense as a result of additional wells connected to our gathering system.
     General and administrative expenses, including amounts reimbursed to affiliates, increased $3.2 million to $9.5 million for the six months ended June 30, 2006 as compared with the prior year comparable six month period. This increase was mainly due to higher costs associated with managing our business, including management of our 2005 acquisitions and capital raising opportunities.
     Depreciation and amortization increased to $10.5 million for the six months ended June 30, 2006 compared with $5.1 million for the six months ended June 30, 2005 due primarily to the depreciation and amortization associated with the Elk City and NOARK assets acquired during 2005.
     Interest expense increased to $12.5 million for the six months ended June 30, 2006 as compared with $5.3 million for the comparable prior year six month period. This $7.2 million increase was primarily due to interest associated with our May 2006 and December 2005 issuances of 10-year senior unsecured notes, partially offset by a decrease in interest associated with borrowings under the credit facility.
Liquidity and Capital Resources
     Our primary sources of liquidity are cash generated from operations and borrowings under our credit facility. Our primary cash requirements, in addition to normal operating expenses, are for debt service, capital expenditures and quarterly distributions to our common unitholders and general partner. In general, we expect to fund:
•	cash distributions and maintenance capital expenditures through existing cash and cash flows from operating activities;

•	expansion capital expenditures and working capital deficits through the retention of cash and additional borrowings; and

•	debt principal payments through additional borrowings as they become due or by the issuance of additional limited partner units.
     At June 30, 2006, we had no amounts outstanding under our credit facility and $10.1 million of outstanding letters of credit which are not reflected as borrowings on our consolidated balance sheet, with $214.9 million of remaining committed capacity under the $225.0 million credit facility, subject to covenant limitations (see “Credit Facility”). In addition to the availability under the credit facility, we have a universal shelf registration statement on file with the Securities and Exchange Commission, which allows us to issue equity or debt securities (see “Shelf Registration Statement”), of which $352.1 million remains available at June 30, 2006. At June 30, 2006, we had a working capital position of zero compared with $16.8 million at December 31, 2005. This decrease was primarily due to an increase in the current portion of our net hedge liability between periods, which is the result of changes in commodity prices after we entered into the hedges. The majority of our hedge transactions qualify as effective cash flow hedges, and changes in commodity prices with respect to these hedge transactions are reflected as adjustments to accumulated other comprehensive loss within partners’ capital on the consolidated balance sheet. We believe that we have sufficient liquid assets, cash from operations and borrowing capacity to meet our financial commitments, debt service obligations, unitholder distributions, contingencies and anticipated capital expenditures. However, we are subject to business and operational risks that could adversely affect our cashflow. We may supplement our cash generation with proceeds from financing activities, including borrowings under our credit facility and other borrowings and the issuance of additional limited partner units.
Cash Flows — Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
     Net cash provided by operating activities of $23.9 million for the six months ended June 30, 2006 increased $1.2 million from $22.7 million for the comparable prior year six month period. The increase is derived principally from increases in net income of $11.4 million and depreciation and amortization of $5.5 million, partially offset by a $16.2 million decrease in cash resulting from changes in the components of working capital. The increases in net income and depreciation and amortization were principally due to the contribution from the 2005 acquisitions. The decrease in cash resulting from changes in the components of working capital was the result of working capital required for the growth of the 2005 acquisitions of NOARK and Elk City.
     Net cash used in investing activities was $65.7 million for the six months ended June 30, 2006, a decrease of $152.6 million from $218.3 million for the comparable prior year six month period. This decrease was principally due to a $165.6 million decrease in cash paid for acquisitions, partially offset by a $12.9 million increase in capital expenditures. Cash paid for acquisitions in 2006 consist of the acquisition of the remaining 25% equity ownership interest in NOARK, while cash paid for acquisitions in 2005 consist of the acquisition of Elk City. See further discussion of capital expenditures under “Capital Requirements.”
     Net cash provided by financing activities was $20.0 million for the six months ended June 30, 2006, a decrease of $170.8 million from $190.8 million of net cash used in financing activities for the comparable prior year six month period. This decrease was principally due to a $123.3 million increase in net repayments under our credit facility, a $71.9 million decrease in net proceeds received from the issuance of common units, a $39.0 million increase in repayment of debt, and a $15.0 million increase in cash distributions to common limited partners and the general partner. These amounts were partially offset by a $40.0 million increase in net proceeds from the issuance of cumulative convertible preferred units and a $36.7 million increase in net proceeds from the issuance of senior notes. The changes in net proceeds from the issuance of common units, preferred units, and senior notes and borrowing activity under our revolver principally relate to the construction of the Sweetwater gas plant, a new natural gas processing plant in Oklahoma expected to be operational in the third quarter of 2006 (see “— Significant Announced Internal Growth Project”) and our financing the acquisitions of Elk City in April 2005, the 75% ownership interest in NOARK in October 2005, and the remaining 25% ownership interest in NOARK in May 2006. The increase in cash distributions to common limited partners and the general partner are due mainly to increases in our common limited partner units outstanding and our cash distribution amount per common limited partner unit.
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
     The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Maintenance capital expenditures	$917	$473	$2,078	$865
Expansion capital expenditures	21,333	16,333	33,734	22,018

Total	$22,250	$16,806	$35,812	$22,883

     Expansion capital expenditures increased to $21.3 million and $33.7 million for the three and six months ended June 30, 2006, respectively, due principally to expansions of the Appalachia, Velma and Elk City gathering systems, processing facilities and compressor upgrades to accommodate new wells drilled in our service areas. Expansion capital expenditures for our Mid-Continent region for the three and six months ended June 30, 2006 also include costs incurred of approximately $10.2 million and $15.5 million, respectively, related to the construction of the Sweetwater gas plant, a new natural gas processing plant in Oklahoma expected to be operational in the third quarter of 2006 (see “— Significant Announced Internal Growth Project”). As of June 30, 2006, we have incurred $26.2 million of the projected $40 million in expenditures related to the Sweetwater project. Maintenance capital expenditures for the three and six months ended June 30, 2006 increased to $0.9 million and $2.1 million, respectively, due to the additional maintenance requirements of the 2005 acquisitions. As of June 30, 2006, we are committed to expend approximately $25.4 million on pipeline extensions, compressor station upgrades and processing facility upgrades, including $9.2 million related to the Sweetwater gas plant.
Partnership Distributions
     Our partnership agreement requires that we distribute 100% of available cash to our common unitholders and our general partner within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available cash consists generally of all of our cash receipts, less cash disbursements and net additions to reserves, including any reserves required under debt instruments for future principal and interest payments.
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
     Available cash is initially distributed 98% to our common limited partners and 2% to our general partner. These distribution percentages are modified to provide for incentive distributions to be paid to our general partner if quarterly distributions to common limited partners exceed specified targets. Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate amount of cash being distributed. The general partner’s incentive distributions declared for three and six months ended June 30, 2006 was $3.7 million and $7.2 million, respectively.

Common Equity Offerings
     On May 12, 2006, we sold 500,000 common units to Wachovia Securities, which has offered the common unit to public investors. The units, which were issued under our previously filed shelf registration statement, resulted in net proceeds of approximately $19.8 million, after underwriting commissions and other transaction costs. We utilized the net proceeds from the sale to partially repay borrowings under our credit facility made in connection with our recent acquisition of the remaining 25% interest in NOARK. Subsequent to this transaction, we had 13,049,266 common limited partner units outstanding.
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
Shelf Registration Statement
     We have an effective shelf registration statement with the Securities and Exchange Commission that permits us to periodically issue equity and debt securities for a total value of up to $500 million. As of June 30, 2006, $352.1 million remains available for issuance under the shelf registration statement. However, the amount, type and timing of any offerings will depend upon, among other things, our funding requirements, prevailing market conditions, and compliance with our credit facility covenants.
Private Placement of Convertible Preferred Units
     On March 13, 2006, we sold 30,000 6.5% cumulative convertible preferred units representing limited partner interests to Sunlight Capital Partners, LLC, an affiliate of Elliott & Associates, for aggregate proceeds of $30.0 million. We also sold an additional 10,000 6.5% cumulative preferred units to Sunlight Capital Partners for $10.0 million on May 19, 2006, pursuant to our right to require Sunlight Capital Partners to purchase such additional units under the purchase agreement with Sunlight. The preferred units are entitled to receive dividends of 6.5% per annum commencing on March 13, 2007, which will accrue and be paid quarterly on the same date as the distribution payment date for our common units. The preferred units are convertible, at the holder’s option, into common units commencing on the date immediately following the first record date after March 13, 2007 at a conversion price equal to the lesser of $41.00 or 95% of the market price of our common units as of the date of the notice of conversion. We may elect to pay cash rather than issue common units in satisfaction of a conversion request. We have the right to call the preferred units at a specified premium. We have also agreed to file a registration statement to cover the resale of the common units underlying the preferred units. The net proceeds from the initial issuance of the preferred units was used to fund a portion of our capital expenditures in 2006, including the construction of the Sweetwater gas plant and related gathering system. The proceeds from the issuance of the additional 10,000 preferred units was used to reduce indebtedness under our credit facility incurred in connection with the acquisition of the remaining 25% interest in NOARK. The preferred units are reflected on our consolidated balance sheet as preferred equity within Partners’ Capital. If converted to common units, the preferred equity amount converted will be reclassified to common unit equity within Partners’ Capital on our consolidated balance sheet. Dividends accrued and paid on the preferred units and any premium paid upon their redemption, if any, will be recognized as a reduction to our net income in determining net income attributable to common unitholders and the general partner.
Credit Facility
     We have a $225.0 million credit facility with a syndicate of banks which matures in June 2011. The credit facility bears interest, at our option, at either (i) adjusted LIBOR plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). There were no amounts outstanding under the credit facility at June 30, 2006. Up to $50.0 million of the credit facility may be utilized for letters of credit, of which $10.1 million was outstanding at June 30, 2006. These outstanding letter of credit amounts were not reflected as borrowings on our consolidated balance sheet. Borrowings under the credit facility are secured by a lien on and security interest in all of our property and that of our wholly-owned subsidiaries, and by the guaranty of each of our wholly-owned subsidiaries. The credit facility contains customary covenants, including restrictions on our ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to our unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in our subsidiaries. We are in compliance with these covenants as of June 30, 2006.
     The events which constitute an event of default are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreements, adverse judgments against us in excess of a specified amount, and a change of control of our general partner.
     The credit facility requires us to maintain a ratio of senior secured debt (as defined in the credit facility) to EBITDA (as defined in the credit facility) of not more than 4.0 to 1.0; a funded debt (as defined in the credit facility) to EBITDA ratio of not more than 5.25 to 1.0; and an interest coverage ratio (as defined in the credit facility) of not less than 3.0 to 1.0. The credit facility defines EBITDA to include pro forma adjustments, acceptable to the administrator of the facility, following material acquisitions. As of June 30, 2006, our ratio of senior secured debt to EBITDA was 0.1 to 1.0, our funded debt ratio was 3.2 to 1.0 and our interest coverage ratio was 4.1 to 1.0.
     We are unable to borrow under our credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to our partnership agreement.
Senior Notes
     In December 2005, we and our subsidiary, Atlas Pipeline Finance Corp. (“APFC”), issued $250.0 million of 10-year, 8.125% senior unsecured notes (“Senior Notes”) in a private placement transaction pursuant to Rule 144A and Regulation S under the Securities Act of 1933 for net proceeds of $243.1 million, after underwriting commissions and other transaction costs. In May 2006, we and APFC issued an additional $35.0 million of senior unsecured notes at 103% par value, with a resulting effective yield of approximately 7.6%, for net proceeds of approximately $36.7 million, including accrued interest and net of initial purchaser’s discount and other transaction costs. Interest on the Senior Notes is payable semi-annually in arrears on June 15 and December 15. The Senior Notes are redeemable at any time on or after December 15, 2010 at certain redemption prices, together with accrued and unpaid interest to the date of redemption. The Senior Notes are also redeemable at any time prior to December 15, 2010 at stated redemption prices, together with accrued and unpaid interest to the date of redemption. In addition, prior to December 15, 2008, we may redeem up to 35% of the aggregate principal amount of the Senior Notes with the proceeds of certain equity offerings at a stated redemption price. The Senior Notes are also subject to repurchase by us at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if we do not reinvest the net proceeds within 360 days. The Senior Notes are junior in right of payment to our secured debt, including our obligations under the credit facility.

     The indenture governing the Senior Notes contains covenants, including limitations of our ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of our assets. We are in compliance with these covenants as of June 30, 2006.
     In connection with a Senior Notes registration rights agreement entered into by us, we agreed to (a) file an exchange offer registration statement with the Securities and Exchange Commission for the Senior Notes by April 19, 2006, (b) cause the exchange offer registration statement to be declared effective by the Securities and Exchange Commission by July 18, 2006, and (c) cause the exchange offer to be consummated by August 17, 2006. If we do not meet the aforementioned deadlines, the Senior Notes will be subject to additional interest, up to 1% per annum, until such time that the deadlines have been met. On April 19, 2006, we filed an exchange offer registration statement for the Senior Notes with the Securities and Exchange Commission, which was declared effective on July 11, 2006. We expect to consummate the exchange offer by August 17, 2006 and thereby fulfill all of the requirements of the Senior Notes registration rights agreement by the specified dates.
NOARK Notes
     On May 2, 2006, we acquired the remaining 25% equity ownership interest in NOARK from Southwestern. Prior to this acquisition, NOARK’s subsidiary, NOARK Pipeline Finance, L.L.C., had $39.0 million in principal amount outstanding of 7.15% notes due in 2018, which was presented as debt on our consolidated balance sheet, to be allocated severally 100% to Southwestern. In connection with the acquisition of the 25% equity ownership interest in NOARK, Southwestern acquired NOARK Pipeline Finance, L.L.C. and agreed to retain the obligation for the outstanding NOARK notes, with the result that neither we nor NOARK have any further liability with respect to such notes.
Significant Announced Internal Growth Project
     In October 2005, we announced plans to complete construction of a new natural gas processing plant in Beckham County, Oklahoma near our Prentiss treating facility, in the third quarter of 2006. The new plant, to be known as the Sweetwater gas plant, will be scaled to 120 MMcf/d of processing capacity. The Sweetwater gas plant will be located west of our Elk City gas plant, and is being built to further access natural gas production actively being developed in western Oklahoma and the Texas panhandle. Along with the Sweetwater gas plant, we will construct a gathering system to be located primarily in western Oklahoma and in the Texas panhandle, more specifically, Beckham and Roger Mills counties in Oklahoma and Hemphill County, Texas. We anticipate that construction of the Sweetwater gas plant and associated gathering system will cost approximately $40.0 million, of which approximately $26.2 million has been expended through June 30, 2006.
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenues and expenses during the reporting period. Although we believe our estimates are reasonable, actual results could differ from those estimates. A discussion of our significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included within our Annual Report on Form 10-K for the year ended December 31, 2005, and there have been no material changes to these policies through June 30, 2006.

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
     We are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodically use derivative financial instruments. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on June 30, 2006. Only the potential impact of hypothetical assumptions is analyzed. The analysis does not consider other possible effects that could impact our business.
     Interest Rate Risk. At June 30, 2006, we had a $225.0 million revolving credit facility (no amounts outstanding) to fund the expansion of our existing gathering systems, acquire other natural gas gathering systems and fund working capital movements as needed. Borrowings under this credit facility in future periods will subject us to movements in interest rates, which could negatively impact our net income and cash flow.
     Commodity Price Risk. We are exposed to commodity prices as a result of being paid for certain services in the form of commodities rather than cash. For gathering services, we receive fees or commodities from the producers to bring the raw natural gas from the wellhead to the processing plant. For processing services, we either receive fees or commodities as payment for these services, based on the type of contractual agreement. Based on our current portfolio of gas supply contracts, we have long condensate, NGL, and natural gas positions. A 10% change in the average price of NGLs, natural gas and condensate we process and sell would result in a change to our consolidated income for the twelve-month period ending June 30, 2007 of approximately $3.2 million.
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

     Derivatives are recorded on our consolidated balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, we recognize the effective portion of changes in fair value in partners’ capital as accumulated other comprehensive loss and reclassify them to natural gas and liquids revenue within the consolidated statements of income as the underlying transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, we recognize changes in fair value within our consolidated statements of income as they occur. At June 30, 2006 and December 31, 2005, we reflected net hedging liabilities on our consolidated balance sheets of $43.0 million and $30.4 million, respectively. Of the $42.9 million of net loss in accumulated other comprehensive loss at June 30, 2006, if the fair value of the instruments remain at current market values, we will reclassify $18.7 million of losses to our consolidated statements of income over the next twelve month period as these contracts expire, and $24.2 million will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within natural gas and liquids revenue in our consolidated statements of income while the hedge contracts are open and may increase or decrease until settlement of the contract. We recognized losses of $3.2 million and $1.3 million for the three months ended June 30, 2006 and 2005, respectively, and losses of $5.6 million and $1.9 million for the six months ended June 30, 2006 and 2005, respectively, within our consolidated statements of income related to the settlement of qualifying hedge instruments. We also recognized gains of $0.4 million and $0.3 million for the three months ended June 30, 2006 and 2005, respectively, and gains of $0.9 million and $0.1 million for the six months ended June 30, 2006 and 2005, respectively, within our consolidated statements of income related to the change in market value of non-qualifying or ineffective hedges.
     A portion of our future natural gas sales is periodically hedged through the use of swaps and collar contracts. Realized gains and losses on the derivative instruments that are classified as effective hedges are reflected in the contract month being hedged as an adjustment to revenue.
     As of June 30, 2006, we had the following NGLs, natural gas, and crude oil volumes hedged:
     Natural Gas Liquids Sales

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(1)
Ended December 31,	(gallons)	(per gallon)	(in thousands)
2006	31,122,000	$0.758	$(9,751)
2007	36,036,000	0.717	(12,238)
2008	33,012,000	0.697	(11,491)
2009	8,568,000	0.746	(2,750)

			$(36,230)

     Natural Gas Sales

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(3)
Ended December 31,	(MMBTU)(2)	(per MMBTU)	(in thousands)
2006	500,000	$7.019	$(194)
2007	1,080,000	7.255	(2,080)
2008	240,000	7.270	(487)

			$(2,761)

     Natural Gas Basis Sales

Production		Average	Fair Value
Period	Volumes	Fixed Price	Asset(3)
Ended December 31,	(MMBTU)(2)	(per MMBTU)	(in thousands)
2006	600,000	$(0.525)	$376
2007	1,080,000	(0.535)	739
2008	240,000	(0.555)	146

			$1,261

     Natural Gas Purchases

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(3)
Ended December 31,	(MMBTU)(2)	(per MMBTU)	(in thousands)
2006	1,800,000	$7.857	$(810)

$(810)

     Natural Gas Basis Purchases

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(3)
Ended December 31,	(MMBTU)(2)	(per MMBTU)	(in thousands)
2006	2,160,000	$(0.781)	$(738)

$(738)

     Crude Oil Sales

Production		Average	Fair Value
Period	Volumes	Strike Price	Liability(3)
Ended December 31,	(barrels)	(per barrel)	(in thousands)
2006	35,400	$52.956	$(776)
2007	80,400	56.069	(1,613)
2008	62,400	59.267	(933)
2009	36,000	62.700	(335)

			$(3,657)

     Crude Oil Sales Options

Production		Average	Fair Value
Period	Volumes	Strike Price	Liability(3)
Ended December 31,	(barrels)	(per barrel)	(in thousands)	Option Type
2006	6,600	$60.000	$—	Puts purchased
2006	6,600	73.380	(10)	Calls sold
2007	13,200	60.000	—	Puts purchased
2007	13,200	73.380	(36)	Calls sold
2008	17,400	60.000	—	Puts purchased
2008	17,400	72.807	(19)	Calls sold
2009	30,000	60.000	—	Puts purchased
2009	30,000	71.250	(23)	Calls sold

			$(88)

	Total net liability		$(43,023)

(1)	Fair value based upon management estimates, including forecasted forward NGL prices as a function of forward NYMEX natural gas, light crude and propane prices.

(2)	MMBTU represents million British Thermal Units.

(3)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Agreement of Limited Partnership (1)
3.2	Certificate of Limited Partnership of Atlas Pipeline Partners, L.P. (2)
3.3	Certificate of Designation of 6.5% Cumulative Convertible Preferred Units (3)
10.1	Securities Purchase Agreement dated as of March 13, 2006 between the Partnership and Sunlight Capital Partners, LLC (3)
10.2	Registration Rights Agreement dated as of March 13, 2006 between the Partnership and Sunlight Capital Partners, LLC (3)
10.3	Second Amendment to Revolving Credit and Term Loan Agreement dated as of May 1, 2006
10.4	Third Amendment to Revolving Credit and Term Loan Agreement dated as of June 29, 2006
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges
31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
32.2	Section 1350 Certifications

(1)	Previously filed as an exhibit to the Partnership’s registration statement on Form S-3, Registration No. 333-113523 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Partnership’s registration statement on Form S-1, Registration No. 333-85193 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Partnership’s current report on Form 8-K filed on March 14, 2006 and incorporated herein by reference.

SIGNATURES
ATLAS PIPELINE PARTNERS, L.P.
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	Atlas Pipeline Partners GP, LLC, its General Partner

Date: August 4, 2006	By:	/s/ EDWARD E. COHEN
Edward E. Cohen Chairman of the Managing Board of the General Partner (Chief Executive Officer of the General Partner)

Date: August 4, 2006	By:	/s/ MICHAEL L.STAINES
Michael L. Staines
President, Chief Operating Officer and Managing Board Member of the General Partner

Date: August 4, 2006	By:	/s/ MATTHEW A. JONES
Matthew A. Jones
Chief Financial Officer of the General Partner

Date: August 4, 2006	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath
Chief Accounting Officer of the General Partner