Form 10-Q/A
period 2006-09-30
ATLAS PIPELINE PARTNERS LP
filed 2007-03-14
CIK 1092914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

Explanatory Note

We are filing this Amendment No.1 to our Quarterly Report on Form 10-Q (“Amendment No.1”) for the quarter ended September 30, 2006. The Quarterly Report on Form 10-Q was originally filed on November 9, 2006 (the “Original Filing”). Amendment No. 1 is being filed to recognize additional net income of $2.3 million within our consolidated financial statements for both the three and nine months ended September 30, 2006. The additional net income is the result of the recognition of a gain with respect to certain financial hedge instruments under Statement of Financial Accounting Standards No. 133, “Accounting for derivative Instruments and Hedging Activities.” Amendment No. 1 amends Items 1 and 2 of Part I of the Original Filing to reflect the effects of this net income recognition and for the convenience of the reader, sets forth the remainder of the Original Filing in its entirety.

Except as described above, no other information in Amendment No. 1 is amended hereby. Amendment No. 1 does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, Amendment No. 1 should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Filing. In addition, Item 6 of Part II of Amendment No. 1 has been amended to contain, in accordance with the rules of the SEC, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q/A

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (RESTATED)

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

C ONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	September 30, 2006	December 31, 2005
	(As Restated - see Note 15)
ASSETS
Current assets:
Cash and cash equivalents	$7,986	$34,237
Accounts receivable – affiliates	6,648	4,649
Accounts receivable	46,325	57,528
Current portion of hedge asset	3,626	11,388
Prepaid expenses and other	7,404	2,454

Total current assets	71,989	110,256

Property, plant and equipment, net	590,634	445,066

Long-term hedge asset	4,975	4,388

Intangible assets, net	26,133	54,869

Goodwill	63,441	111,446

Other assets, net	14,648	16,701

	$771,820	$742,726

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current portion of long-term debt	$92	$1,263
Accounts payable	5,092	15,609
Accrued liabilities	23,594	16,064
Current portion of hedge liability	17,431	23,796
Accrued producer liabilities	29,748	36,712

Total current liabilities	75,957	93,444

Long-term hedge liability	18,910	22,410

Long-term debt, less current portion	299,548	297,362

Commitments and contingencies

Partners’ capital:
Preferred limited partner’s interest	38,770	—
Common limited partners’ interests	356,975	349,491
General partner’s interest	11,152	10,094
Accumulated other comprehensive loss	(29,492)	(30,075)

Total partners’ capital	377,405	329,510

	$771,820	$742,726

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(As Restated - see Note 15)		(As Restated - see Note 15)
Revenue:
Natural gas and liquids	$103,671	$96,234	$300,694	$218,268
Transportation and compression – affiliates	6,951	6,248	22,659	16,447
Transportation and compression – third parties	6,726	16	20,882	54
Interest income and other	3,198	147	3,622	352

Total revenue and other income	120,546	102,645	347,857	235,121

Costs and expenses:
Natural gas and liquids	89,679	82,537	252,577	184,578
Plant operating	3,853	2,745	11,006	7,242
Transportation and compression	2,948	871	8,404	2,169
General and administrative	4,835	2,431	12,700	7,763
Compensation reimbursement – affiliates	378	412	1,983	1,365
Depreciation and amortization	6,152	3,438	16,685	8,495
Interest	5,700	3,166	18,191	8,478
Minority interest in NOARK	–	–	118	–
Other	–	(9)	–	138

Total costs and expenses	113,545	95,591	321,664	220,228

Net income	7,001	7,054	26,193	14,893
Preferred unit imputed dividend cost	(627)	–	(1,262)	–

Net income attributable to common limited partners and the general partner	$6,374	$7,054	$24,931	$14,893

Allocation of net income attributable to common limited partners and the general partner:
Common limited partners’ interest	$2,567	$4,600	$13,664	$9,003
General partner’s interest	3,807	2,454	11,267	5,890

Net income attributable to common limited partners and the general partner	$6,374	$7,054	$24,931	$14,893

Net income attributable to common limited partners per unit:
Basic	$0.20	$0.48	$1.07	$1.09

Diluted	$0.19	$0.48	$1.05	$1.09

Weighted average common limited partner units outstanding:
Basic	13,076	9,511	12,818	8,226

Diluted	13,248	9,591	12,975	8,277

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (AS RESTATED-SEE NOTE 15)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands, except unit data)

(Unaudited)

	Number of Limited Partner Units		Preferred Limited Partner	Common Limited Partners	General Partners	Accumulated Other Comprehensive Income/(Loss)	Total Partners’ Capital
	Preferred	Common
Balance at January 1, 2006	—	12,549,266	$—	$349,491	$10,094	$(30,075)	$329,510
Issuance of common units	—	500,000	—	19,704	—	—	19,704
Issuance of 6.5% cumulative convertible preferred limited partner units	40,000	—	37,508	—	—	—	37,508
Preferred dividend discount	—	—	—	2,350	48	—	2,398
General partner capital contribution	—	—	—	—	1,206	—	1,206
Unissued common units under incentive plans	—	—	—	4,125	—	—	4,125
Issuance of units under incentive plans	—	31,152	—	—	—	—	—
Distributions paid to common limited partners and the general partner	—	—	—	(32,076)	(11,463)	—	(43,539)
Distribution equivalent rights paid on unissued units under incentive plans	—	—	—	(283)	—	—	(283)
Other comprehensive income	—	—	—	—	—	583	583
Net income	—	—	1,262	13,664	11,267	—	26,193

Balance at September 30, 2006	40,000	13,080,418	$38,770	$356,975	$11,152	$(29,492)	$377,405

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(As Restated - see Note 15)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,193	$14,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,685	8,495
Non-cash gain on derivative value	(2,107)	(1,091)
Non-cash compensation expense	4,125	2,809
Amortization of deferred finance costs	1,753	1,741
Minority interest in NOARK	118	—
Gain on asset sales and dispositions	(2,639)	—
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and prepaid expenses and other	7,434	(22,317)
Accounts payable and accrued liabilities	(9,648)	25,511
Accounts payable and accounts receivable – affiliates	(1,999)	(2,922)

Net cash provided by operating activities	39,915	27,119

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisitions	(30,000)	(195,201)
Capital expenditures	(61,743)	(34,519)
Proceeds from sales of assets	7,559	—
Other	67	(172)

Net cash used in investing activities	(84,117)	(229,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of debt	36,610	—
Repayment of debt	(38,990)	—
Borrowings under credit facility	37,000	271,500
Repayments under credit facility	(33,000)	(142,250)
Net proceeds from issuance of common limited partner units	19,704	91,720
Net proceeds from issuance of preferred limited partner units	39,906	—
General partner capital contribution	1,206	1,930
Distributions paid to common limited partners and the general partner	(43,539)	(22,864)
Other	(946)	(3,442)

Net cash provided by financing activities	17,951	196,594

Net change in cash and cash equivalents	(26,251)	(6,179)
Cash and cash equivalents, beginning of period	34,237	18,214

Cash and cash equivalents, end of period	$7,986	$12,035

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

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

Comprehensive Income (Loss) (Restated)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Restated)		(Restated)
Net income	$7,001	$7,054	$26,193	$14,893

Other comprehensive income (loss):
Changes in fair value of derivative instruments accounted for as hedges	8,536	(29,622)	(9,935)	(49,507)
Add: reclassification adjustment for losses in net income	4,896	2,450	10,518	4,381

Total other comprehensive income (loss)	13,432	(27,172)	583	(45,126)

Comprehensive income (loss)	$20,433	$(20,118)	$26,776	$(30,233)

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

NOTE 8 – ACQUISITIONS (RESTATED)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Restated)		(Restated)
Total revenue and other income	$120,546	$124,522	$347,857	$333,488
Net income	$7,001	$8,415	$26,383	$13,160
Net income attributable to common limited partners and the general partner	$6,374	$7,939	$24,842	$11,770
Net income attributable to common limited partners per unit:
Basic	$0.20	$0.42	$1.04	$0.46
Diluted	$0.19	$0.42	$1.03	$0.45

NOTE 9 – DERIVATIVE INSTRUMENTS (RESTATED)

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

Derivatives are recorded on the Partnership’s consolidated balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, the Partnership recognizes the effective portion of changes in fair value in partners’ capital as accumulated other comprehensive income (loss), and reclassifies them to natural gas and liquids revenue within the consolidated statements of income as the underlying transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, the Partnership recognizes changes in fair value within its consolidated statements of income as they occur. At September 30, 2006 and December 31, 2005, the Partnership reflected net hedging liabilities on its consolidated balance sheets of $27.7 million and $30.4 million, respectively. Of the $29.5 million of net loss in accumulated other comprehensive loss at September 30, 2006, if the fair value of the instruments remain at current market values, the Partnership will reclassify $14.1 million of losses to its consolidated statements of income over the next twelve month period as these contracts expire, and $15.4 million will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within natural gas and liquids revenue in the Partnership’s consolidated statements of income while the hedge contracts are open and may increase or decrease until settlement of the contract. The Partnership recognized losses of $4.9 million and $2.5 million for the three months ended September 30, 2006 and 2005, respectively, and losses of $10.5 million and $4.4 million for the nine months ended September 30, 2006 and 2005, respectively, within its consolidated statements of income related to the settlement of qualifying hedge instruments. The Partnership also recognized a gain of $3.7 million and a loss of $0.8 million for the three months ended September 30, 2006 and 2005, respectively, and a gain of $4.6 million and a loss of $0.7 million for the nine months ended September 30, 2006 and 2005, respectively, within its consolidated statements of income related to the change in market value of non-qualifying or ineffective hedges.

A portion of the Partnership’s future natural gas sales is periodically hedged through the use of swaps and collar contracts. Realized gains and losses on the derivative instruments that are classified as effective hedges are reflected in the contract month being hedged as an adjustment to revenue.

As of September 30, 2006, the Partnership had the following NGLs, natural gas, and crude oil volumes hedged:

Natural Gas Liquids Sales

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Liability(1)
	(gallons)	(per gallon)	(in thousands)
2006	17,262,000	$0.788	$(1,908)
2007	84,924,000	0.849	(2,344)
2008	33,012,000	0.697	(5,659)
2009	8,568,000	0.746	(1,244)

			$(11,155)

Crude Oil Sales Options (associated with NGL volume)

Production Period Ended December 31,	Crude Volume	Associated NGL Volume	Average Crude Strike Price	Fair Value Asset/Liability(3)	Option Type
	(barrels)	(gallons)	(per barrel)	(in thousands) (Restated)
2008	720,000	40,219,000	$60.00	$2,994	Puts purchased
2008	720,000	40,219,000	84.00	(1,878)	Calls sold
2009	720,000	40,219,000	60.00	3,918	Puts purchased
2009	720,000	40,219,000	81.00	(2,634)	Calls sold

				$2,400

Natural Gas Sales

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Asset/(Liability)(3)
	(MMBTU)(2)	(per MMBTU)	(in thousands)
2006	200,000	$7.019	$107
2007	1,080,000	7.255	(451)
2008	240,000	7.270	(223)

			$(567)

Natural Gas Basis Sales

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Asset(3)
	(MMBTU)(2)	(per MMBTU)	(in thousands)
2006	300,000	$(0.525)	$49
2007	1,080,000	(0.535)	369
2008	240,000	(0.555)	131

			$549

Natural Gas Purchases

Production Period Ended December 31,	Volumes	Average Fixed Price		Fair Value Liability(3)
	(MMBTU)(2)	(per MMBTU)		(in thousands)
2006	720,000	$8.384		$(1,369)
2007	6,960,000	8.855	(4)	(11,059)
2008	3,336,000	8.872	(5)	(3,723)
2009	2,400,000	8.450		(1,682)

				$(17,833)

Natural Gas Basis Purchases

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Asset(3)
	(MMBTU)(2)	(per MMBTU)	(in thousands)
2006	1,080,000	$(0.835)	$189
2007	6,960,000	(0.903)	272
2008	3,336,000	(1.042)	272
2009	2,400,000	(0.600)	130

			$863

Crude Oil Sales

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Liability(3)
	(barrels)	(per barrel)	(in thousands)
2006	17,800	$53.358	$(179)
2007	77,900	56.175	(900)
2008	65,400	59.424	(621)
2009	33,000	62.700	(159)

			$(1,859)

Crude Oil Sales Options

Production Period Ended December 31,	Volumes	Average Strike Price	Fair Value Asset/Liability(3)	Option Type
	(barrels)	(per barrel)	(in thousands) (Restated)
2006	3,300	$60.000	$2	Puts purchased
2006	3,300	73.380	(1)	Calls sold
2007	13,200	60.000	28	Puts purchased
2007	13,200	73.380	(45)	Calls sold
2008	17,400	60.000	64	Puts purchased
2008	17,400	72.807	(101)	Calls sold
2009	30,000	60.000	125	Puts purchased
2009	30,000	71.250	(210)	Calls sold

			$(138)

	Total net liability		$(27,740)

(1)	Fair value based upon management estimates, including forecasted forward NGL prices as a function of forward NYMEX natural gas, light crude and propane prices.
(2)	MMBTU represents million British Thermal Units.
(3)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.
(4)

Includes the Partnership’s premium received from its sale of an option for it to sell 4,800,000 mmbtu of natural gas at an average price of $15.25 per mmbtu for the year ended December 31, 2007, partially offset by its premium paid from its purchase of an option to purchase 1,200,000 mmbtu of natural gas at $26.00 per mmbtu.

(5)	Includes the Partnership’s premium received from its sale of an option for it to sell 936,000 mmbtu of natural gas for the year ended December 31, 2008 at $15.50 per mmbtu.

NOTE 10 – DEBT (RESTATED)

Total debt consists of the following (in thousands):

	September 30, 2006	December 31, 2005
Revolving Credit Facility	$13,500	$9,500
Senior Notes	286,005	250,000
NOARK Notes	—	39,000
Other debt	135	125

	299,640	298,625
Less current maturities	(92)	(1,263)

	$299,548	$297,362

Credit Facility (Restated)

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

The credit facility requires the Partnership to maintain a ratio of senior secured debt (as defined in the credit facility) to EBITDA (as defined in the credit facility) of not more than 4.0 to 1.0; a funded debt (as defined in the credit facility) to EBITDA ratio of not more than 5.25 to 1.0; and an interest coverage ratio (as defined in the credit facility) of not less than 3.0 to 1.0. The credit facility defines EBITDA to include pro forma adjustments, acceptable to the administrator of the facility, following material acquisitions. As of September 30, 2006, the Partnership’s ratio of senior secured debt to EBITDA was 0.3 to 1.0, its funded debt ratio was 3.6 to 1.0 and its interest coverage ratio was 3.7 to 1.0.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

NOTE 12 – STOCK COMPENSATION

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

NOTE 13 – RELATED PARTY TRANSACTIONS

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

NOTE 14 – OPERATING SEGMENT INFORMATION (RESTATED)

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

The following summarizes the Partnership’s operating segment data for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Restated)		(Restated)
Mid-Continent
Revenue:
Natural gas and liquids	$103,671	$96,234	$300,694	$218,268
Transportation and compression	6,707	—	20,817	—
Interest income and other	3,080	60	3,098	77

Total revenue and other income	113,458	96,294	324,609	218,345

Costs and expenses:
Natural gas and liquids	89,679	82,537	252,577	184,578
Plant operating	3,853	2,745	11,006	7,242
Transportation and compression	1,623	—	4,794	—
General and administrative	3,356	1,258	8,988	4,307
Minority interest in NOARK	—	—	118	—
Depreciation and amortization	5,200	2,739	14,034	6,597

Total costs and expenses	103,711	89,279	291,517	202,724

Segment profit	$9,747	$7,015	$33,092	$15,621

Appalachia
Revenue:
Transportation and compression – affiliates	$6,951	$6,248	$22,659	$16,447
Transportation and compression – third parties	19	16	65	54
Interest income and other	118	87	524	275

Total revenues and other income	7,088	6,351	23,248	16,776

Costs and expenses:
Transportation and compression	1,325	871	3,610	2,169
General and administrative	929	801	2,848	2,410
Depreciation and amortization	952	699	2,651	1,898

Total costs and expenses	3,206	2,371	9,109	6,477

Segment profit	$3,882	3,980	$14,139	$10,299

Reconciliation of segment profit to net income:
Segment profit
Mid-Continent	$9,747	$7,015	$33,092	$15,621
Appalachia	3,882	3,980	14,139	10,299

Total segment profit	13,629	10,995	47,231	25,920
Corporate general and administrative expenses	(928)	(784)	(2,847)	(2,411)
Interest expense	(5,700)	(3,166)	(18,191)	(8,478)
Other	—	9	—	(138)

Net income	$7,001	$7,054	$26,193	$14,893

Capital Expenditures:
Mid-Continent	$20,706	$7,360	$47,903	$21,890
Appalachia	5,225	4,276	13,840	12,629

	$25,931	$11,636	$61,743	$34,519

	September 30, 2006	December 31, 2005
	(Restated )
Balance sheet
Total assets:
Mid-Continent	$716,967	$668,782
Appalachia	34,246	43,428
Corporate other	20,607	30,516

	$771,820	$742,726

Goodwill:
Mid-Continent	$61,136	$109,141
Appalachia	2,305	2,305

	$63,441	$111,446

The following tables summarize the Partnership’s total revenues by product or service for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Restated )		(Restated )
Natural gas and liquids:
Natural gas	$53,393	$54,970	$152,990	$122,837
NGLs	45,605	37,827	128,523	86,761
Condensate	1,427	1,547	4,950	3,768
Other (1)	3,246	1,890	14,231	4,902

Total	$103,671	$96,234	$300,694	$218,268

Transportation and compression:
Affiliates	$6,951	$6,248	$22,659	$16,447
Third parties	6,726	16	20,882	54

Total	$13,677	$6,264	$43,541	$16,501

(1)	Includes treatment, processing, and other revenue associated with the products noted.

NOTE 15 — RESTATEMENT

Subsequent to the issuance of the Partnership’s consolidated financial statements for the three and nine months ended September 30, 2006, management of the Partnership determined that it had not properly recognized additional net income of $2.3 million within its consolidated financial statements for both the three and nine months ended September 30, 2006. The additional net income was the result of the recognition of an unrealized gain with respect to certain financial derivative instruments under SFAS No. 133. Specifically, the Partnership entered into a significant number of option instruments (a combination of puts purchased and calls sold that are commonly known as “costless collars”) in September 2006 to hedge its exposure to movements in commodity prices that were not appropriately valued within its consolidated financial statements under the provisions of SFAS No. 133. While the costless collars were valued appropriately with regard to their intrinsic value, the Partnership did not record a fair value for the time-value component of the derivative instruments. All of the Partnership’s other derivative instruments that were in effect during 2006 have been appropriately recorded within its consolidated financial statements. The following tables detail the effects of the restatement (in thousands, except per share amounts):

	September 30, 2006
CONSOLIDATED BALANCE SHEET	As Previously Reported	Adjustment	As Restated
Long-term hedge asset	$2,575	$2,400	$4,975
Total assets	769,420	2,400	771,820
Current portion of hedge liability	17,421	10	17,431
Total current liabilities	75,947	10	75,957
Long-term hedge liability	18,782	128	18,910
Common limited partner’s interests	354,758	2,217	356,975
General partner’s interest	11,107	45	11,152
Total partners’ capital	375,143	2,262	377,405
Total liabilities and partners’ capital	769,420	2,400	771,820

	Three months ended September 30, 2006
CONSOLIDATED STATEMENT OF INCOME	As Previously Reported	Adjustment	As Restated
Natural gas and liquids revenue	$101,409	$2,262	$103,671
Total revenue and other income	118,284	2,262	120,546
Net income	4,739	2,262	7,001
Net income – common limited partners’ interest	350	2,217	2,567
Net income – general partner’s interest	3,762	45	3,807
Net income attributable to common limited partners and the general partner	4,112	2,262	6,374
Basic net income per common limited partners’ unit	0.03	0.17	0.20
Diluted net income per common limited partners’ unit	0.03	0.16	0.19

	Nine months ended September 30, 2006
CONSOLIDATED STATEMENT OF INCOME	As Previously Reported	Adjustment	As Restated
Natural gas and liquids revenue	$298,432	$2,262	$300,694
Total revenue and other income	345,595	2,262	347,857
Net income	23,931	2,262	26,193
Net income – common limited partners’ interest	11,447	2,217	13,664
Net income – general partner’s interest	11,222	45	11,267
Net income attributable to common limited partners and the general partner	22,669	2,262	24,931
Basic net income per common limited partners’ unit	0.89	0.18	1.07
Diluted net income per common limited partners’ unit	0.88	0.17	1.05

	Nine months ended September 30, 2006
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL	As Previously Reported	Adjustment	As Restated
Net income – common limited partners	$11,447	$2,217	$13,664
Net income – general partner	11,222	45	11,267
Balance at September 30, 2006 – common limited partners	354,758	2,217	356,975
Balance at September 30, 2006 – general partner	11,107	45	11,152

	Nine months ended September 30, 2006
CONSOLIDATED STATEMENT OF CASH FLOWS	As Previously Reported	Adjustment	As Restated
Net income	$23,931	$2,262	$26,193
Non-cash loss (gain) on derivative value	155	(2,262)	(2,107)
Net cash provided by operating activities	39,915	—	39,915
Net change in cash and cash equivalents	(26,251)	—	(26,251)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

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

Restatement

Subsequent to the issuance of the our consolidated financial statements for the three and nine months ended September 30, 2006, our management determined that we had not properly recognized additional net income of $2.3 million within our consolidated financial statements for both the three and nine months ended September 30, 2006. The additional net income was the result of the recognition of a gain with respect to certain financial hedge instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to this restatement. For additional information regarding the restatement, refer to Note 15 to the consolidated financial statements in Item 1. – Financial Statements.

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

Through our Mid-Continent operations, we own and operate:

•	a FERC-regulated, 565-mile interstate pipeline system that extends from southeastern Oklahoma through Arkansas and into southeastern Missouri and has throughput capacity of approximately 322 MMcf/d;

•	three natural gas processing plants with aggregate capacity of approximately 350 MMcf/d and one treating facility with a capacity of approximately 200 MMcf/d, all located in Oklahoma; and

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

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenue. Natural gas and liquids revenue was $103.7 million for the three months ended September 30, 2006, an increase of $7.5 million from $96.2 million for the three months ended September 30, 2005. The increase was attributable to revenue contribution from the NOARK system, of which a 75% ownership interest was acquired in October 2005 and the remaining 25% ownership interest was acquired in May 2006, of $9.9 million and an increase of $5.0 million from the Elk City system due primarily to an increase in volumes, partially offset by a decrease from the Velma system of $7.4 million due mainly to a decrease in natural gas prices and lower volumes resulting mainly from the expiration of a short-term low-margin gathering and processing agreement, the curtailment of our throughput on certain connected third-party pipelines due to maintenance and pressure issues, and reduced throughput due to a temporary outage at one of our compressor stations resulting from fire damage. Gross natural gas gathered on the Elk City system averaged 284.5 MMcf/d for the three months ended September 30, 2006, an 18.1% increase from the prior year comparable quarter. Gross natural gas gathered averaged 62.1 MMcf/d on the Velma system for the three months ended September 30, 2006, a decrease of 9.3% from the comparable prior year quarter. The decrease in throughput on the Velma system was mainly the result of the items mentioned previously.

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

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenue. Natural gas and liquids revenue was $300.7 million for the nine months ended September 30, 2006, an increase of $82.4 million from $218.3 million for the nine months ended September 30, 2005. The increase was primarily attributable to revenue contributions from the NOARK system, of which a 75% ownership interest was acquired in October 2005 and the remaining 25% ownership interest was acquired in May 2006, of $37.0 million and the Elk City system, which was acquired in April 2005, of $54.0 million, partially offset by a decrease from the Velma system of $8.6 million due principally to a decrease in natural gas prices and lower volumes resulting from the expiration of a short-term low-margin gathering and processing agreement. Gross natural gas gathered on the Elk City system averaged 271.0 MMcf/d for the nine months ended September 30, 2006, an 11.8% increase from the prior year period. Gross natural gas gathered averaged 61.6 MMcf/d on the Velma system for the nine months ended September 30, 2006, a decrease of 10.8% from the comparable prior year nine month period due the expiration of a short-term low-margin gathering and processing agreement.

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

Cash Flows – Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net cash provided by operating activities of $39.9 million for the nine months ended September 30, 2006 represented an increase of $12.8 million from $27.1 million for the comparable prior year nine month period. The increase is derived principally from increases in net income of $11.3 million, depreciation and amortization of $8.2 million, and non-cash compensation expense of $1.3 million, partially offset by a $4.5 million decrease in cash flows from operating activities resulting from changes in the components of working capital and a $2.6 million increase in gains recognized on sales of assets for which the cash received was recorded within cash flows from investing activities. The increases in net income and depreciation and amortization were principally due to the contributions from the NOARK and Elk City acquisitions.

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

The credit facility requires us to maintain a ratio of senior secured debt (as defined in the credit facility) to EBITDA (as defined in the credit facility) of not more than 4.0 to 1.0; a funded debt (as defined in the credit facility) to EBITDA ratio of not more than 5.25 to 1.0; and an interest coverage ratio (as defined in the credit facility) of not less than 3.0 to 1.0. The credit facility defines EBITDA to include pro forma adjustments, acceptable to the administrator of the facility, following material acquisitions. As of September 30, 2006, our ratio of senior secured debt to EBITDA was 0.3 to 1.0, our funded debt ratio was 3.6 to 1.0 and our interest coverage ratio was 3.7 to 1.0.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (RESTATED)

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

Derivatives are recorded on our consolidated balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, we recognize the effective portion of changes in fair value in partners’ capital as accumulated other comprehensive loss and reclassify them to natural gas and liquids revenue within the consolidated statements of income as the underlying transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, we recognize changes in fair value within our consolidated statements of income as they occur. At September 30, 2006 and December 31, 2005, we reflected net hedging liabilities on our consolidated balance sheets of $27.7 million and $30.4 million, respectively. Of the $29.5 million of net loss in accumulated other comprehensive loss at September 30, 2006, if the fair value of the instruments remain at current market values, we will reclassify $14.1 million of losses to our consolidated statements of income over the next twelve month period as these contracts expire, and $15.4 million will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within natural gas and liquids revenue in our consolidated statements of income while the hedge contracts are open and may increase or decrease until settlement of the contract. We recognized losses of $4.9 million and $2.5 million for the three months ended September 30, 2006 and 2005, respectively, and losses of $10.5 million and $4.4 million for the nine months ended September 30, 2006 and 2005, respectively, within our consolidated statements of income related to the settlement of qualifying hedge instruments. We also recognized a gain of $3.7 million and a loss of $0.8 million for the three months ended September 30, 2006 and 2005, respectively, and a gain of $4.6 million and a loss of $0.7 million for the nine months ended September 30, 2006 and 2005, respectively, within our consolidated statements of income related to the change in market value of non-qualifying or ineffective hedges.

A portion of our future natural gas sales is periodically hedged through the use of swaps and collar contracts. Realized gains and losses on the derivative instruments that are classified as effective hedges are reflected in the contract month being hedged as an adjustment to revenue.

As of September 30, 2006, we had the following NGLs, natural gas, and crude oil volumes hedged:

Natural Gas Liquids Sales

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Liability(1)
	(gallons)	(per gallon)	(in thousands)
2006	17,262,000	$0.788	$(1,908)
2007	84,924,000	0.849	(2,344)
2008	33,012,000	0.697	(5,659)
2009	8,568,000	0.746	(1,244)

			$(11,155)

Crude Oil Sales Options (associated with NGL volume)

Production Period Ended December 31,	Crude Volume	Associated NGL Volume	Average Crude Strike Price	Fair Value Asset/Liability(3)	Option Type
	(barrels)	(gallons)	(per barrel)	(in thousands)
				(Restated)
2008	720,000	40,219,000	$60.00	$2,994	Puts purchased
2008	720,000	40,219,000	84.00	(1,878)	Calls sold
2009	720,000	40,219,000	60.00	3,918	Puts purchased
2009	720,000	40,219,000	81.00	(2,634)	Calls sold

				$2,400

Natural Gas Sales

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Asset/Liability(3)
	(MMBTU)(2)	(per MMBTU)	(in thousands)
2006	200,000	$7.019	$107
2007	1,080,000	7.255	(451)
2008	240,000	7.270	(223)

			$(567)

Natural Gas Basis Sales

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Asset(3)
	(MMBTU)(2)	(per MMBTU)	(in thousands)
2006	300,000	$(0.525)	$49
2007	1,080,000	(0.535)	369
2008	240,000	(0.555)	131

			$549

Natural Gas Purchases

Production Period Ended December 31,	Volumes	Average Fixed Price		Fair Value Liability(3)
	(MMBTU)(2)	(per MMBTU)		(in thousands)
2006	720,000	$8.384		$(1,369)
2007	6,960,000	8.855	(4)	(11,059)
2008	3,336,000	8.872	(5)	(3,723)
2009	2,400,000	8.450		(1,682)

				$(17,833)

Natural Gas Basis Purchases

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Asset(3)
	(MMBTU)(2)	(per MMBTU)	(in thousands)
2006	1,080,000	$(0.835)	$189
2007	6,960,000	(0.903)	272
2008	3,336,000	(1.042)	272
2009	2,400,000	(0.600)	130

			$863

Crude Oil Sales

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Liability(3)
	(barrels)	(per barrel)	(in thousands)
2006	17,800	$53.358	$(179)
2007	77,900	56.175	(900)
2008	65,400	59.424	(621)
2009	33,000	62.700	(159)

			$(1,859)

Crude Oil Sales Options

Production Period Ended December 31,	Volumes	Average Strike Price	Fair Value Asset/Liability(3)	Option Type
	(barrels)	(per barrel)	(in thousands)
			(Restated)
2006	3,300	$60.000	$2	Puts purchased
2006	3,300	73.380	(1)	Calls sold
2007	13,200	60.000	28	Puts purchased
2007	13,200	73.380	(45)	Calls sold
2008	17,400	60.000	64	Puts purchased
2008	17,400	72.807	(101)	Calls sold
2009	30,000	60.000	125	Puts purchased
2009	30,000	71.250	(210)	Calls sold

			$(138)

		Total net liability	$(27,740)

(1)	Fair value based upon management estimates, including forecasted forward NGL prices as a function of forward NYMEX natural gas, light crude and propane prices.
(2)	MMBTU represents million British Thermal Units.
(3)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.
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

Under the supervision of our General Partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

Subsequent to the issuance of our consolidated financial statements for the three and nine months ended September 30, 2006, we determined that we had not properly recognized additional net income of $2.3 million within our consolidated financial statements for both the three and nine months ended September 30, 2006. The additional net income was the result of the recognition of an unrealized gain with respect to certain financial derivative instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Specifically, we entered into a significant number of option instruments (a combination of puts purchased and calls sold that are commonly known as “costless collars”) in September 2006 to hedge our exposure to movements in commodity prices that were not appropriately valued within our consolidated financial statements under the provisions of SFAS No. 133. While the costless collars were valued appropriately with regard to their intrinsic value, we did not record a fair value for the time-value component of the derivative instruments. All of our other derivative instruments that were in effect during 2006 have been appropriately recorded within our consolidated financial statements.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS (RESTATED)

Exhibit No.	Description
3.1	Second Amended and Restated Agreement of Limited Partnership (1)

3.2	Certificate of Limited Partnership of Atlas Pipeline Partners, L.P. (2)

3.3	Certificate of Designation of 6.5% Cumulative Convertible Preferred Units (3)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

(1)	Previously filed as an exhibit to the Partnership’s registration statement on Form S-3, Registration No. 333-113523 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Partnership’s registration statement on Form S-1, Registration No. 333-85193 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Partnership’s current report on Form 8-K filed on March 14, 2006 and incorporated herein by reference.

SIGNATURES

ATLAS PIPELINE PARTNERS, L.P.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	Atlas Pipeline Partners GP, LLC, its General Partner

Date: March 14, 2007	By:	/s/ EDWARD E. COHEN
Edward E. Cohen
Chairman of the Managing Board of the General Partner (Chief Executive Officer of the General Partner)

Date: March 14, 2007	By:	/s/ MICHAEL L.STAINES
Michael L. Staines
President, Chief Operating Officer and Managing Board Member of the General Partner

Date: March 14, 2007	By:	/s/ MATTHEW A. JONES
Matthew A. Jones
Chief Financial Officer of the General Partner

Date: March 14, 2007	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath
Chief Accounting Officer of the General Partner