Form 10-K/A
period 2006-12-31
ATLAS PIPELINE PARTNERS LP
filed 2007-11-08
CIK 1092914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

This Form 10-K/A is being filed to amend our Annual Report on Form 10-K for the period ended December 31, 2006, as filed with the Securities and Exchange Commission on March 14, 2007 (the “Original Filing”), for the purpose of adding to PART II, Item 9A, “Controls and Procedures” the conclusions of our principal executive and principal financial officers regarding the effectiveness of our disclosure controls and procedures. No other information in Item 9A has been modified pursuant to this amendment.

Except for the item described above, no other information in the Original Filing is amended hereby, and this amendment does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the Original Filing.

2

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our General Partner’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of our General Partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our General Partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

The management of our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our General Partner’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based upon criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (COSO framework).

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

Our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein. Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting as of December 31, 2006 was ineffective because it identified a material weakness with regard to our accounting for certain derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Specifically, we entered into a significant number of option instruments (a combination of puts purchased and calls sold that are commonly known as “costless collars”) in September 2006 to hedge our exposure to movements in commodity prices that were not

3

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

ATLAS PIPELINE PARTNERS, L.P.
	By:	Atlas Pipeline Partners GP, LLC, its General Partner

November 8, 2007	By:	/s/ EDWARD E. COHEN
Chairman of the Managing Board