Form 10-Q
period 2010-09-30
ATLAS PIPELINE PARTNERS LP
filed 2010-11-09
CIK 1092914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of common units of the registrant outstanding on November 3, 2010 was 53,312,760.

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$166	$1,021
Accounts receivable	59,421	80,019
Current portion of derivative asset	3,611	998
Prepaid expenses and other	14,852	13,360
Current assets of discontinued operations	—	22,746

Total current assets	78,050	118,144

Property, plant and equipment, net	1,339,730	1,327,704
Intangible assets, net	132,154	149,481
Investment in joint venture	135,765	132,990
Long-term portion of derivative asset	—	361
Other assets, net	23,564	30,253
Long-term assets of discontinued operations	—	379,030

Total assets	$1,709,263	$2,137,963

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term debt	$206	$—
Accounts payable – affiliates	10,391	2,043
Accounts payable	9,919	19,556
Accrued liabilities	32,443	13,320
Accrued interest payable	12,340	9,652
Current portion of derivative liability	1,511	33,547
Accrued producer liabilities	58,143	57,430
Current liabilities of discontinued operations	—	13,181

Total current liabilities	124,953	148,729

Long-term portion of derivative liability	5,770	11,126
Long-term debt, less current portion	507,676	1,254,183
Other long-term liability	266	398

Commitments and contingencies

Equity:
General partner’s interest	20,341	15,853
Class B preferred limited partner’s interest	14,955	14,955
Class C preferred limited partner’s interest	8,000	—
Common limited partners’ interests	1,087,649	787,834
Investment in Class B cumulative preferred member units of Atlas Pipeline Holdings II, LLC (reported as treasury units)	(15,000)	(15,000)
Accumulated other comprehensive loss	(13,635)	(49,190)

Total partners’ capital	1,102,310	754,452
Non-controlling interest	(31,712)	(30,925)

Total equity	1,070,598	723,527

Total liabilities and equity	$1,709,263	$2,137,963

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Natural gas and liquids – third parties	$220,478	$161,365	$641,978	$434,780
Transportation, processing and other fees – third parties	9,810	11,518	29,472	32,025
Transportation, processing and other fees – affiliates	141	384	472	16,881
Other income (loss), net – third parties	(4,311)	3,014	10,576	(13,117)

Total revenue and other income (loss), net	226,118	176,281	682,498	470,569

Costs and expenses:
Natural gas and liquids – third parties	178,920	131,503	521,495	368,658
Plant operating	12,552	11,663	36,492	33,065
Transportation and compression	300	134	721	6,256
General and administrative	7,203	8,327	22,396	24,443
Compensation reimbursement – affiliates	375	375	1,125	1,125
Depreciation and amortization	18,566	17,916	55,647	55,567
Interest	27,446	28,337	78,444	75,944

Total costs and expenses	245,362	198,255	716,320	565,058

Equity income in joint venture	1,787	1,430	4,137	2,140
Gain (loss) on asset sale	—	(994)	—	108,947

Income (loss) from continuing operations	(17,457)	(21,538)	(29,685)	16,598

Discontinued operations:
Gain on sale of discontinued operations	311,492	—	311,492	51,078
Earnings from discontinued operations	(5,565)	9,215	9,192	30,163

Income from discontinued operations	305,927	9,215	320,684	81,241

Net income (loss)	288,470	(12,323)	290,999	97,839
Income attributable to non-controlling interests	(1,076)	(954)	(3,338)	(2,075)
Preferred unit dividends	(240)	—	(240)	(900)

Net income (loss) attributable to common limited partners and the general partner	$287,154	$(13,277)	$287,421	$94,864

Allocation of net income (loss) attributable to common limited partners and the general partner:
Common limited partner interest:
Continuing operations	$(18,414)	$(22,040)	$(32,627)	$13,349
Discontinued operations	300,085	9,030	314,559	79,608

	281,671	(13,010)	281,932	92,957

General partner interest:
Continuing operations	(359)	(452)	(636)	274
Discontinued operations	5,842	185	6,125	1,633

	5,483	(267)	5,489	1,907

Net income (loss) attributable to common limited partners and the general partner:
Continuing operations	(18,773)	(22,492)	(33,263)	13,623
Discontinued operations	305,927	9,215	320,684	81,241

	$287,154	$(13,277)	$287,421	$94,864

Net income (loss) attributable to common limited partners per unit:
Basic:
Continuing operations	$(0.34)	$(0.45)	$(0.61)	$0.28
Discontinued operations	5.63	0.19	5.92	1.67

	$5.29	$(0.26)	$5.31	$1.95

Diluted:
Continuing operations	$(0.34)	$(0.45)	$(0.61)	$0.28
Discontinued operations Diluted	5.63	0.19	5.92	1.67

	$5.29	$(0.26)	$5.31	$1.95

Weighted average common limited partner units outstanding:
Basic	53,277	49,127	53,115	47,554

Diluted	53,277	49,127	53,115	47,591

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(in thousands, except unit data)

(Unaudited)

									Class B Preferred Units of Atlas Pipeline Holdings II, LLC

				Class B	Class C			Accumulated
	Number of Limited Partner Units			Preferred Limited Partner	Preferred Limited Partner	Common Limited Partners	General Partner	Other Comprehensive (Loss)		Non- controlling Interest	Total
	Class B Preferred	Class C Preferred	Common
Balance at January 1, 2010	15,000	—	50,517,103	$14,955	$—	$787,834	$15,853	$(49,190)	$(15,000)	$(30,925)	$723,527
Issuance of common limited partner units	—	—	2,689,765	—	—	15,319	—	—	—	—	15,319
Issuance of preferred units	—	8,000	—	—	8,000	—	—	—	—	—	8,000
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(4,125)	(4,125)
General partner reimbursement	—	—	—	—	—	—	(1,001)	—	—	—	(1,001)
Issuance of units under incentive plans	—	—	117,209	—	—	19	—	—	—	—	19
Repurchase and retirement of common limited partner units	—	—	(20,442)	—	—	(246)	—	—	—	—	(246)
Unissued units under incentive plans	—	—	—	—	—	2,791	—	—	—	—	2,791
Distribution payable	—	—	—	—	(240)	—	—	—	—	—	(240)
Other comprehensive income	—	—	—	—	—	—	—	35,555	—	—	35,555
Net income	—	—	—	—	240	281,932	5,489	—	—	3,338	290,999

Balance at September 30, 2010	15,000	8,000	53,303,635	$14,955	$8,000	$1,087,649	$20,341	$(13,635)	$(15,000)	$(31,712)	$1,070,598

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$290,999	$97,839
Less: Income from discontinued operations	320,684	81,241

Net income (loss) from continuing operations	(29,685)	16,598
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	55,647	55,567
Equity income in joint venture	(4,137)	(2,140)
Distribution received from joint venture	8,276	1,657
Gain on asset sale	—	(108,947)
Non-cash compensation expense	2,810	497
Amortization of deferred finance costs	9,088	6,449
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, prepaid expenses and other	19,106	22,351
Accounts payable and accrued liabilities	11,431	6,278
Derivative accounts payable and accounts receivable	(4,089)	23,989
Accounts payable and accounts receivable – affiliates	8,348	9,763

Net cash provided by continuing operations	76,795	32,062
Net cash provided by discontinued operations	24,490	19,420

Net cash provided by operations	101,285	51,482

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(31,194)	(115,132)
Capital contributions to joint venture	(6,914)	—
Net proceeds from asset sale	—	87,797
Other	391	(1,986)

Net cash used in continuing investing activities	(37,717)	(29,321)
Net cash provided by discontinued investing activities	667,605	288,109

Net cash provided by investing activities	629,888	258,788

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	273,000	483,000
Repayments under credit facility	(587,000)	(470,000)
Repayment of debt	(433,504)	(273,675)
Principal payments on capital lease	(92)	—
Net proceeds from issuance of common limited partner units	15,319	16,142
Net proceeds from issuance of preferred limited partner units	8,000	4,955
Redemption of Class A preferred units	—	(15,000)
General partner capital contributions	—	658
Purchase of Class B cumulative preferred units of Atlas Pipeline Holdings II, LLC	—	(15,000)
Distributions paid to common limited partners and the general partner	—	(26,349)
Net distributions (received from) to non-controlling interests	(4,125)	7
Other	(3,626)	(11,192)

Net cash used in financing activities	(732,028)	(306,454)

Net change in cash and cash equivalents	(855)	3,816
Cash and cash equivalents, beginning of period	1,021	1,445

Cash and cash equivalents, end of period	$166	$5,261

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Atlas Pipeline Partners, L.P. (the “Partnership”) is a publicly-traded (NYSE: APL) Delaware limited partnership engaged in the gathering and processing of natural gas. The Partnership’s operations are conducted through subsidiary entities whose equity interests are owned by Atlas Pipeline Operating Partnership, L.P. (the “Operating Partnership”), a wholly-owned subsidiary of the Partnership. At September 30, 2010, Atlas Pipeline Partners GP, LLC (the “General Partner”), through its general partner interests in the Partnership and the Operating Partnership, owns a 1.9% general partner interest in the consolidated pipeline operations, through which it manages and effectively controls both the Partnership and the Operating Partnership. The remaining 98.1% ownership interest in the consolidated pipeline operations consists of limited partner interests. The General Partner also owns 5,754,253 common units in the Partnership and 15,000 $1,000 par value 12% cumulative Class B preferred limited partner units. At September 30, 2010, the Partnership had 53,303,635 common units outstanding, including the 5,754,253 common units held by the General Partner, plus 15,000 $1,000 par value 12% cumulative Class B preferred limited partner units held by Atlas Pipeline Holdings, L.P., the parent of the General Partner, and 8,000 $1,000 par value 12% cumulative Class C preferred limited partner units held by Atlas Energy, Inc. (“Atlas Energy”), a publicly-traded company (NASDAQ: ATLS) (see Note 6).

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

The General Partner is a wholly-owned subsidiary of Atlas Pipeline Holdings, L.P. (“AHD”), a publicly-traded partnership (NYSE: AHD). Atlas Energy, at September 30, 2010, owned a 64.3% ownership interest in AHD’s common units, and 1,112,000 of the Partnership’s common units, representing a 2.1% ownership interest in the Partnership, along with 8,000 $1,000 par value 12% cumulative Class C preferred limited partner units (see Note 6).

The majority of the natural gas that the Partnership and its affiliates, including Laurel Mountain Midstream, LLC (“Laurel Mountain”), gather in Appalachia is derived from wells operated by Atlas Energy. Laurel Mountain, which was formed in May 2009, is a joint venture between the Partnership and The Williams Companies, Inc. (NYSE: WMB) (“Williams”) in which the Partnership has a 49% non-controlling ownership interest and Williams holds the remaining 51% ownership interest.

The Partnership has adjusted its consolidated financial statements and related footnote disclosures presented within this Form 10-Q from the amounts previously presented to reflect the following items:

•

On January 1, 2010, the Partnership reclassified a portion of its historical income, within its consolidated statements of operations, to “Transportation, Processing and Other Fees” for fee-based revenues which were previously reported within “Natural Gas and Liquids”. This reclassification was made in order to provide clarity between the revenue that is commodity-based and the revenue that is fee-based; and

•

On September 16, 2010, the Partnership completed the sale of its Elk City and Sweetwater, Oklahoma natural gas gathering systems (see Note 4). The Partnership has retrospectively adjusted its prior period consolidated financial statements to reflect the amounts related to the operations of Elk City as discontinued operations.

The accompanying consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2009 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and nine month periods ended September 30, 2010 may not necessarily be indicative of the results of operations for the full year ending December 31, 2010. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

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

The Partnership’s consolidated financial statements also include its 95% interest in joint ventures which individually own a 100% interest in the Chaney Dell natural gas gathering system and processing plants and a 72.8% undivided interest in the Midkiff/Benedum natural gas gathering system and processing plants. The Partnership consolidates 100% of these joint ventures and reflects the non-controlling 5% interest in the joint ventures as non-controlling interests on its statements of operations. The Partnership also reflects the 5% interest in the net assets of the joint ventures as non-controlling interests and as a component of equity on its consolidated balance sheets. The joint ventures have a $1.9 billion note receivable from the holder of the 5% interest in the joint ventures, which is reflected within non-controlling interests on the Partnership’s consolidated balance sheets.

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

Equity Method Investments

The Partnership’s consolidated financial statements include its 49% non-controlling ownership interest in Laurel Mountain, a joint venture which owns and operates the Partnership’s former Appalachia Basin natural gas gathering systems, excluding the Partnership’s northeastern Tennessee operations. The Partnership accounts for its investment in the joint venture under the equity method of accounting. Under this method, the Partnership records its proportionate share of the joint venture’s net income (loss) as equity income on its consolidated statements of operations.

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

Receivables

In evaluating the realizability of its accounts receivable, the Partnership performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the Partnership’s review of its customers’ credit information. The Partnership extends credit on an unsecured basis to many of its customers. At September 30, 2010 and December 31, 2009, the Partnership recorded no allowance for uncollectible accounts receivable on its consolidated balance sheets.

Capitalized Interest

The Partnership capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average rate used to capitalize interest on borrowed funds was 7.7% and 7.4% for the three months ended September 30, 2010 and 2009, respectively, and 7.5% and 6.0% for the nine months ended September 30, 2010 and 2009, respectively. The amount of interest capitalized was $0.2 million and $0.6 million for the three months ended September 30, 2010 and 2009, respectively, and $0.6 million and $2.4 million for the nine months ended September 30, 2010 and 2009, respectively.

Intangible Assets

The Partnership has recorded intangible assets with finite lives in connection with certain consummated acquisitions. The following table reflects the components of intangible assets being amortized at September 30, 2010 and December 31, 2009 (dollars in thousands):

			Estimated
	September 30,	December 31,	Useful Lives
	2010	2009(1)	In Years
Customer Relationships:
Gross carrying amount	205,313	205,313	7–20
Accumulated amortization	(73,159)	(55,832)

Net carrying amount	132,154	149,481

(1)	Restated to reflect amounts reclassified to discontinued operations due to the Partnership’s sale of the Elk City gas gathering and processing systems (see Note 4).

The Partnership amortizes intangible assets with finite useful lives over their estimated useful lives. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset must be amortized over the best estimate of its useful life. At a minimum, the Partnership will assess the useful lives of all intangible assets on an annual basis to determine if adjustments are required. The estimated useful life for the Partnership’s customer relationship intangible assets is based upon the estimated average length of non-contracted customer relationships in existence at the date of acquisition, adjusted for management’s estimate of whether these individual relationships will continue in excess or less than the average length. Amortization expense on intangible assets was $5.8 million for both the three month periods ended September 30, 2010 and 2009, and $17.3 million for both the nine month periods ended September 30, 2010 and 2009. Amortization expense related to intangible assets is estimated to be as follows for each of the next five calendar years: 2010 to 2013 - $23.1 million per year; and 2014 - $19.5 million.

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

The following is a reconciliation of net income (loss) from continuing operations and net income from discontinued operations allocated to the general partner and common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009(1)	2010	2009(1)
Continuing operations:
Net income (loss)	$(17,457)	$(21,538)	$(29,685)	$16,598
Income attributable to non-controlling interest	(1,076)	(954)	(3,338)	(2,075)
Preferred unit dividends	(240)	—	(240)	(900)

Net income (loss) attributable to common limited partners and the general partner	(18,773)	(22,492)	(33,263)	13,623
General partner’s actual ownership interest(2)	(358)	(452)	(636)	274

Net income (loss) attributable to common limited partners	(18,415)	(22,040)	(32,627)	13,349
Less: Net income attributable to participating securities – phantom units(3)	—	—	—	25

Net income (loss) utilized in the calculation of net income (loss) from continuing operations attributable to common limited partners per unit	$(18,415)	$(22,040)	$(32,627)	$13,324

Discontinued operations:
Net income	$305,927	$9,215	$320,684	$81,241
Net income attributable to the general partner’s ownership interests (2)	5,842	185	6,125	1,633

Net income utilized in the calculation of net income from discontinued operations attributable to common limited partners per unit	$300,085	$9,030	$314,559	$79,608

(1)	Restated to reflect amounts reclassified to discontinued operations due to the Partnership’s sale of the Elk City gas gathering and processing systems (see Note 4).
(2)	General partner ownership interest was 1.9% and 2.0% during the nine months ended September 30, 2010 and 2009, respectively (see Note 1).
(3)	Net income attributable to common limited partners’ ownership interest is allocated to the phantom units on a pro-rata basis (weighted average phantom units outstanding as a percentage of the sum of the weighted average phantom units and common limited partner units outstanding). For the three months ended September 30, 2010 and 2009, net loss attributable to common limited partners’ ownership interest is not allocated to approximately 532,000 and 70,000 phantom units, respectively, and for the nine months ended September 30, 2010, net loss attributable to common limited partners’ ownership interest is not allocated to approximately 234,000 phantom units because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity.

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

The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average number of common limited partner units – basic	53,277	49,127	53,115	47,554
Add effect of participating securities – phantom units(1)	—	—	—	—
Add effect of dilutive option incentive awards(2)	—	—	—	1
Add: effect of dilutive unit warrants	—	—	—	36

Weighted average number of common limited partner units – diluted	53,277	49,127	53,115	47,591

(1)	For the three months ended September 30, 2010 and 2009, approximately 532,000 and 70,000 phantom units, respectively, were excluded from the computation of diluted earnings attributable to common limited partners per unit and for the nine months ended September 30, 2010, approximately 234,000 phantom units were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of such phantom units would have been anti-dilutive.
(2)	For the three months ended September 30, 2010 and 2009, 100,000 unit options were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such unit options would have been anti-dilutive. For the nine months ended September 30, 2010, 100,000 unit options were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such unit options would have been anti-dilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009(1)	2010	2009(1)
Net income (loss)	$288,470	$(12,323)	$290,999	$97,839
Income attributable to non-controlling interests	(1,076)	(954)	(3,338)	(2,075)
Preferred unit dividends	(240)	—	(240)	(900)

Net income (loss) attributable to common limited partners and the general partner	287,154	(13,277)	287,421	94,864

Other comprehensive income:
Changes in fair value of derivative instruments accounted for as cash flow hedges	—	30	—	(2,268)
Add: adjustment for realized losses reclassified to net income	14,122	13,351	35,555	46,070

Total other comprehensive income	14,122	13,381	35,555	43,802

Comprehensive income	$301,276	$104	$322,976	$138,666

(1)	Restated to reflect amounts reclassified to discontinued operations due to the Partnership’s sale of the Elk City gas gathering and processing systems (see Note 4).

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

The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas, NGLs, and condensate and the receipt of a delivery statement. This revenue is recorded based upon volumetric data from the Partnership’s records and management estimates of the related gathering and compression fees which are, in turn, based upon applicable product prices (see “-Use of Estimates” accounting policy for further description). The Partnership had unbilled revenues at September 30, 2010 and December 31, 2009 of $37.7 million and $61.2 million, respectively, which are included in accounts receivable within its consolidated balance sheets.

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

NOTE 3 – INVESTMENT IN JOINT VENTURE

On May 31, 2009, the Partnership and subsidiaries of Williams completed the formation of Laurel Mountain, a joint venture which owns and operates the Partnership’s previously owned Appalachia natural gas gathering system, excluding the Partnership’s northeastern Tennessee operations. Williams contributed cash and a note receivable of $25.5 million to the joint venture and owns 51% interest in Laurel Mountain. The Partnership contributed the Appalachia natural gas gathering system and owns a 49% interest in Laurel Mountain. The Partnership is required to make capital contributions to Laurel Mountain equal to 49% of any capital calls in order to maintain its current ownership interest in the joint venture. The Partnership is also entitled to preferred distribution rights relating to all payments on the note receivable, up to $7.5 million per annual period. Williams performs the day to day operations of the joint venture.

The Partnership recognizes its 49% ownership interest in Laurel Mountain as an investment in joint venture on its consolidated balance sheet. The Partnership accounts for its ownership interest in Laurel Mountain under the equity method of accounting, with recognition of its ownership interest in the income of Laurel Mountain as equity income on its consolidated statements of operations. During the three and nine months ended September 30, 2010, the Partnership utilized $8.5 million and $15.3 million of the
$25.5 million note receivable, respectively, and made cash payments of $1.3 million and $6.9 million, respectively, to make capital contributions to Laurel Mountain. As of September 30, 2010, the Partnership has utilized $17.0 million of the $25.5 million note receivable.

The following table provides the joint venture’s summarized statement of operations for the three and nine months ended September 30, 2010 and 2009 and balance sheet data as of September 30, 2010 and December 31, 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009(1)
Statement of Operations data:
Total revenue	$11,533	$9,622	$33,046	$12,690
Net income	2,349	2,386	6,441	3,664

(1)	Represents the period from May 31, 2009, the date of initial formation, through September 30, 2009.

	September 30, 2010	December 31, 2009
Balance Sheet data:
Current assets	$14,815	$12,193
Long-term assets	286,639	248,730
Current liabilities	16,656	19,724
Long-term liabilities	1,310	9,555
Net equity	283,488	231,644

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

On September 16, 2010, the Partnership completed the sale of its Elk City and Sweetwater, Oklahoma natural gas gathering systems, the related processing and treating facilities (including the Prentiss treating facility) and the Nine Mile processing plant (collectively, “Elk City”) to a subsidiary of Enbridge Energy Partners, L.P. (NYSE: EEP) for $682.0 million in cash, excluding any working capital adjustment or transactions costs. The Partnership accounted for the earnings of Elk City as discontinued operations within its consolidated financial statements and recorded a gain of $311.5 million on the sale of Elk City within income from discontinued operations on its consolidated statements of operations during the three and nine months ended September 30, 2010.

The following table summarizes the components included within income from discontinued operations on the Partnership’s consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
NOARK
Total revenue and other loss, net	$—	$—	$—	$21,274
Total costs and expenses	—	—	—	(9,857)
Gain on asset sale	—	—	—	51,078

Income from NOARK discontinued operations	—	—	—	62,495

Elk City
Total revenue and other loss, net	29,912	43,764	129,928	127,466
Total costs and expenses	(35,477)	(37,042)	(120,736)	(111,213)
Gain on asset sale	311,492	2,493	311,492	2,493

Income from Elk City discontinued operations	305,927	9,215	320,684	18,746

Total income from discontinued operations	$305,927	$9,215	$320,684	$81,241

The following table summarizes the components included within total assets and liabilities of discontinued operations within the Partnership’s consolidated balance sheet at December 31, 2009, related to Elk City.

December 31,
2009
Cash and cash equivalents	$—
Accounts receivable	20,702
Prepaid expenses and other	2,044

Total current assets of discontinued operations	22,746

Property, plant and equipment, net	356,680
Intangible assets, net	18,610
Other assets, net	3,740

Total assets of discontinued operations	$401,776

Accounts payable	$3,372
Accrued liabilities	1,028
Accrued producer liabilities	8,781

Total current liabilities of discontinued operations	$13,181

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

On March 31, 2010, the Partnership and the Operating Partnership amended their respective partnership agreements to temporarily waive the requirement that the General Partner make aggregate cash contributions of approximately $0.3 million, which was required in connection with the Partnership’s issuance of 2,689,765 of its common units upon the exercise of warrants in January 2010. The waiver will remain in effect until the General Partner has received aggregate distributions from the Partnership sufficient to fund the required capital contribution. During the waiver period, the aggregate ownership percentage attributable to General Partner’s general partner interest in the Partnership is reduced to 1.9%. Both amendments were approved by the Partnership’s conflicts committee and managing board, and are effective as of January 11, 2010.

NOTE 6 – PREFERRED UNIT EQUITY OFFERINGS

On June 30, 2010, the Partnership sold 8,000 newly-created 12% Cumulative Class C Preferred Units of limited partner interest (the “Class C Preferred Units”) to Atlas Energy for cash consideration of $1,000 per Class C Preferred Unit (the “Face Value”). The Partnership used the proceeds from the sale of the Class C Preferred Units for general partnership purposes. The Class C Preferred Units are entitled to receive distributions of 12.0% per annum, paid quarterly on the same date as the distribution payment date for the Partnership’s common units. The Class C Preferred Units are not convertible into common units of the Partnership. The Partnership has the right at any time to redeem some or all of the outstanding Class C Preferred Units (but not less than 2,500 Class C Preferred Units) for cash at an amount equal to the Class C Preferred Face Value being redeemed plus accrued but unpaid dividends.

The sale of the Class C Preferred Units to Atlas Energy was exempt from the registration requirements of the Securities Act of 1933. The Class C Preferred Units are reflected on the Partnership’s consolidated balance sheet as Class C preferred limited partners’ interest within Partners’ capital.

NOTE 7 – CASH DISTRIBUTIONS

The Partnership is required to distribute, within 45 days after the end of each quarter, all of its available cash (as defined in its partnership agreement) for that quarter to its common unitholders and the General Partner. If common unit distributions in any quarter exceed specified target levels, the General Partner will receive between 15% and 50% of such distributions in excess of the specified target levels. Common unit and General Partner distributions declared by the Partnership for the period from January 1, 2009 through September 30, 2010 were as follows:

Date Cash Distribution Paid	For Quarter Ended	Cash Distribution Per Common Limited Partner Unit	Total Cash Distribution to Common Limited Partners	Total Cash Distribution to the General Partner
			(in thousands)	(in thousands)
February 13, 2009	December 31, 2008	$ 0.38	$ 17,463	$ 358
May 15, 2009	March 31, 2009	0.15	7,149	147

The Partnership did not declare cash distributions for the quarters ended June 30, 2009 through June 30, 2010. On October 18, 2010, the Partnership declared a cash distribution of $0.35 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2010. The $19.0 million distribution, including $0.4 million to the General Partner for its general partner interest, will be paid on November 12, 2010 to unitholders of record as of the close of business on November 8, 2010.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment (dollars in thousands):

	September 30, 2010	December 31, 2009(1)	Estimated Useful Lives in Years
Pipelines, processing and compression facilities	$1,327,455	$1,281,366	2 –40
Rights of way	156,239	152,908	20 –40
Buildings	8,047	8,047	40
Furniture and equipment	9,166	8,848	3 – 7
Other	12,491	11,633	3 –10

	1,513,398	1,462,802
Less – accumulated depreciation	(173,668)	(135,098)

	$1,339,730	$1,327,704

(1)	Restated to reflect amounts reclassified to discontinued operations due to the Partnership’s sale of the Elk City gas gathering and processing systems (see Note 4).

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

During the nine months ended September 30, 2010, the Partnership entered into capital lease arrangements having obligations of $0.9 million at inception. Leased property and equipment meeting capital lease criteria are capitalized at the original cost of the equipment and are included within property plant and equipment on the Partnership’s consolidated balance sheets. Obligations under capital leases are accounted for as current and noncurrent liabilities and are included within debt on the Partnership’s consolidated balance sheets. Amortization is calculated on a straight-line method based upon the estimated useful lives of the assets. The Partnership did not enter into any capital lease arrangements during the nine months ended September 30, 2009, and had no capital lease obligations as of December 31, 2009.

NOTE 9 – OTHER ASSETS

The following is a summary of other assets (in thousands):

	September 30,	December 31,
	2010	2009(1)
Deferred finance costs, net of accumulated amortization of $34,400 and $25,314 at September 30, 2010 and December 31, 2009, respectively	$21,035	$27,331
Security deposits	2,529	2,922

	$23,564	$30,253

(1)	Restated to reflect amounts reclassified to discontinued operations due to the Partnership’s sale of the Elk City gas gathering and processing systems (see Note 4).

Deferred finance costs are recorded at cost and amortized over the term of the respective debt agreement (see Note 12). In May 2009, the Partnership recorded $2.3 million of accelerated amortization of deferred financing costs associated with the retirement of a portion of its term loan with the proceeds from the sale of its NOARK system (see Note 4). In September 2010, the Partnership recorded $4.3 million of accelerated amortization of deferred financing costs associated with the retirement of its term loan with the proceeds from the sale of its Elk City assets (see Note 4). Total amortization expense of deferred finance costs was $5.9 million and $1.8 million for the three months ended September 30, 2010 and 2009, respectively, and $9.1 million and $6.4 million for the nine months ended September 30, 2010 and 2009, respectively, which is recorded within interest expense on the Partnership’s consolidated statements of operations. Amortization expense related to deferred finance costs is estimated to be as follows for each of the next five calendar years: 2010 - $10.6 million; 2011 to 2012 - $5.9 million per year; 2013 - $3.9 million; 2014 - $1.2 million.

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

The portion of any gain or loss in other comprehensive income related to originally forecasted transactions that are no longer expected to occur are removed from other comprehensive income and recognized within the statements of operations. In September 2010, the Partnership sold its Elk City assets (see Note 4), thus the Partnership recognized a loss of $10.6 million within discontinued operations in the Partnership’s statements of operations with a corresponding decrease in accumulated other comprehensive loss within Partners’ capital on the Partnership’s consolidated balance sheet, since the related originally forecasted transactions related to the Elk City operations are no longer expected to occur. The $10.6 million loss reclassed from other comprehensive income includes $1.4 million related to derivatives which were settled early and $9.2 million related to derivatives which will settle in future periods.

Derivatives are recorded on the Partnership’s consolidated balance sheet as assets or liabilities at fair value. Premium costs for purchased options are recorded on the Partnership’s consolidated balance sheet as the initial value of the options. Changes in the fair value of the options are recognized within other income (loss), net as unrealized gain (loss) on the Partnership’s consolidated statements of operations. Premium costs are reclassified to realized gain (loss) within other income (loss), net at the time the option expires or is exercised. The Partnership reflected net derivative liabilities on its consolidated balance sheets of $3.7 million and
$43.3 million at September 30, 2010 and December 31, 2009, respectively. The Partnership will reclassify $7.0 million of the
$13.6 million net loss in accumulated other comprehensive loss within Partners’ capital on the Partnership’s consolidated balance sheet at September 30, 2010, to natural gas and liquids revenue on the Partnership’s consolidated statements of operations over the next twelve month period. Aggregate losses of $6.6 million will be reclassified to natural gas and liquids revenue on the Partnership’s consolidated statements of operations in later periods. At September 30, 2010, no derivative instruments are designated as hedges for hedge accounting purposes.

The fair value of the Partnership’s derivative instruments was included in the Partnership’s consolidated balance sheets as follows (in thousands):

	September 30,	December 31,
	2010	2009
Current portion of derivative asset	$3,611	$998
Long-term derivative asset	—	361
Current portion of derivative liability	(1,511)	(33,547)
Long-term derivative liability	(5,770)	(11,126)

	$(3,670)	$(43,314)

The following table summarizes the Partnership’s gross fair values of derivative instruments for the periods indicated (in thousands):

Contract Type	Balance Sheet Location	September 30, 2010	December 31, 2009

Asset Derivatives
Commodity contracts	Current portion of derivative asset	$5,460	$1,591
Commodity contracts	Long-term derivative asset	—	361
Commodity contracts	Current portion of derivative liability	1,303	6,562
Commodity contracts	Long-term derivative liability	1,403	3,435

		8,166	11,949

Liability Derivatives
Interest rate contracts	Current portion of derivative liability	—	(2,247)
Interest rate contracts	Current portion of derivative asset	—	(593)
Commodity contracts	Current portion of derivative asset	(1,849)	—
Commodity contracts	Long-term derivative asset	—	—
Commodity contracts	Current portion of derivative liability	(2,814)	(37,862)
Commodity contracts	Long-term derivative liability	(7,173)	(14,561)

		(11,836)	(55,263)

Total Derivatives		$(3,670)	$(43,314)

As of September 30, 2010, the Partnership had no interest rate derivative contracts. The following table summarizes the Partnership’s commodity derivatives as of September 30, 2010, none of which are designated for hedge accounting (dollars and volumes in thousands):

Fixed Price Swaps

Production Period	Purchased/ Sold	Commodity	Volumes(2)	Average Fixed Price	Fair Value(1) Asset/ (Liability)
Natural Gas
2010	Sold	Natural Gas Basis	1,140	$(0.700)	$(508)
2010	Purchased	Natural Gas Basis	1,140	(0.705)	514
2011	Sold	Natural Gas Basis	1,920	(0.728)	(828)
2011	Purchased	Natural Gas Basis	1,920	(0.758)	886
2012	Sold	Natural Gas Basis	720	(0.685)	(276)
2012	Purchased	Natural Gas Basis	720	(0.685)	276

Natural Gas Liquids
2010	Sold	Propane	8,820	1.115	(823)
2010	Sold	Normal Butane	1,890	1.550	95
2010	Sold	Natural Gasoline	1,512	1.925	114
2011	Sold	Propane	2,016	1.150	(73)

Crude Oil
2011	Sold	Crude Oil	78	92.870	710

Total Fixed Price Swaps					$87

Options

Production Period	Purchased/ Sold	Type	Commodity	Volumes(2)	Average Strike Price	Fair Value(1) Asset/ (Liability)
Natural Gas
2010	Purchased(3)	Call	Natural Gas	2,100	$6.500	$(674)

Crude Oil
2010	Purchased	Put	Crude Oil	150	74.40	224
2010	Sold	Call	Crude Oil	273	100.05	(38)
2010	Purchased(4)	Call	Crude Oil	87	120.00	1
2011	Purchased	Put	Crude Oil	420	89.00	4,316
2011	Sold	Call	Crude Oil	678	94.68	(3,666)
2011	Purchased(4)	Call	Crude Oil	252	120.00	311
2012	Sold	Call	Crude Oil	498	95.83	(4,950)
2012	Purchased(4)	Call	Crude Oil	180	120.00	719

Total Options						$(3,757)

Total Fair Value						$(3,670)

(1)	See Note 11 for discussion on fair value methodology.
(2)	Volumes for Natural Gas are stated in MMBTU’s. Volumes for NGLs are stated in gallons. Volumes for Crude Oil are stated in barrels.
(3)	Liabilities for purchased options are due to deferred premium payments, which will be paid at the time the options are settled.
(4)	Calls purchased for 2010 through 2012 represent offsetting positions for calls sold. These offsetting positions were entered into to limit the loss which could be incurred if crude oil prices continued to rise.

During the nine months ended September 30, 2010 and 2009, the Partnership made net payments of $25.3 million and $5.0 million, respectively, related to the early termination of derivative contracts. The terminated derivative contracts were to expire at various times through the fourth quarter of 2010.

The following tables summarize the gross effect of all derivative instruments, including the transactions referenced above, on the Partnership’s consolidated statements of operations for the periods indicated (in thousands):

		For the Three Months ended September 30,		For the Nine Months ended September 30,
		2010	2009(1)	2010	2009(1)
Gain (Loss) Recognized in Accumulated OCI
Contract Type
Interest rate contracts(2)		$—	$30	$—	$(2,268)

		$—	$30	$—	$(2,268)

Gain (Loss) Reclassified from Accumulated OCI into Income
Contract Type	Location
Interest rate contracts(2)	Interest expense	$—	$(3,057)	$(2,242)	$(8,912)
Commodity contracts(2)	Natural gas and liquids revenue	(2,411)	(7,409)	(13,159)	(23,987)
Commodity contracts(2)	Discontinued operations	(11,711)	(2,885)	(20,154)	(13,171)

		$(14,122)	$(13,351)	$(35,555)	$(46,070)

Gain (Loss) Recognized in Income (Derivatives not designated as hedges)
Contract Type	Location
Interest rate contracts(2)	Other income (loss), net	$—	$(823)	$(6)	$(823)
Commodity contracts	Other income (loss), net	(6,802)	1,314	3,139	(23,110)
Commodity contracts	Discontinued operations	(1,555)	1,051	665	6,686

		$(8,357)	$1,542	$3,798	$(17,247)

(1)	Restated to reflect amounts reclassified to discontinued operations due to the Partnership’s sale of the Elk City gas gathering and processing systems (see Note 4).
(2)	Hedges previously designated as cash flow hedges.

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

The Partnership uses a fair value methodology to value the assets and liabilities for its outstanding derivative contracts (see Note 10). At September 30, 2010, all of the Partnership’s derivative contracts are defined as Level 2, with the exception of the Partnership’s NGL fixed price swaps and NGL options. The Partnership’s Level 2 commodity derivatives include natural gas and crude oil swaps and options which are calculated based upon observable market data related to the change in price of the underlying commodity. These swaps and options are calculated by utilizing the New York Mercantile Exchange (“NYMEX”) quoted price for futures and option contracts traded on NYMEX that coincide with the underlying commodity, expiration period, strike price (if applicable) and pricing formula. Valuations for the Partnership’s NGL fixed price swaps are based on a forward price curve modeled on a regression analysis of quoted price curves for NGL’s for similar locations, and therefore are defined as Level 3. Valuations for the Partnership’s NGL options are based on forward price curves developed by financial institutions, and therefore are defined as Level 3.

The following table represents the Partnership’s assets and liabilities recorded at fair value as of September 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Commodity swaps	$—	$2,386	$209	$2,595
Commodity options	—	5,571	—	5,571

Total assets	—	7,957	209	8,166

Liabilities
Commodity swaps	—	(1,611)	(896)	(2,507)
Commodity options	—	(9,329)	—	(9,329)

Total liabilities	—	(10,940)	(896)	(11,836)

Total derivatives	$—	$(2,983)	$(687)	$(3,670)

The Partnership’s Level 3 fair value amount relates to its derivative contracts on NGL fixed price swaps and NGL options. The following table provides a summary of changes in fair value of the Partnership’s Level 3 derivative instruments for the nine months ended September 30, 2010 (in thousands):

	NGL Fixed Price Swaps		NGL Put Options		Total
	Volume(1)	Amount	Volume(1)	Amount	Amount
Balance – December 31, 2009	—	$—	43,470	$1,268	$1,268
New contracts	23,058	—	8,820	—	—
Cash settlements(2)(3)	(8,820)	(272)	(52,290)	7,246	6,974
Net change in unrealized loss(2)	—	(415)	—	(2,005)	(2,420)
Option premium recognition(3)	—	—	—	(6,509)	(6,509)

Balance – September 30, 2010	14,238	$(687)	—	$—	$(687)

(1)	Volumes for NGLs are stated in gallons.
(2)	Included within other income (loss), net on the Partnership’s consolidated statements of operations.
(3)	Includes option premium cost reclassified from unrealized gain (loss) to realized gain (loss) at time of option expiration.

Other Financial Instruments

The estimated fair value of the Partnership’s other financial instruments has been determined based upon its assessment of available market information and valuation methodologies. However, these estimates may not necessarily be indicative of the amounts that the Partnership could realize upon the sale or refinancing of such financial instruments.

The Partnership’s current assets and liabilities on its consolidated balance sheets, other than the derivatives discussed above, are considered to be financial instruments for which the estimated fair values of these instruments approximate their carrying amounts due to their short-term nature. The estimated fair values of the Partnership’s total debt at September 30, 2010 and December 31, 2009, which consists principally of the term loan (repaid in September 2010), the Senior Notes and borrowings under the revolving credit facility, was $473.4 million and $1,194.2 million, respectively, compared with the carrying amounts of $507.9 million and $1,254.2 million, respectively. The term loan and Senior Notes were valued based upon available market data for similar issues. The carrying value of outstanding borrowings under the revolving credit facility, which bear interest at a variable interest rate, approximates their estimated fair value.

NOTE 12 – DEBT

Total debt consists of the following (in thousands):

	September 30,	December 31,
	2010	2009
Revolving credit facility	$12,000	$326,000
Term loan	—	433,505
8.125% Senior notes – due 2015	272,039	271,628
8.75% Senior notes – due 2018	223,050	223,050
Capital lease obligations	793	—

Total debt	507,882	1,254,183
Less current maturities	(206)	—

Total long-term debt	$507,676	$1,254,183

Cash payments for interest related to debt were $11.4 million and $12.4 million for the three months ended September 30, 2010 and 2009, respectively and were $65.9 million and $53.2 million for the nine months ended September 30, 2010 and 2009, respectively.

Term Loan and Revolving Credit Facility

At September 30, 2010, the Partnership had a senior secured credit facility with a syndicate of banks, which consisted of a $380.0 million revolving credit facility that matures in July 2013. A $425.8 million term loan, which was scheduled to mature in July 2014, was paid in full in September 2010 with proceeds received from the Elk City asset sale (see Note 4). Borrowings under the credit facility bear interest, at the Partnership’s option, at either (i) adjusted LIBOR, subject to a floor of 2.0% per annum, plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). The weighted average interest rate on the outstanding revolving credit facility borrowings at September 30, 2010 was 7.8%. Up to $50.0 million of the credit facility may be utilized for letters of credit, of which $5.1 million was outstanding at September 30, 2010. These outstanding letter of credit amounts were not reflected as borrowings on the Partnership’s consolidated balance sheet. At September 30, 2010, the Partnership had $362.9 million of remaining committed capacity under its credit facility, subject to covenant limitations.

Borrowings under the credit facility are secured by a lien on and security interest in all of the Partnership’s property and that of its subsidiaries, except for the assets owned by Chaney Dell and Midkiff/Benedum joint ventures and Laurel Mountain; and by the guaranty of each of the Partnership’s consolidated subsidiaries other than the joint venture companies. The credit facility contains customary covenants, including restrictions on the Partnership’s ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to its unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. The Partnership is also unable to borrow under its credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to its partnership agreement. The Partnership is in compliance with these covenants as of September 30, 2010 and expects to be in compliance in future periods.

The events which constitute an event of default for the credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against the Partnership in excess of a specified amount, and a change of control of the Partnership’s General Partner.

On September 1, 2010, the Partnership entered into an amendment to its credit facility agreement, which:

•

increased the annual capital contributions the Partnership is permitted to invest in Laurel Mountain from $10.0 million to $60.0 million, provided if less than $60.0 million is paid in any given year that the shortfall may be carried over to the following year;

•

revised the definition of “Consolidated EBITDA” to provide for the add-back of charges relating to premiums associated with hedging agreements, not to exceed 15% of Consolidated EBITDA and to exclude the net gains or losses attributable to a disposition of assets other than in the ordinary course of business; and

•

effective upon the closing of the Partnership’s sale of the Elk City system (see Note 4), adjusted the maximum ratio of funded debt (as defined in the credit facility) to Consolidated EBITDA to 4.75 to 1.0 from 7.0 to 1.0; the maximum ratio of senior secured funded debt (as defined in the credit facility) to Consolidated EBITDA to 2.75 to 1.0 from 4.25 to 1.0; and the minimum ratio of Consolidated EBITDA to consolidated interest expense to 2.50 to 1.0 from 1.9 to 1.0.

As of September 30, 2010, the Partnership’s leverage ratio was 3.16 to 1.0, its senior secured leverage ratio was 0.11 to 1.0, and its interest coverage ratio was 3.21 to 1.0.

Senior Notes

At September 30, 2010, the Partnership had $223.1 million principal amount outstanding of 8.75% senior unsecured notes due on June 15, 2018 (“8.75% Senior Notes”) and $275.5 million principal amount outstanding of 8.125% senior unsecured notes due on December 15, 2015 (“8.125% Senior Notes”; collectively, the “Senior Notes”). The Partnership’s 8.125% Senior Notes are presented combined with a net $3.4 million of unamortized discount as of September 30, 2010. Interest on the Senior Notes in the aggregate is payable semi-annually in arrears on June 15 and December 15. The 8.75% Senior Notes are redeemable at any time after June 15, 2013, and the 8.125% Senior Notes are redeemable at any time after December 31, 2010, at certain redemption prices, together with accrued and unpaid interest to the date of redemption. Prior to June 15, 2011, the Partnership may redeem up to 35% of the aggregate principal amount of the 8.75% Senior Notes with the proceeds of certain equity offerings at a stated redemption price. The Senior Notes in the aggregate are also subject to repurchase by the Partnership at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if the Partnership does not reinvest the net proceeds within 360 days. The Senior Notes are junior in right of payment to the Partnership’s secured debt, including the Partnership’s obligations under its credit facility.

Indentures governing the Senior Notes in the aggregate contain covenants, including limitations of the Partnership’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. The Partnership is in compliance with these covenants as of September 30, 2010.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Partnership is a party to various routine legal proceedings arising in the ordinary course of its business. Management of the Partnership believes that the ultimate resolution of these actions, individually or in the aggregate, will not have a material adverse effect on its financial condition or results of operations.

On February 26, 2010, the Partnership received notice from Williams, its joint venture partner in Laurel Mountain, alleging that certain title defects exist with respect to the real property contributed by the Partnership to Laurel Mountain. Under the Formation and Exchange Agreement with Williams (“Formation Agreement”) : (i) Williams had nine months after closing (the “Claim Date”) to assert any alleged title defects, and (ii) the Partnership had 30 days following the Claim Date to contest the title defects asserted by Williams and 180 days following the Claim Date to cure those title defects. On March 26, 2010, the Partnership delivered notice, disputing Williams’ alleged title defects as well as the amounts claimed. By agreement dated August 24, 2010, Williams agreed to extend the cure period until December 31, 2010. Consequently, the Partnership is continuing its review of the alleged title defects, although it appears that some of the alleged deficiencies may be resolved by appropriate assignments from Atlas Energy, Inc. or its affiliates. At the end of the cure period, with respect to any remaining title defects, the Partnership may elect, at its option, to pay Williams for the cost of such defects, up to a total of $3.5 million, or indemnify Williams with respect to such title defects. Williams also claims, in a letter dated August 26, 2010, that the alleged title defects violate the Partnership’s representation with respect to sufficiency of the assets contributed to Laurel Mountain. If valid, this would make Williams’ title defect claims subject to a higher deductible (which is noted below). The Partnership believes its representations with respect to title are Williams’ sole and exclusive remedy with respect to title matters.

Additionally, in August 2010, Williams asserted additional indemnity claims under the Formation Agreement totaling approximately $19.8 million. Williams’ claims are generally based on the Partnership’s alleged failure to construct and maintain the assets contributed to Laurel Mountain in accordance with “standard industry practice” or applicable law. As a preliminary matter, the Partnership believes Williams has overstated its claim by forty-nine percent (49%), because, under Section 10.1 of the Formation Agreement, these claims are reduced on a pro-rata basis to equal Williams’ percentage ownership interest in Laurel Mountain. The Partnership is currently evaluating Williams’ claims and, in this regard, has requested additional information from Williams. Under the Formation Agreement, Williams’ indemnity claims are capped, in the aggregate, at $27.5 million. In addition, the Partnership is entitled to indemnification from Atlas Energy with respect to some of Williams’ claims. Although an adverse outcome is reasonably possible, it is not currently possible to evaluate the amount that the Partnership may be required to pay with respect to Williams’ indemnity claims.

NOTE 14 – BENEFIT PLANS

Generally, all share-based payments to employees, including grants of unit options and phantom units, which are not cash settled, are recognized in the financial statements based on their fair values on the date of the grant.

A phantom unit entitles a grantee to receive a common limited partner unit upon vesting of the phantom unit. In tandem with phantom unit grants, participants may be granted a distribution equivalent right (“DER”), which is the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions the Partnership makes on a common unit during the period the phantom unit is outstanding. Except for phantom units awarded to non-employee managing board members of the General Partner, a committee (the “LTIP Committee”) appointed by the General Partner’s managing board determines the vesting period for phantom units.

A unit option entitles a grantee to purchase a common limited partner unit upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option is equal to the fair market value of the common unit on the date of grant of the option. The LTIP Committee shall determine how the exercise price may be paid by the grantee. The LTIP Committee will determine the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant.

Partnership’s Long-Term Incentive Plans

The Partnership has a 2004 Long-Term Incentive Plan (“2004 LTIP”) and a 2010 Long-Term Incentive Plan (“2010 LTIP” and collectively with the 2004 LTIP, the “LTIPs”), in which officers, employees, non-employee managing board members of the General Partner, employees of the General Partner’s affiliates, and consultants are eligible to participate. The LTIPs are administered by the LTIP Committee. On June 15, 2010, the Partnership’s unitholders approved the terms of the 2010 LTIP, which provides for the grant of options, phantom units, unit awards, unit appreciation rights and distribution equivalent rights (“DERs”). Under the 2010 LTIP, the Committee may make awards of either phantom units or unit options for an aggregate of 3,000,000 common units, in addition to the 435,000 common units authorized in the 2004 LTIP. At September 30, 2010, the Partnership had 593,149 phantom units and unit options outstanding under the Partnership’s LTIPs, with 2,508,459 phantom units and unit options available for grant.

Through September 30, 2010, phantom units granted to employees under the LTIPs generally had vesting periods of four years. In conjunction with the approval of the 2010 LTIP, the holders of 300,000 of the 375,000 equity indexed bonus units (“Bonus Units”), under the Partnership’s subsidiary’s plan discussed below, agreed to exchange their Bonus Units for an equivalent number of phantom units, effective as of June 1, 2010. These phantom units will vest over a two year period, with the first tranche vesting on June 1, 2010. Phantom units awarded to non-employee managing board members will vest over a four year period. Awards will automatically vest upon a change of control, as defined in the LTIPs. At September 30, 2010, there were 187,311 units outstanding under the LTIPs that will vest within the following twelve months. All phantom units outstanding under the LTIPs at September 30, 2010 include DERs granted to the participants by the Committee. The amounts paid with respect to LTIP DERs were $0.1 million for the nine months ended September 30, 2009. These amounts were recorded as a reduction of Partners’ capital on the Partnership’s consolidated balance sheet. No DERs were paid for the nine months ended September 30, 2010.

The following table sets forth the Partnership’s phantom unit activity for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Number of Units	Fair Value(1)	Number of Units	Fair Value(1)	Number of Units	Fair Value(1)	Number of Units	Fair Value(1)
Outstanding, beginning of period	603,774	$12.24	76,721	$40.88	52,233	$39.72	126,565	$44.22
Granted	500	13.90	—	—	564,000	10.34	2,000	4.75
Matured(2)	(103,625)	11.15	(11,038)	41.71	(114,209)	14.10	(46,132)	45.91
Forfeited	(4,500)	14.83	(75)	44.55	(5,875)	21.65	(16,825)	48.48

Outstanding, end of period(3)	496,149	$12.43	65,608	$40.73	496,149	$12.43	65,608	$40.73

Non-cash compensation expense recognized (in thousands)(4)		$763		$235		$2,788		$491

(1)	Fair value based upon weighted average grant date price.
(2)	The intrinsic values for phantom unit awards exercised during the three months ended September 30, 2010 and 2009 were $1.2 million and $0.1 million, respectively, and $1.3 million and $0.2 million during the nine months ended September 30, 2010 and 2009, respectively.
(3)	The aggregate intrinsic value for phantom unit awards outstanding at September 30, 2010 and 2009 was $8.7 million and $0.5 million, respectively.
(4)	Non-cash compensation expense includes $0.2 million and $2.0 million related to Bonus Units converted to phantom units during the three and nine months ended September 30, 2010, respectively.

At September 30, 2010, the Partnership had approximately $2.8 million of unrecognized compensation expense related to unvested phantom units outstanding under the LTIPs based upon the fair value of the awards.

Through September 30, 2010, unit options granted under the Partnership’s LTIP generally will vest 25% on each of the next four anniversaries of the date of grant. Awards will automatically vest upon a change of control of the Partnership, as defined in the Partnership’s LTIPs. There are 25,000 unit options outstanding under the Partnership’s LTIPs at September 30, 2010 that will vest within the following twelve months.

The following table sets forth the Partnership’s unit option activity for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	100,000	$6.24	100,000	$6.24	100,000	$6.24	—	$—
Granted	—	—	—	—	—	—	100,000	6.24
Exercised(1)	(3,000)	6.24	—	—	(3,000)	6.24	—	—

Outstanding, end of period(2)(3)	97,000	$6.24	100,000	$6.24	97,000	$6.24	100,000	$6.24

Options exercisable, end of period	22,000	$6.24	—	—	22,000	$6.24

Fair value of options granted during the period Weighted average fair value of unit	—	$—	—	$—	—	$—	100,000	$0.14

Non-cash compensation expense recognized (in thousands)		$1		$2		$3		$5

(1)	The intrinsic values for option unit awards exercised during the three and nine months ended September 30, 2010 were $0.1 million.
(2)	The weighted average remaining contractual life for outstanding and exercisable options at September 30, 2010 and 2009 was 8.3 years and 9.3 years, respectively.
(3)	The aggregate intrinsic value of options outstanding at September 30, 2010 and 2009 was $1.1 million and $0.1 million, respectively.

At September 30, 2010, the Partnership had approximately $4,000 of unrecognized compensation expense related to unvested unit options outstanding under the Partnership’s LTIPs based upon the fair value of the awards.

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

Employee Incentive Compensation Plan and Agreement

A wholly-owned subsidiary of the Partnership has an incentive plan (the “Cash Plan”) which allows for equity-indexed cash incentive awards to employees of the Partnership (the “Participants”), but expressly excludes as an eligible Participant any person that, at the time of the grant, is a “Named Executive Officer” of the Partnership (as such term is defined under the rules of the Securities and Exchange Commission). The Cash Plan is administered by a committee appointed by the president and chief executive officer of the General Partner. Under the Cash Plan, cash bonus units may be awarded to Participants at the discretion of the committee, which granted 325,000 bonus units during 2009. In addition, the subsidiary granted an award of 50,000 bonus units to an executive officer on substantially the same terms as the bonus units available under the Cash Plan (the bonus units issued under the Cash Plan and under the separate agreement are, for purposes hereof, referred to as “Bonus Units”). A Bonus Unit entitles the employee to receive the cash equivalent of the then-fair market value of a common limited partner unit, without payment of an exercise price, upon vesting of the Bonus Unit. Bonus Units vest ratably over a three year period from the date of grant and will automatically vest upon a change of control, death, or termination without cause, each as defined in the governing document.

Vesting will terminate upon termination of employment with cause. In conjunction with the approval of the 2010 LTIP, the holders of 300,000 of the then outstanding 375,000 Bonus Units outstanding at June 16, 2010 agreed to exchange their Bonus Units for phantom units, effective as of June 1, 2010.

A total of 24,750 of the remaining 75,000 Bonus Units vested on June 1, 2010 and an additional 24,750 Bonus Units will vest within the following twelve months. The Partnership recognized compensation expense related to these awards based upon the fair value, which is re-measured each reporting period based upon the current fair value of the underlying common units. The Partnership recognized compensation expense related to the re-measurement of the outstanding Bonus Units of $0.3 million and $0.4 million during the three months ended September 30, 2010 and 2009, respectively, and a credit of $0.5 million during the nine months ended September 30, 2010 and expense of $0.5 million during the nine months ended September 30, 2009, which was recorded within general and administrative expense on its consolidated statements of operations. The Partnership had $0.5 million and $1.2 million, at September 30, 2010 and December 31, 2009, respectively, included within accrued liabilities on its consolidated balance sheet with regard to these awards, which represents their fair value as of those dates.

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

The partnership agreement provides that the General Partner will determine the costs and expenses that are allocable to the Partnership in any reasonable manner determined by the General Partner at its sole discretion. The Partnership reimbursed the General Partner and its affiliates $0.4 million for both the three months ended September 30, 2010 and 2009, and $1.1 million for both the nine months ended September 30, 2010 and 2009, for compensation and benefits related to its employees. There were no reimbursements for direct expenses incurred by the General Partner and its affiliates for the nine months ended September 30, 2010 and 2009. The General Partner believes that the method utilized in allocating costs to the Partnership is reasonable.

NOTE 16 – SEGMENT INFORMATION

The Partnership has two reportable segments which reflect the way the Partnership manages its operations.

The Mid-Continent segment consists of the Chaney Dell, Velma and Midkiff/Benedum operations, which are comprised of natural gas gathering and processing assets servicing drilling activity in the Anadarko and Permian Basins. Mid-Continent revenues are primarily derived from the sale of residue gas and NGLs at the tailgate of its processing plants and the gathering of natural gas.

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

The following summarizes the Partnership’s reportable segment data for the periods indicated (in thousands):

	Appalachia	Mid- Continent	Corporate and Other	Consolidated
Three Months Ended September 30, 2010:
Revenue:
Revenues – third party(1)	$143	$235,047	$(9,213)	$225,977
Revenues – affiliates	141	—	—	141

Total revenue and other income (loss), net	284	235,047	(9,213)	226,118

Costs and Expenses:
Operating costs and expenses – third party	300	191,472	—	191,772
General and administrative(2)	—	—	7,578	7,578
Depreciation and amortization	150	18,416	—	18,566
Interest expense(2)	—	—	27,446	27,446

Total costs and expenses	450	209,888	35,024	245,362

Equity income	1,787	—	—	1,787

Net income (loss) from continuing operation	1,621	25,159	(44,237)	(17,457)
Income from discontinued operations	—	—	305,927	305,927

Net income (loss)	$1,621	$25,159	$261,690	$288,470

Three Months Ended September 30, 2009(3):
Revenue:
Revenues – third party(1)	$1,146	$181,634	$(6,883)	$175,897
Revenues – affiliates	384	—	—	384

Total revenue and other income (loss), net	1,530	181,634	(6,883)	176,281

Costs and expenses:
Operating costs and expenses – third party	123	143,177	—	143,300
General and administrative(2)	—	—	8,702	8,702
Depreciation and amortization	153	17,763	—	17,916
Interest expense(2)	—	—	28,337	28,337

Total costs and expenses	276	160,940	37,039	198,255

Equity income	1,430	—	—	1,430
Loss on sale of assets	(994)	—	—	(994)

Net income (loss) from continuing operation	1,690	20,694	(43,922)	(21,538)
Income from discontinued operations	—	—	9,215	9,215

Net income (loss)	$1,690	$20,694	$(34,707)	$(12,323)

	Appalachia	Mid-Continent	Corporate and Other	Consolidated
Nine Months Ended September 30, 2010:
Revenue:
Revenues – third party(1)	$254	$691,798	$(10,026)	$682,026
Revenues – affiliates	472	—	—	472

Total revenue and other income (loss), net	726	691,798	(10,026)	682,498

Costs and Expenses:
Operating costs and expenses – third party	721	557,987	—	558,708
General and administrative(2) `	—	—	23,521	23,521
Depreciation and amortization	451	55,196	—	55,647
Interest expense(2)	—	—	78,444	78,444

Total costs and expenses	1,172	613,183	101,965	716,320

Equity income	4,137	—	—	4,137

Net income (loss) from continuing operation	3,691	78,615	(111,991)	(29,685)
Income from discontinued operations	—	—	320,684	320,684

Net income (loss)	$3,691	$78,615	$208,693	$290,999

Nine Months Ended September 30, 2009(3):
Revenue:
Revenues – third party(1)	$2,743	$498,986	$(48,041)	$453,688
Revenues – affiliates	16,881	—	—	16,881

Total revenue and other income (loss), net	19,624	498,986	(48,041)	470,569

Costs and expenses:
Operating costs and expenses – third party	6,515	401,464	—	407,979
General and administrative(2)	—	—	25,568	25,568
Depreciation and amortization	3,452	52,115	—	55,567
Interest expense(2)	—	—	75,944	75,944

Total costs and expenses	9,967	453,579	101,512	565,058

Equity income	2,140	—	—	2,140
Gain on sale of assets	108,947	—	—	108,947

Net income (loss) from continuing operation	120,744	45,407	(149,553)	16,598
Income from discontinued operations	—	—	81,241	81,241

Net income (loss)	$120,744	$45,407	$(68,312)	$97,839

(1)	Derivative contracts are held at the corporate level and are reported accordingly.
(2)	The Partnership notes that interest and general and administrative expenses have not been allocated to its reportable segments as it would be unfeasible to reasonably do so for the periods presented.
(3)	Restated to reflect amounts reclassified to discontinued operations due to the Partnership’s sale of the Elk City gas gathering and processing systems (see Note 4).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009(1)	2010	2009(1)
Capital Expenditures:
Mid-Continent	$11,340	$5,453	$32,078	$87,745
Appalachia	—	34	—	9,737

	$11,340	$5,487	$32,078	$97,482

	September 30, 2010	December 31, 2009(1)
Balance Sheet
Total assets:
Mid-Continent	$1,538,549	$1,563,082
Appalachia	146,068	143,601
Discontinued operations	—	401,776
Corporate other	24,646	29,504

	$1,709,263	$2,137,963

(1)	Restated to reflect amounts reclassified to discontinued operations due to the Partnership’s sale of the Elk City gas gathering and processing systems (see Note 4).

The following table summarizes the Partnership’s natural gas and liquids revenues by product or service for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009(1)(2)	2010	2009(1)(2)
Natural gas and liquids:
Natural gas	$72,421	$58,427	$226,806	$184,446
NGLs	134,294	93,538	383,962	229,757
Condensate	12,526	8,280	30,895	17,243
Other	1,237	1,120	315	3,334

Total	$220,478	$161,365	$641,978	$434,780

(1)	Restated to reflect amounts reclassified to discontinued operations due to the Partnership’s sale of the Elk City gas gathering and processing systems (see Note 4).
(2)	Restated to reflect amount reclassified from Natural Gas and Liquids to Transportation, Processing and other fees (see Note 1).

NOTE 17 – SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Partnership’s term loan and revolving credit facility is guaranteed by its wholly-owned subsidiaries. The guarantees are full, unconditional, joint and several. The Partnership’s consolidated financial statements as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009 include the financial statements of Atlas Pipeline Mid-Continent WestOk, LLC (“Chaney Dell LLC”) and Atlas Pipeline Mid-Continent WestTex, LLC (“Midkiff/Benedum LLC”), entities in which the Partnership has 95% interests. Under the terms of the term loan and revolving credit facility, Chaney Dell LLC and Midkiff/Benedum LLC are non-guarantor subsidiaries as they are not wholly-owned by the Partnership. The following supplemental condensed consolidating financial information reflects the Partnership’s stand-alone accounts, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the consolidating adjustments and eliminations and the Partnership’s consolidated accounts as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009. For the purpose of the following financial information, the Partnership’s investments in its subsidiaries and the guarantor subsidiaries’ investments in their subsidiaries are presented in accordance with the equity method of accounting (in thousands):

Balance Sheet	September 30, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$—	$166	$—	$—	$166
Accounts receivable – affiliates	1,371,012	—	—	(1,371,012)	—
Current portion of derivative asset	—	3,611	—	—	3,611
Other current assets	8	14,972	59,293	—	74,273

Total current assets	1,371,020	18,749	59,293	(1,371,012)	78,050

Property, plant and equipment, net	—	243,984	1,095,746	—	1,339,730
Notes receivable	—	—	1,852,927	(1,852,927)	—
Equity investments	198,223	(634,515)	—	436,292	—
Investment in joint venture	—	135,765	—	—	135,765
Intangible assets, net	—	—	132,154	—	132,154
Other assets, net	21,033	1,774	757	—	23,564

	$1,590,276	$(234,243)	$3,140,877	$(2,787,647)	$1,709,263

Liabilities and Equity
Accounts payable – affiliates	$—	$1,244,518	$136,885	$(1,371,012)	$10,391
Current portion of derivative liability	—	1,511	—	—	1,511
Other current liabilities	12,589	31,465	68,997	—	113,051

Total current liabilities	12,589	1,277,494	205,882	(1,371,012)	124,953

Long-term derivative liability	—	5,770	—	—	5,770
Long-term debt, less current portion	507,089	—	587	—	507,676
Other long-term liability	—	266	—	—	266
Equity	1,070,598	(1,517,773)	2,934,408	(1,416,635)	1,070,598

	$1,590,276	$(234,243)	$3,140,877	$(2,787,647)	$1,709,263

Balance Sheet	December 31, 2009
Assets
Cash and cash equivalents	$—	$1,021	$—	$—	$1,021
Accounts receivable – affiliates	1,383,871	—	—	(1,383,871)	—
Current portion of derivative asset	—	998	—	—	998
Other current assets	—	19,711	73,668	—	93,379
Current assets of discontinued operations	—	22,746	—	—	22,746

Total current assets	1,383,871	44,476	73,668	(1,383,871)	118,144

Property, plant and equipment, net	—	231,968	1,095,736	—	1,327,704
Notes receivable	—	—	1,852,928	(1,852,928)	—
Equity investments	568,320	237,991	—	(806,311)	—
Investment in joint venture	—	132,990	—	—	132,990
Intangible assets, net	—	—	149,481	—	149,481
Long-term derivative asset	—	361	—	—	361
Other assets, net	27,332	1,785	1,136	—	30,253
Long term assets of discontinued operations	—	379,030	—	—	379,030

	$1,979,523	$1,028,601	$3,172,949	$(4,043,110)	$2,137,963

Liabilities and Equity
Accounts payable – affiliates	$—	$1,251,468	$134,446	$(1,383,871)	$2,043
Current portion of derivative liability	—	33,547	—	—	33,547
Other current liabilities	1,813	33,069	65,076	—	99,958
Current liabilities of discontinued operations	—	13,181	—	—	13,181

Total current liabilities	1,813	1,331,265	199,522	(1,383,871)	148,729

Long-term derivative liability	—	11,126	—	—	11,126
Long-term debt, less current portion	1,254,183	—	—	—	1,254,183
Other long-term liability	—	398	—	—	398
Equity	723,527	(314,188)	2,973,427	(2,659,239)	723,527

	$1,979,523	$1,028,601	$3,172,949	$(4,043,110)	$2,137,963

Statement of Operations	Three Months Ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue and other income, net	$—	$36,959	$189,159	$—	$226,118
Total costs and expenses	(11,047)	(71,844)	(162,471)	—	(245,362)
Equity income	294,137	29,017	—	(321,367)	1,787

Income (loss) from continuing operations	283,090	(5,868)	26,688	(321,367)	(17,457)
Income from discontinued operations	—	305,927	—	—	305,927

Net income	$283,090	$300,059	$26,688	$(321,367)	$288,470

Statement of Operations	Three Months Ended September 30, 2009
Total revenue and other income, net	$—	$27,480	$148,801	$—	$176,281
Total costs and expenses	(28,291)	(44,691)	(125,273)	—	(198,255)
Equity income (loss)	69,799	25,514	—	(93,883)	1,430
Gain on asset sale	—	(994)	—	—	(994)

Income (loss) from continuing operations	41,508	7,309	23,528	(93,883)	(21,538)
Income from discontinued operations	—	9,215	—	—	9,215

Net income (loss)	$41,508	$16,524	$23,528	$(93,883)	$(12,323)

Statement of Operations	Nine Months Ended September 30, 2010
Total revenue and other income, net	$—	$123,513	$558,985	$—	$682,498
Total costs and expenses	(32,951)	(205,165)	(478,204)	—	(716,320)
Equity income	316,616	84,488	—	(396,967)	4,137

Income (loss) from continuing operations	283,665	2,836	80,781	(396,967)	(29,685)
Income from discontinued operations	—	320,684	—	—	320,684

Net income (loss)	$283,665	$323,520	$80,781	$(396,967)	$290,999

Statement of Operations	Nine Months Ended September 30, 2009
Total revenue and other income, net	$—	$50,051	$420,518	$—	$470,569
Total costs and expenses	(75,820)	(130,644)	(358,594)	—	(565,058)
Equity income (loss)	172,996	65,478	—	(236,334)	2,140
Gain on asset sale	—	108,947	—	—	108,947

Income (loss) from continuing operations	97,176	93,832	61,924	(236,334)	16,598
Income from discontinued operations	—	81,241	—	—	81,241

Net income (loss)	$97,176	$175,073	$61,924	$(236,334)	$97,839

Statement of Cash Flows	Nine Months Ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) continuing operating activities	$361,840	$15,291	$144,031	$(444,367)	$76,795
Net cash provided by discontinued operations	—	24,490	—	—	24,490

Net cash provided by (used in) operating activities	361,840	39,781	144,031	(444,367)	101,285

Net cash provided by (used in) continuing investing activities	370,097	861,369	(26,580)	(1,242,603)	(37,717)
Net cash provided by discontinued investing activities	—	667,605	—	—	667,605

Net cash provided by (used in) investing activities	370,097	1,528,974	(26,580)	(1,242,603)	629,888

Net cash provided by (used in) continued financing activities	(731,937)	(1,569,610)	(117,451)	1,686,970	(732,028)

Net change in cash and cash equivalents	—	(855)	—	—	(855)
Cash and cash equivalents, beginning of period	—	1,021	—	—	1,021

Cash and cash equivalents, end of year	$—	$166	$—	$—	$166

Statement of Cash Flows	Nine Months Ended September 30, 2009
Net cash provided by (used in) continuing operations	$167,028	$32,222	$108,827	$(276,015)	$32,062
Net cash provided by discontinued operations	—	19,420	—	—	19,420

Net cash provided by (used in) operating activities	167,028	51,642	108,827	(276,015)	51,482

Net cash provided by (used in) continuing investing activities	139,436	(17,935)	(47,848)	(102,974)	(29,321)
Net cash provided by discontinued investing activities	—	288,109	—	—	288,109

Net cash provided by (used in) investing activities	139,436	270,174	(47,848)	(102,974)	258,788
Net cash provided by (used in) financing activities	(306,464)	(318,000)	(60,979)	378,989	(306,454)

Net change in cash and cash equivalents	—	3,816	—	—	3,816
Cash and cash equivalents, beginning of period	7	1,438	—	—	1,445

Cash and cash equivalents, end of year	$7	$5,254	$—	$—	$5,261

NOTE 18 – SUBSEQUENT EVENTS

On October 18, 2010, the Partnership declared a cash distribution of $0.35 per unit on its outstanding common limited partner units. Of the $19.0 million distribution, the General Partner will receive $0.4 million for its general partner interest and $2.0 million for its common limited partner units. On March 31, 2010, the Partnership’s limited partnership agreement was amended to provide a temporary waiver of a capital contribution required for the General Partner to maintain its 2.0% general partner interest in the Partnership, relative to the January 2010 issuance of common units for warrants exercised. The General Partner plans to make such capital contribution upon receipt of the declared distributions from the Partnership, which will allow the general partner interest to be restored to 2.0% (see Note 5).

On November 8, 2010, the Partnership, Atlas Energy and Atlas Energy Resources, LLC (“ATN”), a wholly owned subsidiary of Atlas Energy, entered into a definitive agreement pursuant to which the Partnership agreed to sell its 49% non-controlling interest in Laurel Mountain to ATN for $403 million in cash, subject to certain closing adjustments. The transaction will close upon the satisfaction of certain closing conditions, including the concurrent completion of Chevron Corporation’s acquisition of Atlas Energy and the sale of certain assets from Atlas Energy to AHD, approval of the Partnership’s lenders under its revolving credit facility and other customary closing conditions. The Partnership intends to utilize the proceeds from the sale to repay its indebtedness under its revolving credit facility, to fund future capital expenditures, and for general corporate purposes.

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

Our Mid-Continent operations, as of September 30, 2010, own, have interests in and operate five natural gas processing plants with aggregate capacity of approximately 520 MMCFD. These facilities are connected to approximately 8,300 miles of active natural gas gathering systems located in Oklahoma, Kansas and Texas, which gathers gas from wells and central delivery points to our natural gas processing and treating plants, as well as third-party pipelines.

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

Recent Events

On September 1, 2010, we entered into an amendment to our credit facility agreement, which:

•

increased the annual capital contributions we are permitted to invest in Laurel Mountain from $10.0 million to $60.0 million, provided if less than $60.0 million is paid in any given year that the shortfall may be carried over to the following year;

•

revised the definition of “Consolidated EBITDA” to provide for the add-back of charges relating to premiums associated with hedging agreements, not to exceed 15% of Consolidated EBITDA and to exclude the net gains or losses attributable to a disposition of assets other than in the ordinary course of business; and

•

effective upon the closing of our sale of the Elk City system, adjusted the maximum ratio of funded debt (as defined in the credit facility) to Consolidated EBITDA to 4.75 to 1.0 from 7.0 to 1.0; the maximum ratio of senior secured funded debt (as defined in the credit facility) to Consolidated EBITDA to 2.75 to 1.0 from 4.25 to 1.0; and the minimum ratio of Consolidated EBITDA to consolidated interest expense to 2.50 to 1.0 from 1.9 to 1.0.

On September 16, 2010, we completed the sale of our Elk City and Sweetwater, Oklahoma natural gas gathering systems, the related processing and treating facilities (including the Prentiss treating facility) and the Nine Mile processing plant (collectively “Elk City”) to a subsidiary of Enbridge Energy Partners, L.P. (NYSE: EEP) for $682 million in cash, excluding working capital adjustments and transaction costs (See “Item 1. Notes to Consolidated Financial Statements (Unaudited) -Note 4). We utilized the proceeds from the sale to repay our senior secured term loan and a portion of our indebtedness under the revolving credit facility (see “Term Loan and Revolving Credit Facility”).

Subsequent Events

On October 18, 2010, we declared a cash distribution of $0.35 per unit on our outstanding common limited partner units. Of the $19.0 million distribution, the General Partner will receive $0.4 million for its general partner interest and $2.0 million for its common limited partner units. On March 31, 2010, our limited partnership agreement was amended to provide a temporary waiver of a capital contribution required for the General Partner to maintain its 2.0% general partner interest in us, relative to the January 2010 issuance of common units for warrants exercised. The General Partner plans to make such capital contribution upon receipt of the declared distributions from us, which will allow the general partner interest to be restored to 2.0%.

On November 8, 2010, we entered into a definitive agreement with Atlas Energy and Atlas Energy Resources, LLC (“ATN”), a wholly owned subsidiary of Atlas Energy, pursuant to which we agreed to sell our 49% non-controlling interest in Laurel Mountain to ATN for $403 million in cash, subject to certain closing adjustments. The transaction will close upon the satisfaction of certain closing conditions, including the concurrent completion of Chevron Corporation’s acquisition of Atlas Energy and the sale of certain assets from Atlas Energy to AHD, approval of our lenders under our revolving credit facility and other customary closing conditions. We intend to utilize the proceeds from the sale to repay our indebtedness under our revolving credit facility, to fund future capital expenditures, and for general corporate purposes.

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

Results of Operations

The following table illustrates selected volumetric information related to our reportable segments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Pricing:
Mid-Continent Weighted Average Prices:
NGL price per gallon – Conway hub	$0.85	$0.66	$0.93	$0.62
NGL price per gallon – Mt. Belvieu hub	0.95	0.81	1.04	0.71

Natural gas sales ($/Mcf):
Velma	4.03	2.90	4.35	2.99
Elk City	4.10	2.95	4.17	3.02
Chaney Dell	4.01	2.92	4.35	3.01
Midkiff/Benedum	3.99	3.02	4.30	3.11
Weighted Average	4.01	2.95	4.31	3.03

NGL sales ($/gallon):
Velma	0.80	0.65	0.87	0.60
Elk City	0.91	0.70	0.91	0.63
Chaney Dell	0.91	0.70	0.92	0.62
Midkiff/Benedum	0.94	0.84	1.00	0.73
Weighted Average	0.89	0.72	0.93	0.64

Condensate sales ($/barrel):
Velma	74.92	66.34	76.19	55.06
Elk City	71.28	61.76	72.96	48.76
Chaney Dell	68.73	63.46	71.33	50.19
Midkiff/Benedum	74.82	66.58	74.06	55.29
Weighted Average	72.75	65.79	73.42	53.91

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Volumes(1):
Appalachia:
Laurel Mountain system:
Average throughput volume – mcfd(2)	114,878	96,315	104,484	96,581
Tennessee system
Average throughput volume – mcfd	9,142	9,674	8,767	7,428
Mid-Continent:
Velma system:
Gathered gas volume – mcfd	90,377	81,562	81,107	75,919
Processed gas volume – mcfd	84,255	78,714	75,531	73,351
Residue gas volume – mcfd	68,713	62,219	61,559	57,959
NGL volume – bpd	10,231	8,922	8,749	8,158
Condensate volume – bpd	369	389	410	383
Chaney Dell system:
Gathered gas volume – mcfd	225,395	268,723	223,511	282,756
Processed gas volume – mcfd	211,533	202,516	197,197	216,407
Residue gas volume – mcfd	187,024	218,420	177,245	238,167
NGL volume – bpd	11,561	13,376	11,785	13,574
Condensate volume – bpd	599	750	661	861
Midkiff/Benedum system:
Gathered gas volume – mcfd	188,960	166,423	175,985	160,631
Processed gas volume – mcfd	170,988	152,314	161,474	149,516
Residue gas volume – mcfd	109,167	104,895	104,742	103,078
NGL volume – bpd	28,557	19,926	26,533	21,006
Condensate volume – bpd	1,867	1,942	1,353	1,426
Discontinued Operations(3):
Elk City/Sweetwater system:
Gathered gas volume – mcfd	265,744	211,287	254,298	228,630
Processed gas volume – mcfd	224,982	200,182	208,952	223,438
Residue gas volume – mcfd	198,072	181,011	194,228	203,034
NGL volume – bpd	12,899	10,792	11,396	11,361
Condensate volume – bpd	434	260	477	374

(1)	“Mcf” represents thousand cubic feet; “Mcfd” represents thousand cubic feet per day; “Bpd” represents barrels per day.
(2)	Includes 100% of the throughput volume of Laurel Mountain.
(3)	Includes Elk City/Sweetwater volumes through September 16, 2010, due to our sale of the Elk City gas gathering and processing systems (see “-Recent Events”)

Financial Presentation

On September 16, 2010, we completed the sale of Elk City (see “–Recent Events”). As such, we have adjusted the prior period consolidated financial information presented to reflect the amounts related to the operations of Elk City as discontinued operations.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenue. The following table details the revenue changes between the three months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,			Percent
	2010	2009(1)	Change	Change
Revenues:
Natural gas and liquids	$220,478	$161,365	$59,113	36.6%
Transportation, processing and other fee revenue	9,951	11,902	(1,951)	(16.4)%
Other income (loss), net	(4,311)	3,014	(7,325)	(243.0)%

Total Revenues	$226,118	$176,281	$49,837	28.3%

(1)	Restated to reflect amounts reclassified to discontinued operations due to our sale of the Elk City gas gathering and processing systems (see “-Recent Events”).

Natural gas and liquids revenue was $220.5 million for the three months ended September 30, 2010, an increase of $59.1 million from $161.4 million for the prior year comparable period. The increase was primarily attributable to a favorable price change as a result of higher realized commodity prices, partially offset by lower production volumes at the Chaney Dell system.

The Midkiff/Benedum system’s NGL production volume for the three months ended September 30, 2010 was 28,557 BPD, an increase of 43.3% when compared to the prior year period, representing an increase in production efficiency due to the start-up of the new Consolidator plant, which provides greater recoveries, increasing the liquid volumes extracted from the natural gas stream. The Chaney Dell system had NGL production volume of 11,561 BPD for the three months ended September 30, 2010, a 13.6% decrease when compared to the prior year period of 13,376 BPD. Decreased NGL volumes for the Chaney Dell system were partially a result of ethane rejection during the current period.

Transportation, processing and other fee revenue decreased to $10.0 million for the three months ended September 30, 2010 compared with $11.9 million for the prior year period. This $1.9 million decrease was primarily due to a $1.6 million decrease from the Chaney Dell system due to lower gathered volumes, as a result of decreased number of well connects over the past year, resulting from lower capital spending.

Other income (loss), net, including the impact of certain gains and losses recognized on derivatives, was a loss of $4.3 million for the three months ended September 30, 2010, which represents an unfavorable movement of $7.3 million from the prior year period gain of $3.0 million. We enter into derivative instruments principally to hedge our forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. See further discussion of derivatives under “Item 3: Quantitative and Qualitative Disclosures About Market Risk.”

Costs and Expenses. The following table details the costs and expenses changes between the three months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,			Percent
	2010	2009(1)	Change	Change
Costs and Expenses:
Natural gas and liquids	$178,920	$131,503	$47,417	36.1%
Plant operating	12,552	11,663	889	7.6%
Transportation and compression	300	134	166	123.9%
General and administrative	7,578	8,702	(1,124)	(12.9)%
Depreciation and amortization	18,566	17,916	650	3.6%
Interest expense	27,446	28,337	(891)	(3.1)%

Total Costs and Expenses	$245,362	$198,255	$47,107	23.8%

(1)	Restated to reflect amounts reclassified to discontinued operations due to our sale of the Elk City gas gathering and processing systems (see “-Recent Events”).

Natural gas and liquids cost of goods sold of $178.9 million for the three months ended September 30, 2010 represented an increase of $47.4 million from the prior year period due primarily to an increase in average commodity prices, as discussed above in revenues.

Plant operating expenses of $12.6 million for the three months ended September 30, 2010 represented an increase of $0.9 million from the prior year period mainly due to a $0.5 million increase associated with our Midkiff/Benedum system resulting from higher compressor rentals and labor costs related to the new Consolidator gas plant.

General and administrative expense, including amounts reimbursed to affiliates, decreased $1.1 million to $7.6 million for the three months ended September 30, 2010 compared with $8.7 million for the prior year period. The decrease was primarily due to a $1.4 million decrease in salaries and wages resulting mainly from an allocation of direct costs associated with the sale of Elk City, partially offset by a $0.5 million increase in equity based compensation.

Depreciation and amortization increased $0.7 million to $18.6 million for the three months ended September 30, 2010 due primarily to expansion capital expenditures incurred at our Midkiff/Benedum system subsequent to September 30, 2009.

Interest expense decreased to $27.4 million for the three months ended September 30, 2010 as compared with $28.3 million for the prior year period. This $0.9 million decrease was primarily due to a $3.1 million decrease in interest rate swap expense, plus a $2.1 million decrease in interest expense on our term loan and revolving credit facility, partially offset by a $4.1 million increase in amortized deferred finance costs. The decreased interest rate swap expense is due to the unfavorable impact of interest rate swaps in the prior year period. The decreased interest expense on our term loan and revolving credit facility is primarily due to the reduction of principal related to the retirement of the term loan and the majority of the revolving credit facility with proceeds from the sale of our Elk City system (see “Recent Events”). The increased amortization of deferred finance costs was due principally to accelerated amortization associated with the retirement of our term loan.

Other income items. The following table details the changes between the three months ended September 30, 2010 and 2009 for other income items (dollars in thousands):

	Three Months Ended September 30,			Percent
	2010	2009(1)	Change	Change
Equity income in joint venture	$1,787	$1,430	$357	25.0%
Loss on asset sale	—	(994)	994	100.0%
Income from discontinued operations	305,927	9,215	296,712	3,219.9%
Income attributable to non-controlling interests	(1,076)	(954)	(122)	12.8%

(1)	Restated to reflect amounts reclassified to discontinued operations due to our sale of the Elk City gas gathering and processing systems (see “-Recent Events”).

Equity income of $1.8 million for the three months ended September 30, 2010, which represents our ownership interest in the net income of Laurel Mountain, increased $0.4 million from the prior year period.

Loss on asset sale of $1.0 million from the prior year period is an adjustment, for post-closing costs, to the gain recognized on our contribution of a 51% ownership interest in our Appalachia natural gas gathering system to Laurel Mountain, which closed on May 31, 2009.

Income of $305.9 million from discontinued operations for the three months ended September 30, 2010 represents a $311.5 million gain on sale associated with the Elk City system (see “Recent Events”), which was sold on September 16, 2010, offset by a $5.6 million loss related to the income of Elk City. The $5.6 million loss is a decrease of $14.8 million from the prior year period, primarily due to a $13.2 million unfavorable impact of certain gains and losses recognized on derivatives mainly resulting from the recognition of $10.6 million of losses reclassified from other comprehensive income, due to the sale of Elk City.

Income attributable to non-controlling interests was $1.1 million for the three months ended September 30, 2010 compared with $1.0 million for the prior year period. This change was primarily due to higher net income for the Midkiff/Benedum joint venture, which was formed to accomplish our acquisition of control of the system. The increase in net income of the Midkiff/Benedum joint venture was principally due to higher gross margins on the sale of commodities, resulting from higher prices and volumes. The non-controlling interest expense represents Anadarko Petroleum Corporation’s interest in the net income of the Chaney Dell and Midkiff/Benedum joint ventures.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenue. The following table details the revenue changes between the nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Nine Months Ended September 30,			Percent
	2010	2009(1)	Change	Change
Revenues:
Natural gas and liquids	$641,978	$434,780	$207,198	47.7%
Transportation, processing and other fee revenue	29,944	48,906	(18,962)	(38.8)%
Other income (loss), net	10,576	(13,117)	23,693	180.6%

Total Revenues	$682,498	$470,569	$211,929	45.0%

(1)	Restated to reflect amounts reclassified to discontinued operations due to our sale of the Elk City gas gathering and processing systems (see “-Recent Events”).

Natural gas and liquids revenue was $642.0 million for the nine months ended September 30, 2010, an increase of
$207.2 million from $434.8 million for the prior year comparable period. The increase was primarily attributable to a favorable price change as a result of higher realized commodity prices combined with lower qualified hedge losses. Gains and losses within other comprehensive income related to previously designated hedges are recorded within natural gas and liquids revenue, while all other gains and losses related to derivative instruments are recorded within other income (loss), net. We enter into derivative instruments solely to hedge our forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. See further discussion of derivatives under “Item 3: Quantitative and Qualitative Disclosures About Market Risk.”

The Midkiff/Benedum system’s NGL production volume for the nine months ended September 30, 2010 was 26,533 BPD, an increase of 26.3% when compared to the prior year period, representing an increase in production efficiency, primarily due to the start-up of the new Consolidator plant, which provides greater recoveries, increasing the liquid volumes extracted from the natural gas stream. Processed natural gas volume on the Chaney Dell system was 197.2 MMCFD for the nine months ended September 30, 2010, a decrease of 8.9% compared to 216.4 MMCFD for the prior year. The Chaney Dell system had NGL production volume of 11,785 BPD for the nine months ended September 30, 2010, a 13.2% decrease when compared to the prior year period of 13,574 BPD. Decreased volumes for the Chaney Dell system were a result of weather related downtime at the facilities and a decreased number of well connects over the past year, resulting from lower capital spending.

Transportation, processing and other fee revenue decreased to $29.9 million for the nine months ended September 30, 2010 compared with $48.9 million for the prior year period. This $19.0 million decrease was primarily due to a $17.7 million decrease from the Appalachia system as a result of our May 2009 contribution of the majority of the system to Laurel Mountain, a joint venture in which we have a 49% ownership interest. After the contribution, we recognized our ownership interest in the net income of Laurel Mountain as equity income on our consolidated statements of operations.

Other income (loss), net, including the impact of certain gains and losses recognized on derivatives, was a gain of $10.6 million for the nine months ended September 30, 2010, which represents a favorable movement of $23.7 million from the prior year period loss of $13.1 million.

Costs and Expenses. The following table details the costs and expenses changes between the nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Nine Months Ended September 30,			Percent Change
	2010	2009(1)	Change
Costs and Expenses:
Natural gas and liquids	$521,495	$368,658	$152,837	41.5%
Plant operating	36,492	33,065	3,427	10.4%
Transportation and compression	721	6,256	(5,535)	(88.5)%
General and administrative	23,521	25,568	(2,047)	(8.0)%
Depreciation and amortization	55,647	55,567	80	0.1%
Interest expense	78,444	75,944	2,500	3.3%

Total Costs and Expenses	$716,320	$565,058	$151,262	26.8%

(1)	Restated to reflect amounts reclassified to discontinued operations due to our sale of the Elk City gas gathering and processing systems (see “-Recent Events”).

Natural gas and liquids cost of goods sold of $521.5 million for the nine months ended September 30, 2010 represented an increase of $152.8 million from the prior year period due primarily to an increase in average commodity prices partially offset by lower volumes in comparison to the prior year period, as discussed above in revenues.

Plant operating expenses of $36.5 million for the nine months ended September 30, 2010 represented an increase of $3.4 million from the prior year period due partially due to a $2.5 million increase associated with our Midkiff/Benedum system resulting from higher compressor rentals and labor costs related to the new Consolidator gas plant.

Transportation and compression expenses decreased to $0.7 million for the nine months ended September 30, 2010 compared with $6.3 million for the prior year period due to our contribution of the Appalachia system to Laurel Mountain.

General and administrative expense, including amounts reimbursed to affiliates, decreased $2.0 million to $23.5 million for the nine months ended September 30, 2010 compared with $25.6 million for the prior year period. The decrease was primarily related to a $1.7 million decrease in salaries and wages resulting partially from non-recurring severance expense incurred during the prior year period.

Depreciation and amortization increased $0.1 million to $55.7 million for the nine months ended September 30, 2010. Depreciation in the Mid-Continent segment increased $3.1 million due primarily to expansion capital expenditures incurred subsequent to September 30, 2009, offset by a decrease of $3.0 million in the Appalachia segment due to the sale of assets in the second quarter of 2009.

Interest expense increased to $78.4 million for the nine months ended September 30, 2010 as compared with $75.9 million for the prior year period. This $2.5 million increase was primarily due to a $3.4 million increase in interest expense associated with outstanding borrowings on our revolving credit facility, a $2.6 million higher amortization of deferred finance costs, $1.7 million of lower interest capitalized as a component of capital expenditures and a $1.6 million increase in interest expense associated with our term loan, offset by a $6.8 million decrease in interest rate swap expense. The higher interest expense on our revolving credit facility and term loan is due to higher weighted average interest rates of 6.9% in the nine months ended September 30, 2010 compared to average rates of 5.9% in the prior year period. The increased amortization of deferred finance costs was due principally to accelerated amortization associated with the retirement of our term loan with the proceeds from the sale of the Elk City system (see “Recent Events”). The lower capitalized interest is a result of fewer capital projects in the current period.

Other income items. The following table details the changes between the nine months ended September 30, 2010 and 2009 for other income items (dollars in thousands):

	Nine Months Ended September 30,			Percent Change
	2010	2009(1)	Change
Equity income in joint venture	$4,137	$2,140	$1,997	93.3%
Gain on sale of assets	—	108,947	(108,947)	(100.0)%
Income from discontinued operations	320,684	81,241	239,443	294.7%
Income attributable to non-controlling interests	(3,338)	(2,075)	(1,263)	(60.9)%

(1)	Restated to reflect amounts reclassified to discontinued operations due to our sale of the Elk City gas gathering and processing systems (see “-Recent Events”).

Equity income of $4.1 million for the nine months ended September 30, 2010 represents our ownership interest in the net income of Laurel Mountain and is an increase of $2.0 million from the prior year period, which only included four months of operations.

Gain on asset sale of $108.9 million from the prior year period is the gain recognized on our contribution of a 51% ownership interest in our Appalachia natural gas gathering system to Laurel Mountain.

Income from discontinued operations of $320.7 million for the nine months ended September 30, 2010 increased $239.4 million compared with $81.2 million for the prior year period. The increase is primarily due to the $311.5 million gain on sale of the Elk City system in the current year period, compared to the $51.1 million gain on sale of the NOARK gas gathering and interstate pipeline which was sold in May 2009.

Income attributable to non-controlling interests was $3.3 million for the nine months ended September 30, 2010 compared with $2.1 million for the prior year period. This change was primarily due to higher net income for the Chaney Dell and Midkiff/Benedum joint ventures, which were formed to accomplish our acquisition of control of the respective systems. The increase in net income of the Chaney Dell and Midkiff/Benedum joint ventures was principally due to higher gross margins on the sale of commodities, resulting from higher prices. The non-controlling interest expense represents Anadarko Petroleum Corporation’s interest in the net income of the Chaney Dell and Midkiff/Benedum joint ventures.

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

At September 30, 2010, we had $12.0 million of outstanding borrowings under our $380.0 million senior secured credit facility and $5.1 million of outstanding letters of credit, which are not reflected as borrowings on our consolidated balance sheet, with $362.9 million of remaining committed capacity under the credit facility, subject to covenant limitations (see “-Term Loan and Revolving Credit Facility”). We were in compliance with the credit facility’s covenants at September 30, 2010. At September 30, 2010, we had a working capital deficit of $46.9 million compared with a
$30.6 million working capital deficit at December 31, 2009. We believe that we will have sufficient liquid assets, cash from operations and borrowing capacity to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures for at least the next twelve-month period. However, we are subject to business, operational and other risks that could adversely affect our cash flow. We may need to supplement our cash generation with proceeds from financing activities, including borrowings under our credit facility and other borrowings, the issuance of additional limited partner units and sales of our assets.

Recent instability in the financial markets, as a result of recession or otherwise, has caused volatility in the markets and may impact the availability of funds from those markets. This may affect our ability to raise capital and reduce the amount of cash available to fund our operations. We rely on our cash flow from operations and our credit facility to execute our growth strategy and to meet our financial commitments and other short-term liquidity needs. We cannot be certain that additional capital will be available to the extent required and on acceptable terms.

Cash Flows – Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table details the cash flow changes between the nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Nine Months Ended September 30,			Percent Change
	2010	2009	Change
Net cash provided by operating activities	$101,285	$51,482	$49,803	96.7%
Net cash provided by investing activities	629,888	258,788	371,100	143.4%
Net cash used in financing activities	(732,028)	(306,454)	(425,574)	(138.9)%

Net change in cash and cash equivalents	$(855)	$3,816	$(4,671)	(122.4)%

Net cash provided by operating activities of $101.3 million for the nine months ended September 30, 2010 represented an increase of $49.8 million from $51.5 million of net cash provided by operating activities for the prior year period. The increase was derived from a $54.3 million favorable gross margin in continuing operations related to the sale of natural gas and liquids, as a result of higher prices.

Net cash provided by investing activities was $629.9 million for the nine months ended September 30, 2010, an increase of $371.1 million from $258.8 million of net cash provided by investing activities for the prior year period. This increase was principally due to the net proceeds of $674.4 million received from the sale of the Elk City system in the current period compared to $292.0 million received from the sale of the NOARK gas gathering and interstate pipeline system in the prior year period combined with the $110.4 million received from the sale of our 51% interest in the Appalachia assets in the prior year period, and due to an
$83.9 million decrease in capital expenditures compared to the prior year period (see further discussion of capital expenditures under “Liquidity and Capital Resources -Capital Requirements”).

Net cash used in financing activities was $732.0 million for the nine months ended September 30, 2010, an increase of $425.6 million from $306.4 million of net cash used in financing activities for the prior year period. This increase was mainly due to a $327.0 million net increase in repayments of the outstanding principal balance on our revolving credit facility and a $159.8 million increase in repayments of our term loan, partially offset by a $26.3 million decrease in distributions paid. The increase in repayments of the outstanding principal balance on our term loan and revolving credit facility is due to the retirement of the term loan and a portion of our revolving credit facility with proceeds from the sale of the Elk City system.

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

The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009(1)	2010	2009(1)
Maintenance capital expenditures	$2,595	$762	$6,478	$1,732
Expansion capital expenditures	8,745	4,725	25,600	95,750

Total	$11,340	$5,487	$32,078	$97,482

(1)	Restated to reflect amounts reclassified to discontinued operations due to our sale of the Elk City gas gathering and processing systems (see “-Recent Events”).

Expansion capital expenditures increased to $8.7 million for the three ended September 30, 2010, compared with $4.7 million for the prior year comparable period, partially due to enhancements to the Woolsey Compression Station within the Chaney Dell system. Expansion capital expenditures decreased to $25.6 million for the nine months ended September 30, 2010, compared with $95.8 million for the nine months ended September 30, 2009, due partially to the construction of the Madill to Velma pipeline and compressor upgrades in the prior year periods, compounded by a reduction of well connects in the current periods. The increase in maintenance capital expenditures for the three and nine months ended September 30, 2010 when compared with the comparable prior year periods was partially due to planned maintenance expense at the Waynoka plant plus fluctuations in the timing of other scheduled maintenance activity. As of September 30, 2010, we have approved expenditures of approximately $25.2 million on pipeline extensions, compressor station upgrades and processing facility upgrades.

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

Available cash is initially distributed 98.1% to our common limited partners and 1.9% to our General Partner. These distribution percentages are modified to provide for incentive distributions to be paid to our General Partner if quarterly distributions to common limited partners exceed specified targets. Incentive distributions are generally defined as all cash distributions paid to our General Partner that are in excess of 1.9% of the aggregate amount of cash being distributed. During July 2007, our General Partner, holder of all of our incentive distribution rights, agreed to allocate up to $3.75 million of its incentive distribution rights per quarter back to us after the General Partner receives the initial $7.0 million of incentive distribution rights per quarter. No incentive distributions were declared for the nine months ended September 30, 2010.

Our senior secured credit facility restricted us from paying cash distributions through the end of 2009. Commencing with the quarter ending March 31, 2010, cash distributions can be paid, only if our senior secured leverage ratio meets certain thresholds and we have minimum liquidity (both as defined in the credit agreement) of at least $50.0 million at the end of the quarter (see “-Term Loan and Revolving Credit Facility”). We met the requirements of the credit agreement for the quarter ending September 30, 2010. On October 18, 2010, we declared a cash distribution of $0.35 per unit on our outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2010. The distribution will be paid on November 12, 2010 to unitholders of record as of the close of business on November 8, 2010.

Off Balance Sheet Arrangements

As of September 30, 2010, our off balance sheet arrangements are limited to our letters of credit, issued under the provisions of our revolving credit facility, totaling $5.1 million. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate, (ii) surety and (iii) counterparty support.

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

Preferred Units

On June 30, 2010, we sold 8,000 newly-created 12% Cumulative Class C Preferred Units of limited partner interest (the “Class C Preferred Units”) to Atlas Energy for cash consideration of $1,000 per Class C Preferred Unit (the “Face Value”), for total proceeds of $8.0 million. We used the proceeds from the sale of the Class C Preferred Units for general partnership purposes. See “Item 1. Notes to Consolidated Financial Statements (Unaudited) -Note 6”.

Term Loan and Revolving Credit Facility

At September 30, 2010, we had a senior secured credit facility with a syndicate of banks which consisted of a $380.0 million revolving credit facility which matures in July 2013. The term loan, which was a part of the credit facility, was paid in full in September 2010. Borrowings under the credit facility bear interest, at our option, at either (i) adjusted LIBOR, subject to a floor of 2% per annum, plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). The weighted average interest rate on the outstanding revolving credit facility borrowings at September 30, 2010 was 7.8%. Up to $50.0 million of the credit facility may be utilized for letters of credit, of which $5.1 million was outstanding at September 30, 2010. These outstanding letter of credit amounts were not reflected as borrowings on our consolidated balance sheet.

Borrowings under the credit facility are secured by a lien on and security interest in all of our property and that of our subsidiaries, except for the assets owned by the Chaney Dell and Midkiff/Benedum joint ventures and the Laurel Mountain joint venture. Borrowings are also secured by the guaranty of each of our consolidated subsidiaries other than the joint venture companies. The credit facility contains customary covenants, including restrictions on our ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to our unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in our subsidiaries. We are also unable to borrow under our credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to our partnership agreement. We are in compliance with these covenants as of September 30, 2010 and expect to be in compliance in future periods.

The events which constitute an event of default for our credit facility include payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against us in excess of a specified amount, and a change of control of our General Partner.

On September 1, 2010, we entered into an amendment to the credit facility agreement to:

•	increase the amount we are permitted to invest in Laurel Mountain from $10.0 million to $60.0 million per year, with any unused amount being carried forward to the next year;

•

revise the definition of “Consolidated EBITDA” to include premiums associated with permitted hedging agreements, not to exceed 15% of Consolidated EBITDA, and to exclude net after-tax gains or losses attributable to a disposition of assets other than in the ordinary course of business; and

•

effective upon the closing of our sale of the Elk City system (see “Recent Events”), adjusted the maximum ratio of funded debt (as defined in the credit facility) to Consolidated EBITDA to 4.75 to 1.0 from 7.0 to 1.0; the maximum ratio of senior secured funded debt (as defined in the credit facility) to Consolidated EBITDA to 2.75 to 1.0 from 4.25 to 1.0; and the minimum ratio of Consolidated EBITDA to consolidated interest expense to 2.50 to 1.0 from 1.9 to 1.0.

As of September 30, 2010, our leverage ratio was 3.16 to 1.0, our senior secured leverage ratio was 0.11 to 1.0, and our interest coverage ratio was 3.21 to 1.0.

Senior Notes

At September 30, 2010, we had $223.1 million principal amount outstanding of 8.75% senior unsecured notes due on June 15, 2018 (“8.75% Senior Notes”) and $275.5 million principal amount outstanding of 8.125% senior unsecured notes due on December 15, 2015 (“8.125% Senior Notes”; collectively, the “Senior Notes”). Our 8.125% Senior Notes are presented combined with a net $3.4 million of unamortized discount as of September 30, 2010. Interest on the Senior Notes in the aggregate is payable semi-annually in arrears on June 15 and December 15. The 8.75% Senior Notes are redeemable at any time after June 15, 2013, and the 8.125% Senior Notes are redeemable at any time after December 31, 2010, at certain redemption prices, together with accrued and unpaid interest to the date of redemption. Prior to June 15, 2011, we may redeem up to 35% of the aggregate principal amount of the 8.75% Senior Notes with the proceeds of certain equity offerings at a stated

redemption price. The Senior Notes in the aggregate are also subject to repurchase by us at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if we do not reinvest the net proceeds within 360 days. The Senior Notes are junior in right of payment to our secured debt, including our obligations under our credit facility.

Indentures governing the Senior Notes in the aggregate contain covenants, including limitations of our ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of our assets. We are in compliance with these covenants as of September 30, 2010.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, depreciation and amortization, asset impairment, fair value of derivative instruments, the probability of forecasted transactions and the allocation of purchase price to the fair value of assets acquired. A discussion of our significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included within our Annual Report on Form 10-K for the year ended December 31, 2009, and there have been no material changes to these policies through September 30, 2010.

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

We use a fair value methodology to value the assets and liabilities for our outstanding derivative contracts (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) -Note 10”). At September 30, 2010, all of our derivative contracts are defined as Level 2, with the exception of our NGL fixed price swaps and NGL options. Our Level 2 commodity hedges are calculated based on observable market data related to the change in price of the underlying commodity. Valuations for our NGL fixed price swaps are based on a forward price curve modeled on a regression analysis of quoted price curves for NGL’s for similar locations and therefore are defined as Level 3. Valuations for our NGL options are based on forward price curves developed by financial institutions, and therefore are defined as Level 3.

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

We are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodical use of derivative instruments. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on September 30, 2010. Only the potential impact of hypothetical assumptions is analyzed. The analysis does not consider other possible effects that could impact our business.

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

Interest Rate Risk. At September 30, 2010, we had a $380.0 million senior secured revolving credit facility ($12.0 million outstanding). Borrowings under the credit facility bear interest, at our option at either (i)

adjusted LIBOR plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). On May 29, 2009, we entered into an amendment to our senior secured revolving credit facility agreement which, among other changes, set a floor for the LIBOR interest rate of 2.0% per annum. The weighted average interest rate for the revolving credit facility borrowings was 7.8% at September 30, 2010. At September 30, 2010, we had no interest rate derivative contracts. Holding all other variables constant, a 100 basis-point, or 1%, change in interest rates would not change our annual interest expense.

Commodity Price Risk. We are exposed to commodity prices as a result of being paid for certain services in the form of natural gas, NGLs and condensate rather than cash. For gathering services, we receive fees or commodities from the producers to bring the raw natural gas from the wellhead to the processing plant. For processing services, we either receive fees or commodities as payment for these services, based on the type of contractual agreement. We use a number of different derivative instruments in connection with our commodity price risk management activities. We enter into financial swap and option instruments to hedge our forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, NGLs and condensate are sold. Under swap agreements, we receive or pay a fixed price and receive or remit a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right, but not the obligation, to receive or pay a fixed price and receive or remit a floating price based on certain indices for the relevant contract period. See “Item 1. Notes to Consolidated Financial Statements (Unaudited) -Note 10” for further discussion of our derivative instruments. Average estimated 2010 market prices for NGLs, natural gas and condensate, based upon New York Mercantile Exchange (“NYMEX”) forward price curves as of October 6, 2010, are $1.05 per gallon, $4.30 per million BTU and $85.65 per barrel, respectively. A 10% change in these prices would change our forecasted gross margin for the twelve-month period ended September 30, 2011 by approximately $15.0 million.

During the nine months ended September 30, 2010 and 2009, we made net payments of $25.3 million and $5.0 million, respectively, related to the early termination of derivative contracts. The terminated derivative contracts were to expire at various times through the fourth quarter of 2010. During the three and nine months ended September 30, 2010, and 2009, we recognized the following derivative activity related to the early termination of these derivative instruments within our consolidated statements of operations (in thousands):

Early termination of derivative contracts	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009(1)	2010	2009(1)

Cash paid for early termination	$—	$—	$(25,315)	$(5,000)
Equity applied to prior period early termination	—	—	(8,421)	—

Total realized loss at early termination(2)	$—	$—	$(33,736)	$(5,000)

Net cash derivative gain included within natural gas and liquids revenue	$—	$—	$12,198	$—
Net cash derivative expense included within other income (loss), net	—	—	(34,599)	(2,260)
Net cash derivative expense included within discontinued operations	—	—	(11,335)	(2,740)

Total realized loss at early termination(2)	—	—	(33,736)	(5,000)
Recognition of deferred hedge loss from prior periods included within natural gas and liquids revenue(3)	(2,519)	(13,565)	(23,216)	(33,629)
Recognition of deferred hedge gain from prior periods included within other income (loss), net(3)	2,911	11,262	32,150	24,148
Recognition of deferred hedge gain from prior periods included within discontinued operations(3)	(1,325)	(2,185)	4,137	(9,854)

Total realized loss from early termination recognized in current period(2)	$(933)	$(4,488)	$(20,665)	$(24,335)

(1)	Restated to reflect amounts reclassified to discontinued operations due to our sale of the Elk City gas gathering and processing systems (see “-Recent Events”).
(2)	Realized gain (loss) represents the gain/loss recognized when the derivative contract is settled. A portion of realized gain (loss) recognized in other income (loss), net is a reclassification of unrealized gain (loss) previously recognized as a factor of recording the changes in the fair value of the derivatives prior to settlement.
(3)	Non-Cash recognition of deferred hedge gain (loss) includes (i) theoretical premiums related to calls sold in conjunction with puts purchased in costless collars in which the puts were sold as part of the equity unwinds in 2008 and (ii) the effective portion of hedges deferred to OCI.

In addition, we will recognize, in our consolidated statement of operations, $5.8 million net income, related to derivative contracts terminated in 2008, during the periods for which the hedged physical transactions are forecasted to be settled, with
$0.7 million of income to be recognized during the remainder of the year ending December 31, 2010 and $2.8 million and
$2.3 million of income to be recognized during the years ending December 31, 2011 and 2012, respectively.

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

Under the supervision of our General Partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

In addition to the factors discussed elsewhere in this report, including the financial statements and related notes, the investor should consider carefully the risks and uncertainties described in this item and under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009. These risks and uncertainties could materially adversely affect our business, financial condition and results of operations. If any of these risks or uncertainties were to occur, our business, financial condition or results of operation could be materially adversely affected.

The recent adoption of derivatives legislation by the United States Congress could have an adverse effect on the Partnership’s ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with its business.

The United States Congress recently adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as the Partnership, that participate in that market. The Commodity Futures Trading Commission (“CFTC”) has also proposed regulations to set position limits for certain futures and option contracts in the major energy markets, although it is not possible at this time to predict whether or when the CFTC will adopt those rules or include comparable provisions in its rulemaking under the new legislation. The financial reform legislation may require the Partnership to comply with margin requirements and with certain clearing and trade-execution requirements, although the application of those provisions to the Partnership is uncertain at this time. The financial reform legislation may also require the counterparties to the Partnership’s derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral); materially alter the terms of derivative contracts; reduce the availability of derivatives to protect against risks the Partnership encounters; reduce the Partnership’s ability to monetize or restructure its existing derivative contracts; and increase the exposure to less creditworthy counterparties. If the Partnership reduces its use of derivatives as a result of the legislation and regulations, the Partnership’s results of operations may become more volatile and its cash flows may be less predictable, which could adversely affect the Partnership’s ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. The Partnership’s revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on the Partnership, its financial condition, and its results of operations.

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1	Securities Purchase Agreement, dated July 27, 2010, by and among Atlas Pipeline Mid-Continent, LLC, Atlas Pipeline Partners, L.P., Enbridge Pipelines (Texas Gathering) L.P. and Enbridge Energy Partners, L.P.(25)

3.1	Certificate of Limited Partnership(1)

3.2(a)	Second Amended and Restated Agreement of Limited Partnership(2)

3.2(b)	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership(3)

3.2(c)	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership(4)

3.2(d)	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership(5)

3.2(e)	Amendment No. 4 to Second Amended and Restated Agreement of Limited Partnership(6)

3.2(f)	Amendment No. 5 to Second Amended and Restated Agreement of Limited Partnership(9)

3.2(g)	Amendment No. 6 to Second Amended and Restated Agreement of Limited Partnership(11)

3.2(h)	Amendment No. 7 to Second Amended and Restated Agreement of Limited Partnership(21)

3.2(i)	Amendment No. 8 to Second Amended and Restated Agreement of Limited Partnership(22)

3.3	Amended and Restated Certificate of Designation for 12% Cumulative Class B Preferred Units(11)

3.4	Certificate of Designation for 12% Cumulative Class C Preferred Units(22)

4.1	Common unit certificate(1)

4.2	8 1/8% Senior Notes Indenture dated December 20, 2005(10)

4.3	8 3/4% Senior Notes Indenture dated June 27, 2008(7)

10.1(a)	Revolving Credit and Term Loan Agreement dated July 27, 2007 by and among Atlas Pipeline Partners, L.P., Wachovia Bank, National Association and the several guarantors and lenders hereto(4)

10.1(b)	Amendment No. 1 and Agreement to the Revolving Credit and Term Loan Agreement, dated June 12, 2008(6)

10.1(c)	Amendment No. 2 to Revolving Credit and Term Loan Agreement, dated May 29, 2009 (12)

10.1(d)	Amendment No. 3 to Revolving Credit and Term Loan Agreement, dated September 1, 2010 (26)

10.2	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Operating Partnership, L.P.(21)

10.3	Form of Warrant to purchase common units dated August 20, 2009(13)

10.4	Form of First Amendment to Warrant to purchase common units dated January 7, 2010(19)

10.5	Long-Term Incentive Plan(20)

10.6	2010 Long-Term Incentive Plan(23)

10.7	Form of Grant of Phantom Units in Exchange for Bonus Units(23)

10.8	Form of 2010 Long-Term Incentive Plan Phantom Unit Grant Letter(24)

10.9	Form of Grant of Phantom Units to Non-Employee Managers

10.10	Atlas Pipeline Mid-Continent, LLC 2009 Equity-Indexed Bonus Plan(20)

10.11	Form of Atlas Pipeline Mid-Continent, LLC 2009 Equity-Indexed Bonus Plan Grant Agreement(20)

10.12	Formation and Exchange Agreement dated March 31, 2009 between Williams Field Services Group, LLC, Williams Laurel Mountain, LLC, Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, L.P. and APL Laurel Mountain, LLC(14)

10.13	Employment Agreement, dated as of January 15, 2009, between Atlas America, Inc. and Eugene N. Dubay(14)

10.14	Securities Purchase Agreement dated April 7, 2009, by and between Atlas Pipeline Mid-Continent, LLC and Spectra Energy Partners OLP, LP(15)

10.15	Atlas Pipeline Holdings II, LLC Limited Liability Company Agreement(16)

10.16	ATN Option Agreement dated as of June 1, 2009, by and among APL Laurel Mountain, LLC, Atlas Pipeline Operating Partnership, L.P. and Atlas Energy Resources, LLC(17)

10.17	Amended and Restated Limited Liability Company Agreement of Laurel Mountain Midstream, LLC dated as of June 1, 2009(17)

10.18	Letter Agreement, dated as of August 31, 2009, between Atlas America, Inc. and Eric Kalamaras(18)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

(1)	Previously filed as an exhibit to registration statement on Form S-1 on January 20, 2000.
(2)	Previously filed as an exhibit to registration statement on Form S-3 on April 2, 2004.
(3)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended June 30, 2007.
(4)	Previously filed as an exhibit to current report on Form 8-K on July 30, 2007.
(5)	Previously filed as an exhibit to current report on Form 8-K on January 8, 2008.
(6)	Previously filed as an exhibit to current report on Form 8-K on June 16, 2008.
(7)	Previously filed as an exhibit to current report on Form 8-K on June 27, 2008.
(8)	[Intentionally omitted]
(9)	Previously filed as an exhibit to current report on Form 8-K on January 6, 2009.
(10)	Previously filed as an exhibit to current report on Form 8-K on December 21, 2005.
(11)	Previously filed as an exhibit to current report on Form 8-K on April 3, 2009.
(12)	Previously filed as an exhibit to current report on Form 8-K on June 1, 2009.
(13)	Previously filed as an exhibit to current report on Form 8-K on August 20, 2009.
(14)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2009.
(15)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended June 30, 2009.
(16)	Previously filed as an exhibit to current report on Form 8-K on June 2, 2009.
(17)	Previously filed as an exhibit to current report on Form 8-K on June 5, 2009.
(18)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended September 30, 2009.
(19)	Previously filed as an exhibit to current report on Form 8-K on January 8, 2010.
(20)	Previously filed as an exhibit to annual report on Form 10-K for the year ended December 31, 2009.
(21)	Previously filed as an exhibit to current report on Form 8-K on April 2, 2010.
(22)	Previously filed as an exhibit to current report on Form 8-K on July 7, 2010.
(23)	Previously filed as an exhibit to current report on Form 8-K on June 17, 2010.
(24)	Previously filed as an exhibit to current report on Form 8-K on June 23, 2010.
(25)	Previously filed as an exhibit to current report on Form 8-K on July 29, 2010.
(26)	Previously filed as an exhibit to current report on Form 8-K on September 1, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS PIPELINE PARTNERS, L.P.

	By:	Atlas Pipeline Partners GP, LLC,
its General Partner

Date: November 9, 2010	By:	/s/ EUGENE N. DUBAY
Eugene N. Dubay
Chief Executive Officer, President and Managing Board Member of the General Partner

Date: November 9, 2010	By:	/s/ ERIC T. KALAMARAS
Eric T. Kalamaras
Chief Financial Officer of the General Partner

Date: November 9, 2010	By:	/s/ ROBERT W. KARLOVICH, III
Robert W. Karlovich, III
Chief Accounting Officer of the General Partner