Form 10-Q
period 2011-06-30
ATLAS PIPELINE PARTNERS LP
filed 2011-08-05
CIK 1092914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Registrant’s telephone number, including area code : (412) 262-2830

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

The number of common units of the registrant outstanding on July 29, 2011 was 53,582,190.

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

Glossary of Terms

Definitions of terms and acronyms generally used in the energy industry and in this report are as follows:

BPD	Barrels per day. Barrel - measurement for a standard US barrel is 42 gallons. Crude oil and condensate are generally reported in barrels.

BTU	British thermal unit, a basic measure of heat energy

Condensate	Liquid hydrocarbons present in casinghead gas that condense within the gathering system and are removed prior to delivery to the gas plant. This product is generally sold on terms more closely tied to crude oil pricing.

FASB	Financial Accounting Standards Board

Fractionation	The process used to separate an NGL stream into its individual components.

GAAP	Generally Accepted Accounting Principles

IFRS	International Financial Reporting Standards

Keep-Whole	Contract with producer whereby plant operator pays for or returns gas having an equivalent BTU content to the gas received at the well-head.

L.P.	Limited Partner or Limited Partnership

MCF	Thousand cubic feet

MCFD	Thousand cubic feet per day

MMBTU	Million British thermal units

MMCFD	Million cubic feet per day

NGL(s)	Natural Gas Liquid(s), primarily ethane, propane, normal butane, isobutane and natural gasoline

Percentage of Proceeds, (“POP”)	Contract with natural gas producers whereby the plant operator retains a negotiated percentage of the sale proceeds.

Residue gas	The portion of natural gas remaining after natural gas is processed for removal of NGLs and impurities.

SEC	Securities and Exchange Commission

Y-grade	A term utilized in the industry for the NGL stream prior to fractionation, also referred to as “raw mix.”

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	June 30, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$166	$164
Accounts receivable	114,642	99,759
Notes receivable	8,500	—
Prepaid expenses and other	16,496	15,118

Total current assets	139,804	115,041

Property, plant and equipment, net	1,413,104	1,341,002
Intangible assets, net	114,827	126,379
Investment in joint ventures	85,687	153,358
Long-term portion of derivative asset	4,418	—
Other assets, net	21,425	29,068

Total assets	$1,779,265	$1,764,848

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term debt	$217	$210
Accounts payable – affiliates	2,318	12,280
Accounts payable	48,051	29,382
Accrued liabilities	28,040	30,013
Accrued interest payable	1,017	1,921
Current portion of derivative liability	6,404	4,564
Accrued producer liabilities	89,006	72,996
Distribution payable	—	240

Total current liabilities	175,053	151,606

Long-term portion of derivative liability	976	5,608

Long-term debt, less current portion	358,744	565,764

Other long-term liability	173	223

Commitments and contingencies

Equity:
General Partner’s interest	24,199	20,066
Class C preferred limited partner’s interest	—	8,000
Common limited partners’ interests	1,259,337	1,057,342
Accumulated other comprehensive loss	(7,820)	(11,224)

Total partners’ capital	1,275,716	1,074,184
Non-controlling interest	(31,397)	(32,537)

Total equity	1,244,319	1,041,647

Total liabilities and equity	$1,779,265	$1,764,848

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Natural gas and liquids	$330,168	$198,162	$596,477	$421,500
Transportation, processing and other fees – third parties	10,380	9,743	19,668	19,662
Transportation, processing and other fees – affiliates	55	155	177	331
Other income (loss), net	9,582	8,167	(9,274)	14,887

Total revenue and other income (loss), net	350,185	216,227	607,048	456,380

Costs and expenses:
Natural gas and liquids	274,176	162,816	492,468	342,575
Plant operating	13,381	11,981	26,155	23,940
Transportation and compression	151	232	335	421
General and administrative	8,193	5,817	16,791	15,193
Compensation reimbursement – affiliates	462	375	881	750
Other costs	575	—	575	—
Depreciation and amortization	19,123	18,624	38,028	37,081
Interest	6,145	24,595	18,590	50,998

Total costs and expenses	322,206	224,440	593,823	470,958

Equity income in joint ventures	687	888	1,149	2,350
Gain (loss) on asset sale	(273)	—	255,674	—
Loss on early extinguishment of debt	(19,574)	—	(19,574)	—

Income (loss) from continuing operations	8,819	(7,325)	250,474	(12,228)

Discontinued operations:
Loss on sale of discontinued operations	—	—	(81)	—
Earnings from discontinued operations	—	7,976	—	14,757

Income (loss) from discontinued operations	—	7,976	(81)	14,757

Net income	8,819	651	250,393	2,529

Income attributable to non-controlling interests	(1,545)	(945)	(2,732)	(2,262)
Preferred unit dividends	(149)	—	(389)	—

Net income (loss) attributable to common limited partners and the General Partner	$7,125	$(294)	$247,272	$267

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Allocation of net income (loss) attributable to:

Common limited partner interest:
Continuing operations	$6,982	$(8,112)	$242,381	$(14,213)
Discontinued operations	—	7,824	(79)	14,475

	6,982	(288)	242,302	262

General Partner interest:
Continuing operations	143	(158)	4,972	(277)
Discontinued operations	—	152	(2)	282

	143	(6)	4,970	5

Net income (loss) attributable to:
Continuing operations	7,125	(8,270)	247,353	(14,490)
Discontinued operations	—	7,976	(81)	14,757

	$7,125	$(294)	$247,272	$267

Net income (loss) attributable to common limited partners per unit:
Basic:
Continuing operations	$0.13	$(0.15)	$4.50	$(0.27)
Discontinued operations	—	0.14	—	0.27

	$0.13	$(0.01)	$4.50	$—

Weighted average common limited partner units (basic)	53,517	53,214	53,446	53,033

Diluted:
Continuing operations	$0.13	$(0.15)	$4.50	$(0.27)
Discontinued operations Diluted	—	0.14	—	0.27

	$0.13	$(0.01)	$4.50	$—

Weighted average common limited partner units (diluted)	53,909	53,214	53,878	53,033

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(in thousands, except unit data)

	Number of Limited Partner Units		Class C			Accumulated
	Class C Preferred	Common	Preferred Limited Partner	Common Limited Partners	General Partner	Other Comprehensive Loss	Non- controlling Interest	Total
Balance at January 1, 2011	8,000	53,338,010	$8,000	$1,057,342	$20,066	$(11,224)	$(32,537)	$1,041,647
Redemption of Class C cumulative preferred limited partner units	(8,000)	—	(8,000)	—	—	—	—	(8,000)
Distributions paid	—	—	(629)	(41,481)	(837)	—	—	(42,947)
Distributions paid to non-controlling interests	—	—	—	—	—	—	(1,592)	(1,592)
Distributions payable	—	—	240	—	—	—	—	240
Issuance of units under incentive plans	—	259,900	—	468	—	—	—	468
Repurchase and retirement of common limited partner units	—	(23,345)	—	(812)	—	—	—	(812)
Unissued units under incentive plans	—	—	—	1,518	—	—	—	1,518
Other comprehensive income	—	—	—	—	—	3,404	—	3,404
Net income	—	—	389	242,302	4,970	—	2,732	250,393

Balance at June 30, 2011	—	53,574,565	$—	$1,259,337	$24,199	$(7,820)	$(31,397)	$1,244,319

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$250,393	$2,529
Less: Income (loss) from discontinued operations	(81)	14,757

Net income (loss) from continuing operations	250,474	(12,228)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	38,028	37,081
Equity income in joint venture	(1,149)	(2,350)
Distributions received from joint venture	1,764	6,450
Non-cash compensation expense	1,679	2,027
Gain on asset sales	(255,674)	—
Loss on early extinguishment of debt	19,574	—
Amortization of deferred finance costs	2,301	3,182
Change in operating assets and liabilities:
Accounts receivable, prepaid expenses and other	(16,301)	41,153
Accounts payable and accrued liabilities	24,982	(16,110)
Accounts payable and accounts receivable – affiliates	(9,962)	4,610
Derivative accounts payable and receivable	(3,806)	(11,071)

Net cash provided by continuing operating activities	51,910	52,744
Net cash provided by discontinued operating activities	—	4,382

Net cash provided by operating activities	51,910	57,126

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution to equity investment	(12,250)	(5,614)
Capital expenditures	(91,969)	(19,835)
Acquisition of equity investment	(85,000)	—
Net proceeds related to asset sales	411,480	—
Other	382	454

Net cash provided by (used in) continuing investing activities	222,643	(24,995)
Net cash used in discontinued investing activities	(81)	(4,382)

Net cash provided by (used in) investing activities	222,562	(29,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	387,000	219,000
Repayments under credit facility	(314,500)	(260,000)
Repayment of debt	(279,557)	(7,660)
Payment of premium on early retirement of debt	(14,342)	—
Principal payments on capital lease	(104)	(270)
Net proceeds from issuance of common limited partner units	468	15,319
Purchase and retirement of treasury units	(812)	—
Net proceeds from issuance of preferred limited partner units	—	8,000
Redemption of preferred limited partner units	(8,000)	—
Net distributions to non-controlling interest holders	(1,592)	(3,222)
Distributions paid to common limited partners, the General Partner and preferred limited partners	(42,947)	—
Other	(84)	223

Net cash used in financing activities	(274,470)	(28,610)

Net change in cash and cash equivalents	2	(861)
Cash and cash equivalents, beginning of period	164	1,021

Cash and cash equivalents, end of period	$166	$160

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Atlas Pipeline Partners, L.P. (the “Partnership”) is a publicly-traded (NYSE: APL) Delaware limited partnership engaged in the gathering and processing of natural gas in the Mid-Continent and Appalachia regions and the transportation of NGLs in the Mid-Continent. The Partnership’s operations are conducted through subsidiary entities whose equity interests are owned by Atlas Pipeline Operating Partnership, L.P. (the “Operating Partnership”), a wholly-owned subsidiary of the Partnership. At June 30, 2011, Atlas Pipeline Partners GP, LLC (the “General Partner”) owned a combined 2.0% general partner interest in the consolidated operations of the Partnership, through which it manages and effectively controls both the Partnership and the Operating Partnership. The remaining 98.0% ownership interest in the consolidated operations consists of limited partner interests. At June 30, 2011, the Partnership had 53,574,565 common units outstanding, including 1,641,026 common units held by the General Partner and 4,113,227 common units held by Atlas Energy, L.P., a publicly-traded partnership (NYSE: ATLS), formerly known as Atlas Pipeline Holdings, L.P. The General Partner is a wholly-owned subsidiary of Atlas Energy, L.P.

On February 17, 2011, Atlas Energy, Inc., a formerly publicly-traded company, completed an agreement and plan of merger with Chevron Corporation (“Chevron”), pursuant to which, among other things, Atlas Energy, Inc. became a wholly-owned subsidiary of Chevron (the “Chevron Merger”). At the time of the Chevron Merger, Atlas Energy, Inc. owned a 64.3% ownership interest in Atlas Energy, L.P.’s common units, and 1,112,000 of the Partnership’s common units, along with 8,000 $1,000 par value 12% cumulative Class C preferred limited partner units. The Partnership’s common units and 12% cumulative Class C preferred units held directly by Atlas Energy, Inc. were acquired by Chevron as part of the Chevron Merger. Atlas Energy, Inc. contributed Atlas Energy, L.P.’s general partner, Atlas Energy GP, LLC (formerly known as Atlas Pipeline Holdings GP, LLC) to Atlas Energy, L.P., so that Atlas Energy GP, LLC became Atlas Energy, L.P.’s wholly-owned subsidiary. In addition, Atlas Energy, Inc. distributed to its stockholders all Atlas Energy, L.P.’s common units that it held. On May 27, 2011, the Partnership redeemed the 8,000 $1,000 par value 12% cumulative Class C preferred limited partner units held by Chevron (see Note 5).

The Partnership has adjusted its consolidated financial statements and related footnote disclosures presented within this Form 10-Q from the amounts previously presented to reflect the September 16, 2010 sale of its Elk City and Sweetwater, Oklahoma natural gas gathering systems (collectively “Elk City”) (see Note 4). The Partnership has retrospectively adjusted its prior period consolidated financial statements to reflect the amounts related to the operations of Elk City as discontinued operations.

The accompanying consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2010 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the six month period ended June 30, 2011 may not necessarily be indicative of the results of operations for the full year ending December 31, 2011.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further within this note, a more thorough discussion of the Partnership’s significant accounting policies is included in its audited consolidated financial statements and notes thereto in its Annual Report on Form 10-K for the year ended December 31, 2010.

Capitalized Interest

The Partnership capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average interest rate used to capitalize interest on borrowed funds was 7.3% and 7.4% for the three months ended June 30, 2011 and 2010, respectively, and 7.7% and 7.4% for the six months ended June 30, 2011 and 2010, respectively. The amount of interest capitalized was $1.1 million and $0.2 million for the three months ended June 30, 2011 and 2010, respectively, and $1.3 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively.

Intangible Assets

The Partnership has recorded intangible assets with finite lives in connection with certain consummated acquisitions. The following table reflects the components of intangible assets being amortized at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010	Estimated Useful Lives In Years
Customer relationships:
Gross carrying amount	$205,313	$205,313	7–10
Accumulated amortization	(90,486)	(78,934)

Net carrying amount	$114,827	$126,379

The Partnership amortizes intangible assets with finite useful lives over their estimated useful lives. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset must be amortized over the best estimate of its useful life. At a minimum, the Partnership will assess the useful lives of all intangible assets on an annual basis to determine if adjustments are required. The estimated useful life for the Partnership’s customer relationship intangible assets is based upon the estimated average length of non-contracted customer relationships in existence at the date of acquisition, adjusted for management’s estimate of whether these individual relationships will continue in excess or less than the average length. The weighted-average amortization period for customer relationships is 9.1 years. The Partnership recorded amortization expense on intangible assets of $5.8 million for both the three months ended June 30, 2011 and 2010, and $11.6 million for both the six months ended June 30, 2011 and 2010 on its consolidated statements of operations. Amortization expense related to intangible assets is estimated to be as follows for each of the next five calendar years: 2011 to 2013 - $23.1 million per year; 2014 - $19.5 million; 2015 - $14.5 million.

Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values and are generally accounted for as equity on the Partnership’s consolidated balance sheets. Share-based awards, which have a cash option, are classified as liabilities on the Partnership’s consolidated balance sheets. All other share-based awards are classified as equity on the Partnership’ consolidated balance sheets. Compensation expense associated with share-based payments is recognized within general and administrative expenses on the Partnership’s statements of operations from the date of the grant through the date of vesting, amortized on a straight-line method. Generally, no expense is recorded for awards that do not vest due to forfeiture.

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

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per unit pursuant to the two-class method. The Partnership’s phantom unit awards, which consist of common units issuable under the terms of its long-term incentive plans and incentive compensation agreements (see Note 13), contain non-forfeitable rights to distribution equivalents of the Partnership. The participation rights result in a non-contingent transfer of value each time the Partnership declares a distribution or distribution equivalent right during the award’s vesting period. However, unless the contractual terms of the participating securities require the holders to share in the losses of the entity, net loss is not allocated to the participating securities. As such, the net income (loss) utilized in the calculation of net income (loss) per unit must be after the allocation of only net income to the phantom units on a pro-rata basis.

The following is a reconciliation of net income (loss) from continuing operations and net income from discontinued operations allocated to the General Partner and common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010(1)	2011	2010(1)

Continuing operations:
Net income (loss)	$8,819	$(7,325)	$250,474	$(12,228)
Income attributable to non-controlling interest	(1,545)	(945)	(2,732)	(2,262)
Preferred unit dividends	(149)	—	(389)	—

Net income (loss) attributable to common limited partners and the General Partner	7,125	(8,270)	247,353	(14,490)
Less: net income (loss) attributable to the General Partner’s ownership interests	143	(158)	4,972	(277)

Net income (loss) attributable to common limited partners	6,982	(8,112)	242,381	(14,213)
Less: Net income attributable to participating securities – phantom units(2)	51	—	1,940	—

Net income (loss) utilized in the calculation of net income (loss) from continuing operations attributable to common limited partners per unit	$6,931	$(8,112)	$240,441	$(14,213)

Discontinued operations:
Net income (loss)	$—	$7,976	$(81)	$14,757
Less: net income (loss) attributable to the General Partner’s ownership interests	—	152	(2)	282

Net income (loss) utilized in the calculation of net income from discontinued operations attributable to common limited partners per unit	$—	$7,824	$(79)	$14,475

(1)	Restated to reflect amounts reclassified to discontinued operations due to the sale of Elk City (see Note 4).
(2)	Net income attributable to common limited partners’ ownership interest is allocated to the phantom units on a pro-rata basis (weighted average phantom units outstanding as a percentage of the sum of the weighted average phantom units and common limited partner units outstanding). For the three and six months ended June 30, 2010, net loss attributable to common limited partners’ ownership interest is not allocated to approximately 112,000 and 81,000 phantom units, respectively, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity.

Diluted net income (loss) attributable to common limited partners per unit is calculated by dividing net income (loss) attributable to common limited partners, plus income allocable to participating securities, by the sum of the weighted average number of common limited partner units outstanding plus the dilutive effect of outstanding participating securities and unit option awards, as calculated by the treasury stock method. Unit options consist of common units issuable upon payment of an exercise price by the participant under the terms of the Partnership’s long-term incentive plans (see Note 13).

The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average number of common limited partner units – basic	53,517	53,214	53,446	53,033
Add effect of participating securities – phantom units(1)	392	—	432	—
Add effect of dilutive option incentive awards(2)	—	—	—	—

Weighted average common limited partner units – diluted	53,909	53,214	53,878	53,033

(1)	For the three and six months ended June 30, 2010, approximately 112,000 and 81,000 phantom units, respectively, were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such phantom units would have been anti-dilutive.
(2)	For the three and six months ended June 30, 2010, 100,000 unit options were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such unit options would have been anti-dilutive. There were no unit options outstanding for the three and six months ended June 30, 2011.

Comprehensive Income

Comprehensive income includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income (loss), are referred to as “other comprehensive income” or “OCI” and for the Partnership only include changes in the fair value of unsettled derivative contracts which were previously accounted for as cash flow hedges (see Note 9). The following table sets forth the calculation of the Partnership’s comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$8,819	$651	$250,393	$2,529
Income attributable to non-controlling interests	(1,545)	(945)	(2,732)	(2,262)
Preferred unit dividends	(149)	—	(389)	—

Net income (loss) attributable to common limited partners and the General Partner	7,125	(294)	247,272	267

Other comprehensive income:
Adjustment for realized losses on derivatives reclassified to net income (loss)	1,702	10,715	3,404	21,433

Comprehensive income	$8,827	$10,421	$250,676	$21,700

Revenue Recognition

The Partnership’s revenue primarily consists of the sale of natural gas and NGLs along with the fees earned from its gathering and processing operations. Under certain agreements, the Partnership purchases natural gas from producers and moves it into receipt points on its pipeline systems, and then sells the natural gas, or produced NGLs, if any, off of delivery points on its systems. Under other agreements, the Partnership gathers natural gas across its systems, from receipt to delivery point, without taking title to the natural gas. Revenue associated with the physical sale of natural gas is recognized upon physical delivery of the natural gas. In connection with the Partnership’s gathering and processing operations, it enters into the following types of contractual relationships with its producers and shippers:

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

Keep-Whole Contracts. These contracts require the Partnership, as the processor and gatherer, to gather or purchase raw natural gas at current market rates. The volume of gas gathered or purchased is based on the measured volume at an agreed upon location (generally at the wellhead). The volume of gas redelivered or sold at the tailgate of the Partnership’s processing facility will be lower than the volume purchased at the wellhead primarily due to NGLs extracted when processed through a plant. The Partnership must make up or “keep the producer whole” for this loss in volume. To offset the make-up obligation, the Partnership retains the NGLs which are extracted and sells them for its own account. Therefore, the Partnership bears the economic risk (the “processing margin risk”) that (i) the volume of residue gas available for redelivery to the producer may be less than received from the producer; or (ii) the aggregate proceeds from the sale of the processed natural gas and NGLs could be less than the amount that the Partnership paid for the unprocessed natural gas. In order to help mitigate the risk associated with Keep-Whole contracts the Partnership generally imposes a fee to gather the gas that is settled under this arrangement. Also, because the natural gas volumes contracted under some Keep-Whole agreements is lower in BTU content and thus, can meet downstream pipeline specifications without being processed, the natural gas can be bypassed around the processing plants on these systems and delivered directly into downstream pipelines during periods of margin risk.

The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas, NGLs, and condensate and the receipt of a delivery statement. This revenue is recorded based upon volumetric data from the Partnership’s records and management estimates of the related gathering and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled revenues at June 30, 2011 and December 31, 2010 of $67.2 million and $57.8 million, respectively, which are included in accounts receivable within its consolidated balance sheets.

Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which, among other changes, requires (1) additional disclosures for fair value measurements categorized within Level 2 and Level 3 of the fair value hierarchy; and (2) additional disclosures for items that are not measured at fair value in the Partnership’s consolidated balance sheets but for which the fair value is required to be disclosed. These requirements are effective for interim and annual reporting periods beginning after December 15, 2011. Early adoption is prohibited. The Partnership will apply these requirements upon the adoption of this ASU on December 31, 2011. The Partnership does not expect the adoption to have a material impact on its financial position and results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income,” which, among other changes, eliminates the option to present components of other comprehensive income as part of the statement of changes in equity. The amendments in this update require that “all nonowner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.” The update does not change the components of comprehensive income that must be presented. These requirements are effective for interim and annual reporting periods beginning after December 15, 2011. Early adoption is permitted. The Partnership will apply these requirements upon the adoption of this ASU on December 31, 2011. The Partnership does not expect the adoption to have a material impact on its financial position and results of operations.

NOTE 3 – INVESTMENT IN JOINT VENTURES

Laurel Mountain

On February 17, 2011, the Partnership completed the sale of its 49% non-controlling interest in Laurel Mountain Midstream, LLC (“Laurel Mountain”), a Delaware limited liability company, to Atlas Energy Resources, LLC (“Atlas Energy Resources”), a wholly-owned subsidiary of Atlas Energy, Inc. (the “Laurel Mountain Sale”) for $409.5 million in cash, including closing adjustments and net of expenses. Concurrently, Atlas Energy, Inc. became a wholly-owned subsidiary of Chevron and divested its interests in Atlas Energy, L.P. (see Note 1), resulting in the Laurel Mountain sale being classified as a third party sale. The Partnership recognized on its consolidated statements of operations a net gain on the sale of assets of $253.5 million. The Partnership recognized a $0.3 million loss during the three months ended June 30, 2011 for expenses related to the sale and recognized a $255.7 million gain during the six months ended June 30, 2011. A $2.2 million loss was also recognized during the year ended December 31, 2010 for expenses related to the sale. Laurel Mountain is a joint venture, which owns and operates the Appalachia natural gas gathering system previously owned by the Partnership. Subsidiaries of The Williams Companies, Inc. (NYSE: WMB) (“Williams”) hold the remaining 51% ownership interest. The Partnership utilized the proceeds from the sale to repay its indebtedness (see Note 11) and for general company purposes.

The Partnership recognized its 49% non-controlling ownership interest in Laurel Mountain as an investment in joint venture on its consolidated balance sheets at fair value. The Partnership accounted for its ownership interest in Laurel Mountain under the equity method of accounting, with recognition of its ownership interest in the income of Laurel Mountain as equity income on its consolidated statements of operations. Since the Partnership accounted for its ownership as an equity investment, the Partnership did not reclassify the earnings or the gain on sale related to Laurel Mountain to discontinued operations upon the sale of its ownership interest.

The Partnership retained its preferred distribution rights with respect to an $8.5 million note receivable due from Williams, an investment grade rated entity, related to the formation of Laurel Mountain in 2009, including interest due on this note. Interest is received on the last day of each quarter. The preferred distribution rights with respect to the note receivable have been reclassified from investment in joint venture to notes receivable on the Partnership’s consolidated balance sheets. Any amount that remains outstanding on this note after June 1, 2012 will be paid to the Partnership in cash.

West Texas LPG Pipeline Limited Partnership

On May 11, 2011, the Partnership acquired a 20% interest in West Texas LPG Pipeline Limited Partnership (“WTLPG”) from Buckeye Partners, L.P. (NYSE: BPL) for $85.0 million. WTLPG owns a 2,295 mile common-carrier pipeline system that transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. WTLPG is operated by Chevron Pipeline Company, an affiliate of Chevron, which owns the remaining 80% interest. The Partnership recognizes its 20% interest in WTLPG as an investment in joint venture on its consolidated balance sheets. The Partnership accounts for its ownership interest in WTLPG under the equity method of accounting, with recognition of its ownership interest in the income of WTLPG as equity income on its consolidated statements of operations. The Partnership incurred costs of $0.6 million during the three and six months ended June 30, 2011, related to the acquisition of WTLPG, which are reported as other costs within the Partnership’s consolidated statements of operations.

The following tables summarize the components of the investment in joint ventures on the Partnership’s consolidated balance sheets and the components of equity income on the Partnership’s statements of operations (in thousands).

	June 30,	December 31,
	2011	2010
Investment in Laurel Mountain	$—	$153,358
Investment in WTLPG	85,687	—

Investment in joint ventures	$85,687	$153,358

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Equity income in Laurel Mountain	$—	$888	$462	$2,350
Equity income in WTLPG	687	—	687	—

Equity income in joint ventures	$687	$888	$1,149	$2,350

NOTE 4 – DISCONTINUED OPERATIONS

On September 16, 2010, the Partnership completed the sale of its Elk City and Sweetwater, Oklahoma natural gas gathering systems, and the related processing and treating facilities (including the Prentiss treating facility and the Nine Mile processing plant, collectively, “Elk City”) to a subsidiary of Enbridge Energy Partners, L.P. (NYSE: EEP) for $682.0 million in cash, excluding working capital adjustments and transaction costs, and recognized a gain of $312.1 million on the sale of Elk City within income from discontinued operations on its consolidated statements of operations, during the year ended December 31, 2010. During the six months ended June 30, 2011, the Partnership recorded, within its consolidated statements of operations, a reduction to the gain on sale of Elk City of $81 thousand to recognize the final settlement of working capital adjustments and transaction costs. The Partnership accounted for the earnings of Elk City as discontinued operations within its consolidated financial statements. Elk City was previously included within the Partnership’s formerly reported Mid-Continent segment of operations, which was reclassified to the Partnership’s current processing and gathering segment of operations.

The following table summarizes the components included within income from discontinued operations on the Partnership’s consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Total revenue and other income (loss), net	$—	$58,032	$—	$100,016
Total costs and expenses	—	(50,056)	—	(85,259)
Loss on asset sales and other	—	—	(81)	—

Income (loss) from discontinued operations	$—	$7,976	$(81)	$14,757

The Partnership’s continuing operations include $17.0 million and $17.4 million within natural gas and liquids revenue on the consolidated statements of operations for the three and six months ended June 30, 2010, respectively, for intercompany sales from the Chaney Dell system to Elk City, which were previously eliminated on the Partnership’s consolidated statement of operations. In periods subsequent to the sale of Elk City, these sales have been and will be made directly to third parties.

NOTE 5 – PREFERRED UNIT EQUITY OFFERINGS

On June 30, 2010, the Partnership sold 8,000 newly-created 12% Cumulative Class C Preferred Units of limited partner interest (the “Class C Preferred Units”) to Atlas Energy, Inc. for cash consideration of $1,000 per Class C Preferred Unit (the “Class C Preferred Unit Face Value”). The Class C Preferred Units were entitled to receive distributions of 12.0% per annum, paid quarterly on the same date as the distribution payment date for the Partnership’s common units. The Class C Preferred Units were not convertible into common units of the Partnership. The Partnership had the right at any time to redeem some or all of the outstanding Class C Preferred Units for cash at an amount equal to the Class C Preferred Face Value being redeemed plus accrued but unpaid dividends.

On February 17, 2011, the Class C Preferred Units were acquired by Chevron as part of the Chevron Merger (see Note 1). On May 27, 2011, the Partnership redeemed all 8,000 Class C Preferred Units outstanding for cash at the liquidation value of $1,000 per unit, or $8.0 million, plus $0.2 million, representing the accrued dividends on the 8,000 Class C Preferred Units prior to the Partnership’s redemption. There are no longer any Class C Preferred Units outstanding. The Partnership recognized $0.2 million and $0.4 million of preferred dividends for the three and six months ended June 30, 2011, respectively, which are presented as reductions of net income (loss) to determine net income (loss) attributable to common limited partners and the General Partner on its consolidated statements of operations.

NOTE 6 – CASH DISTRIBUTIONS

The Partnership is required to distribute, within 45 days after the end of each quarter, all of its available cash (as defined in its partnership agreement) for that quarter to its common unitholders and the General Partner. If common unit distributions in any quarter exceed specified target levels, the General Partner will receive between 15% and 50% of such distributions in excess of the specified target levels. Common unit and General Partner distributions declared by the Partnership from January 1, 2010 through June 30, 2011 were as follows:

For Quarter Ended	Date Cash Distribution Paid	Cash Distribution Per Common Limited Partner Unit	Total Cash Distribution to Common Limited Partners	Total Cash Distribution to the General Partner
			(in thousands)	(in thousands)
March 31, 2010	None	$0.00	$—	$—
June 30, 2010	None	0.00	—	—
September 30, 2010	November 14, 2010	0.35	18,660	363
December 31, 2010	February 14, 2011	0.37	19,735	398
March 31, 2011	May 13, 2011	0.40	21,400	439

On July 26, 2011, the Partnership declared a cash distribution of $0.47 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended June 30, 2011. The $26.2 million distribution, including $1.0 million to the General Partner for its general partner interest and incentive distribution rights, will be paid on August 12, 2011 to unitholders of record at the close of business on August 5, 2011.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment (in thousands):

	June 30, 2011	December 31, 2010	Estimated Useful Lives in Years
Pipelines, processing and compression facilities	$1,437,321	$1,340,944	2 – 40
Rights of way	157,677	156,713	20 – 40
Buildings	8,047	8,047	40
Furniture and equipment	9,436	8,981	3 – 7
Other	13,422	12,659	3 – 10

	1,625,903	1,527,344
Less – accumulated depreciation	(212,799)	(186,342)

	$1,413,104	$1,341,002

Property, plant and equipment are stated at cost or, upon acquisition of a business, at the fair value of the assets acquired. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized. Depreciation and amortization expense is based on cost less the estimated salvage value primarily using the straight-line method over the asset’s estimated useful life. The Partnership follows the composite method of depreciation and has determined the composite groups to be the major asset classes of its gathering and processing systems. Under the composite depreciation method, any gain or loss upon disposition or retirement of pipeline, gas gathering and processing components is recorded to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any gain or loss is included in the Partnership’s results of operations. The Partnership recorded depreciation expense on property, plant and equipment of $13.3 million and $12.8 million for the three months ended June 30, 2011 and 2010, respectively, and $26.4 million and $25.5 million for the six months ended June 30, 2011 and 2010, respectively, on its consolidated statements of operations.

During the six months ended June 30, 2010, the Partnership entered into capital lease arrangements having obligations of $0.9 million at inception. Leased property and equipment meeting capital lease criteria are capitalized at the original cost of the equipment and are included within property plant and equipment on the Partnership’s consolidated balance sheets. Amortization is calculated on a straight-line method based upon the estimated useful lives of the assets. The Partnership did not enter into any capital lease arrangements during the six months ended June 30, 2011.

NOTE 8 – OTHER ASSETS

The following is a summary of other assets (in thousands):

	June 30,	December 31,
	2011	2010
Deferred finance costs, net of accumulated amortization of $31,929 and $24,436 at June 30, 2011 and December 31, 2010, respectively	$18,967	$26,227
Security deposits	2,458	2,841

	$21,425	$29,068

Deferred finance costs are recorded at cost and amortized over the term of the respective debt agreement (see Note 11). During the three and six months ended June 30, 2011, the Partnership recorded $5.2 million related to accelerated amortization of deferred financing costs associated with the retirement of its 8.125% Senior Notes and partial redemption of its 8.75% Senior Notes. This expense is included in loss on early extinguishment of debt on the Partnership’s consolidated statements of operations (see Note 11). Amortization expense of deferred finance costs was $1.0 million and $1.6 million for the three months ended June 30, 2011 and 2010, respectively, and $2.3 million and $3.2 million for the six months ended June 30, 2011 and 2010, respectively, which is recorded within interest expense on the Partnership’s consolidated statements of operations. Amortization expense related to deferred finance costs is estimated to be as follows for each of the next five calendar years: 2011 - $4.3 million; 2012 to 2014 - $4.0 million per year; 2015 - $3.7 million.

NOTE 9 – DERIVATIVE INSTRUMENTS

The Partnership uses derivative instruments in connection with its commodity price risk management activities. The Partnership enters into financial swap and option instruments to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. It also previously entered into financial swap instruments to hedge certain portions of its floating interest rate debt against the variability in market interest rates. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, NGLs and condensate are sold or interest payments on the underlying debt instrument are due. Under its swap agreements, the Partnership receives a fixed price and remits a floating price based on certain indices for the relevant contract period. The swap agreement sets a fixed price for the product being hedged. Commodity-based option instruments are contractual agreements that require the payment of a premium and grant the purchaser of the option the right to receive the difference between a fixed, or strike, price and a floating price based on certain indices for the relevant contract period, if the floating price is lower than the fixed price. The option agreement sets a floor price for commodity sales being hedged.

The Partnership no longer applies hedge accounting for its derivatives. As such, changes in fair value of derivatives are recognized immediately within other income (loss), net in its consolidated statements of operations. The change in fair value of commodity-based derivative instruments, which was previously recognized in accumulated other comprehensive loss within Equity on the Partnership’s consolidated balance sheets, will be reclassified to the Partnership’s consolidated statements of operations in the future at the time the originally hedged physical transactions affect earnings. The Partnership will reclassify $5.3 million of the $7.8 million net loss in accumulated other comprehensive loss, within Equity on the Partnership’s consolidated balance sheets at June 30, 2011, to natural gas and liquids revenue on the Partnership’s consolidated statements of operations over the next twelve-month period. Aggregate losses of $2.5 million will be reclassified to natural gas and liquids revenue on the Partnership’s consolidated statements of operations in later periods.

Derivatives are recorded on the Partnership’s consolidated balance sheets as assets or liabilities at fair value. Premium costs for purchased options are recorded on the Partnership’s consolidated balance sheets as the initial value of the options. Changes in the fair value of the options are recognized within other income (loss), net as unrealized gain (loss) on the Partnership’s consolidated statements of operations. Premium costs are reclassified to realized gain (loss) within other income (loss), net at the time the option expires or is exercised. The Partnership reflected net derivative liabilities on its consolidated balance sheets of $3.0 million and $10.2 million, at June 30, 2011 and December 31, 2010, respectively.

The fair value of the Partnership’s derivative instruments was included in its consolidated balance sheets as follows (in thousands):

	June 30,	December 31,
	2011	2010
Long-term portion of derivative asset	$4,418	$—
Current portion of derivative liability	(6,404)	(4,564)
Long-term portion of derivative liability	(976)	(5,608)

Net derivative liability	$(2,962)	$(10,172)

The following table summarizes the Partnership’s gross fair values of commodity-based derivative instruments for the periods indicated (in thousands):

Balance Sheet Location	June 30, 2011	December 31, 2010

Asset Derivatives
Long-term portion of derivative asset	$4,439	$—
Current portion of derivative liability	6,169	2,624
Long-term portion of derivative liability	4,429	1,052

Total assets	15,037	3,676

Liability Derivatives
Long-term portion of derivative asset	(21)	—
Current portion of derivative liability	(12,573)	(7,188)
Long-term portion of derivative liability	(5,405)	(6,660)

Total liabilities	(17,999)	(13,848)

Total Derivatives	$(2,962)	$(10,172)

The following table summarizes the Partnership’s commodity derivatives as of June 30, 2011, none of which are designated for hedge accounting (dollars and volumes in thousands):

Fixed Price Swaps

Production Period	Purchased/ Sold	Commodity	Volumes(1)	Average Fixed Price	Fair Value(2) Asset/ (Liability)
Natural Gas
2011	Sold	Natural Gas Basis	960	$(0.728)	$(516)
2011	Purchased	Natural Gas Basis	960	(0.758)	545
2011	Sold	Natural Gas	2,400	4.723	595
Natural Gas Liquids
2011	Sold	Propane	8,568	1.176	(2,840)
2011	Sold	Isobutane	1,008	1.618	(213)
2011	Sold	Normal Butane	2,772	1.580	(766)
2011	Sold	Natural Gasoline	6,552	2.042	(1,739)
2012	Sold	Propane	19,278	1.302	(1,312)
2012	Sold	Normal Butane	2,520	1.906	310
2012	Sold	Natural Gasoline	4,158	2.401	579
Crude Oil
2011	Sold	Crude Oil	60	90.68	(347)
2012	Sold	Crude Oil	180	103.77	683

Total Fixed Price Swaps					$(5,021)

Options

Production Period	Purchased/ Sold	Type	Commodity	Volumes(1)	Average Strike Price	Fair Value(2) Asset/ (Liability)
Natural Gas Liquids
2011	Purchased	Put	Propane	10,206	$1.309	$327
2012	Purchased	Put	Propane	20,160	1.399	3,329

Crude Oil
2011	Purchased	Put	Crude Oil	192	98.12	1,204
2011	Sold	Call	Crude Oil	339	93.35	(2,655)
2011	Purchased(3)	Call	Crude Oil	126	125.20	45
2012	Purchased	Put	Crude Oil	156	107.12	2,380
2012	Sold	Call	Crude Oil	498	94.69	(7,116)
2012	Purchased(3)	Call	Crude Oil	180	125.20	623
2013	Purchased	Put	Crude Oil	282	100.10	3,922

Total Options						$2,059

Total Fair Value						$(2,962)

(1)	Volumes for natural gas are stated in MMBTU’s. Volumes for NGLs are stated in gallons. Volumes for crude oil are stated in barrels.
(2)	See Note 10 for discussion on fair value methodology.
(3)	Calls purchased for 2011 and 2012 represent offsetting positions for calls sold. These offsetting positions were entered into to limit the loss which could be incurred if crude oil prices continued to rise.

During the three and six months ended June 30, 2010, the Partnership made net payments of $11.9 million and $25.3 million, respectively, related to the early termination of derivative contracts, which were recorded within the Partnership’s consolidated statements of operations. The terminated derivative contracts were to expire at various times through the fourth quarter of 2010. No contracts were terminated early during the six months ended June 30, 2011.

The following tables summarize the gross effect of all derivative instruments, including the transactions referenced above, on the Partnership’s consolidated statements of operations for the periods indicated (in thousands):

Loss reclassified from Accumulated other comprehensive loss into Income		For the Three Months ended June 30,		For the Six Months ended June 30,
		2011	2010(1)	2011	2010(1)

Contract Type	Location
Interest rate contracts(2)	Interest expense	$—	$(457)	$—	$(2,242)
Commodity contracts(2)	Natural gas and liquids revenue	(1,702)	(5,805)	(3,404)	(10,748)
Commodity contracts(2)	Discontinued operations	—	(4,453)	—	(8,443)

Loss reclassified from Accumulated other comprehensive loss		$(1,702)	$(10,715)	$(3,404)	$(21,433)

Gain (loss) recognized in income (derivatives not designated as hedges)		For the Three Months ended June 30,		For the Six Months ended June 30,
		2011	2010(1)	2011	2010(1)

Contract type	Location
Interest rate contracts(3)	Other income (loss), net	$—	$—	$—	$(6)
Commodity contracts(3)	Other income (loss), net	6,837	5,649	(14,808)	9,941
Commodity contracts(3)	Discontinued operations	—	2,373	—	2,220

Gain (loss) recognized in income		$6,837	$8,022	$(14,808)	$12,155

(1)	Restated to reflect amounts reclassified to discontinued operations due to the sale of Elk City (see Note 4).
(2)	Hedges previously designated as cash flow hedges
(3)	Dedesignated cash flow hedges and non-designated hedges

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

The Partnership uses a fair value methodology to value the assets and liabilities for its outstanding derivative contracts (see Note 9). At June 30, 2011, all of the Partnership’s derivative contracts are defined as Level 2, with the exception of the Partnership’s NGL fixed price swaps and NGL options. The Partnership’s Level 2 commodity derivatives include natural gas and crude oil swaps and options which are calculated based upon observable market data related to the change in price of the underlying commodity. These swaps and options are calculated by utilizing the New York Mercantile Exchange (“NYMEX”) quoted price for futures and option contracts traded on NYMEX that coincide with the underlying commodity, expiration period, strike price (if applicable) and pricing formula. Valuations for the Partnership’s NGL fixed price swaps are based on a forward price curve modeled on a regression analysis of quoted price curves for NGL’s for similar locations, and therefore are defined as Level 3. Valuations for the Partnership’s NGL options are based on forward price curves developed by financial institutions, and therefore are defined as Level 3.

The following table represents the Partnership’s derivative assets and liabilities recorded at fair value as of June 30, 2011 and December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2011
Assets
Commodity swaps	$—	$2,185	$1,022	$3,207
Commodity options	—	8,174	3,656	11,830

Total assets	—	10,359	4,678	15,037

Liabilities
Commodity swaps	—	(1,225)	(7,003)	(8,228)
Commodity options	—	(9,771)	—	(9,771)

Total liabilities	—	(10,996)	(7,003)	(17,999)

Total derivatives	$—	$(637)	$(2,325)	$(2,962)

December 31, 2010
Assets
Commodity swaps	$—	$1,225	$124	$1,349
Commodity options	—	2,327	—	2,327

Total assets	—	3,552	124	3,676

Liabilities
Commodity swaps	—	(1,461)	(1,914)	(3,375)
Commodity options	—	(10,473)	—	(10,473)

Total liabilities	—	(11,934)	(1,914)	(13,848)

Total derivatives	$—	$(8,382)	$(1,790)	$(10,172)

The Partnership’s Level 3 fair value amount relates to its derivative contracts on NGL fixed price swaps and NGL options. The following table provides a summary of changes in fair value of the Partnership’s Level 3 derivative instruments for the six months ended June 30, 2011 (in thousands):

	NGL Fixed Price Swaps		NGL Put Options		Total
	Volume(1)	Amount	Volume(1)	Amount	Amount
Balance – December 31, 2010	32,760	$(1,790)	—	$—	$(1,790)
New contracts(2)	30,744	—	34,776	6,954	6,954
Cash settlements from unrealized gain (loss)(3)(4)	(18,648)	4,768	(4,410)	525	5,293
Net change in unrealized gain (loss)(2)	—	(8,959)	—	(3,298)	(12,257)
Deferred option premium recognition(3)	—	—	—	(525)	(525)

Balance – June 30, 2011	44,856	$(5,981)	30,366	$3,656	$(2,325)

(1)	Volumes for NGLs are stated in gallons.
(2)	Swaps are entered into with no value on the date of trade. Options include premiums paid which are included in the value of the derivatives on the date of trade.
(3)	Included within other income (loss), net on the Partnership’s consolidated statements of operations.
(4)	Includes option premium cost reclassified from unrealized gain (loss) to realized gain (loss) at time of option expiration.

Other Financial Instruments

The estimated fair value of the Partnership’s other financial instruments has been determined based upon its assessment of available market information and valuation methodologies. However, these estimates may not necessarily be indicative of the amounts that the Partnership could realize upon the sale or refinancing of such financial instruments.

The Partnership’s current assets and liabilities on its consolidated balance sheets, other than the derivatives discussed above, are considered to be financial instruments for which the estimated fair values of these instruments approximate their carrying amounts due to their short-term nature. The estimated fair values of the Partnership’s total debt at June 30, 2011 and December 31, 2010, which consists principally of borrowings under the revolving credit facility, the 8.125% Senior Notes and the 8.75% Senior Notes, were $344.0 million and $532.3 million, respectively, compared with the carrying amounts of $359.0 million and $566.0 million, respectively. The Senior Notes were valued based upon available market data for similar issues. The carrying value of outstanding borrowings under the revolving credit facility, which bear interest at a variable interest rate, approximate their estimated fair value.

NOTE 11 – DEBT

Total debt consists of the following (in thousands):

	June 30,	December 31,
	2011	2010
Revolving credit facility	$142,500	$70,000
8.125% Senior notes – due 2015	—	272,181
8.75% Senior notes – due 2018	215,822	223,050
Capital lease obligations	639	743

Total debt	358,961	565,974
Less current maturities	(217)	(210)

Total long term debt	$358,744	$565,764

Cash payments for interest related to debt, net of capitalized interest, were $16.5 million and $37.0 million for the three months ended June 30, 2011 and 2010, respectively, and $17.2 million and $54.9 million for the six months ended June 30, 2011 and 2010, respectively.

Revolving Credit Facility

At June 30, 2011, the Partnership had a $350.0 million senior secured revolving credit facility with a syndicate of banks, which matures in December 2015. On July 8, 2011, the revolving credit facility was increased to $450.0 million (see Note 17). Borrowings under the revolving credit facility bear interest, at the Partnership’s option, at either (i) the higher of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) three-month LIBOR plus 1.0%, or (ii) the LIBOR rate for the applicable period (each plus the applicable margin). The weighted average interest rate for borrowings on the revolving credit facility, at June 30, 2011, was 3.2%. Up to $50.0 million of the revolving credit facility may be utilized for letters of credit, of which $1.7 million was outstanding at June 30, 2011. These outstanding letter of credit amounts were not reflected as borrowings on the Partnership’s consolidated balance sheets. At June 30, 2011, the Partnership had $205.8 million of remaining committed capacity under its revolving credit facility.

Borrowings under the revolving credit facility are secured by a lien on and security interest in all of the Partnership’s property and that of its subsidiaries, except for the assets owned by Chaney Dell and Midkiff/Benedum joint ventures; and by the guaranty of each of the Partnership’s consolidated subsidiaries other than the joint venture companies. The revolving credit facility contains customary covenants, including restrictions on the Partnership’s ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to its unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. The Partnership is also unable to borrow under its revolving credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to its partnership agreement.

The events which constitute an event of default for the revolving credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against the Partnership in excess of a specified amount, and a change of control of the Partnership’s General Partner. As of June 30, 2011, the Partnership was in compliance with all covenants under the revolving credit facility.

Senior Notes

At June 30, 2011, the Partnership had $215.8 million principal amount outstanding of 8.75% senior unsecured notes due on June 15, 2018 (“8.75% Senior Notes”). Interest on the 8.75% Senior Notes is payable semi-annually in arrears on June 15 and December 15. The 8.75% Senior Notes are redeemable at any time after June 15, 2013, at certain redemption prices, together with accrued and unpaid interest to the date of redemption. The 8.75% Senior Notes are subject to repurchase by the Partnership at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if the Partnership does not reinvest the net proceeds within 360 days. The 8.75% Senior Notes are junior in right of payment to the Partnership’s secured debt, including the Partnership’s obligations under its revolving credit facility.

On April 7, 2011, the Partnership redeemed $7.2 million of the 8.75% Senior Notes, which were tendered upon its offer to purchase the 8.75% Senior Notes, at par. The sale of the Partnership’s 49% non-controlling interest in Laurel Mountain on February 17, 2011 constituted an “Asset Sale” pursuant to the terms of the indenture of the 8.75% Senior Notes. As a result of the Asset Sale, the Partnership offered to purchase any and all of the 8.75% Senior Notes.

The indenture governing the 8.75% Senior Notes contains covenants, including limitations of the Partnership’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. The Partnership is in compliance with these covenants as of June 30, 2011.

On April 8, 2011, the Partnership redeemed all of the 8.125% senior unsecured notes due on December 15, 2015 (“8.125% Senior Notes”). The redemption price was determined in accordance with the indenture for the 8.125% Senior Notes, plus accrued and unpaid interest thereon to the redemption date. The Partnership paid $293.7 million to redeem the $275.5 million principal plus $11.2 million premium and $7.0 million accrued interest. There were no 8.125% Senior Notes outstanding at June 30, 2011.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Partnership has certain long-term unconditional purchase obligations and commitments, primarily take-or-pay agreements. These agreements provide transportation services to be used in the ordinary course of the Partnership’s operations.

The Partnership is, or may become, a party to various routine legal proceedings arising out of the ordinary course of its business. Management of the Partnership believes that the ultimate resolution of these actions, individually or in the aggregate, will not have a material adverse effect on its financial condition or results of operations.

On February 26, 2010, the Partnership received notice from Williams, its former joint venture partner in Laurel Mountain, alleging that certain title defects exist with respect to the real property contributed by the Partnership to Laurel Mountain. Under the Formation and Exchange Agreement with

Williams (“Formation Agreement”): (i) Williams had nine months after closing (the “Claim Date”) to assert any alleged title defects, and (ii) the Partnership had 30 days following the Claim Date to contest the title defects asserted by Williams and 180 days following the Claim Date to cure those title defects, which was extended by agreement until March 31, 2011. On March 26, 2010, the Partnership delivered notice, disputing Williams’ alleged title defects as well as the amounts claimed. The Partnership has delivered documentation to Williams, which should resolve many of the alleged title defects. Although the Partnership’s cure period has technically expired, the Partnership, without objection from Williams, continues work to resolve the remaining alleged title defects. In addition, Atlas Energy, Inc. delivered a proposed assignment to Laurel Mountain that should resolve some of the alleged deficiencies. Williams also claims, in a letter dated August 26, 2010, that the alleged title defects violate the Partnership’s representation with respect to sufficiency of the assets contributed to Laurel Mountain. If valid, this would make Williams’ title defect claims subject to a higher aggregate cap (which is noted below). The Partnership believes its representations with respect to title are Williams’ sole and exclusive remedy with respect to title matters.

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

There were no substantive developments with respect to Williams’ indemnity claims during the three months ended June 30, 2011. As previously reported, the Partnership has established an accrual with respect to the portion of Williams’ claims that it deems probable, which is less than 51% of the amounts asserted by Williams. Under the Formation Agreement, Williams’ indemnity claims are capped, in the aggregate, at $27.5 million. In addition, the Partnership may be entitled to indemnification from Atlas Energy, Inc. with respect to a small portion of Williams’ claims.

NOTE 13 – BENEFIT PLANS

Generally, all share-based payments to employees, which are not cash settled, including grants of unit options and phantom units, are recognized within equity in the financial statements based on their fair values on the date of the grant. Share-based payments to non-employees, which have a cash settlement option, are recognized within liabilities in the financial statements based upon their current fair market value.

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

Long-Term Incentive Plans

The Partnership has a 2004 Long-Term Incentive Plan (“2004 LTIP”) and a 2010 Long-Term Incentive Plan, which was modified on April 26, 2011 (“2010 LTIP” and collectively with the 2004 LTIP, the “LTIPs”), in which officers, employees, non-employee managing board members of the General Partner, employees of the General Partner’s affiliates and consultants are eligible to participate. The LTIPs are administered by the LTIP Committee. Under the LTIPs, the LTIP Committee may make awards of either phantom units or unit options for an aggregate of 3,435,000 common units. At June 30, 2011, the Partnership had 436,425 phantom units outstanding under the Partnership’s LTIPs, with 2,370,494 phantom units and unit options available for grant. The Partnership generally issues new common units for phantom units and unit options, which have vested and have been exercised.

Partnership Phantom Units. Through June 30, 2011, phantom units granted to employees under the LTIPs generally had vesting periods of four years. Phantom units awarded to non-employee managing board members will vest over a four year period. Awards may automatically vest upon a change of control, as defined in the LTIPs. At June 30, 2011, there were 193,195 units outstanding under the LTIPs that will vest within the following twelve months. The Partnership is authorized to repurchase common units to cover employee-related taxes on certain phantom units, when they have vested. The Partnership repurchased and retired 23,345 common units for a cost of $813 thousand during the three and six months ended June 30, 2011, which was recorded as a reduction of Partners’ capital on the Partnership’s consolidated balance sheet. On February 17, 2011, the employment agreement with the Chief Executive Officer (“CEO”) of the General Partner was terminated in connection with the Chevron Merger (see Note 1) and 75,250 outstanding phantom units, which represents all outstanding phantom units held by the CEO, automatically vested and were issued.

All phantom units outstanding under the LTIPs at June 30, 2011 include DERs granted to the participants by the LTIP Committee. The amounts paid with respect to LTIP DERs were $0.1 and $0.3 million during the three months and six months ended June 30, 2011, respectively. These amounts were recorded as a reduction of Partners’ capital on the Partnership’s consolidated balance sheets. No DERs were paid during the six months ended June 30, 2010.

The following table sets forth the Partnership’s LTIPs phantom unit activity for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Number of Units	Fair Value(1)	Number of Units	Fair Value(1)	Number of Units	Fair Value(1)	Number of Units	Fair Value(1)
Outstanding, beginning of period	414,716	$11.65	49,163	$38.85	490,886	$11.75	52,233	$39.72
Granted	125,123	33.03	562,500	10.35	130,853	32.93	563,500	10.35
Matured and issued(2)	(103,414)	11.36	(7,889)	43.15	(185,314)	12.35	(10,584)	43.05
Forfeited	—	—	—	—	—	—	(1,375)	43.99

Outstanding, end of period(3)(4)	436,425	$17.84	603,774	$12.24	436,425	$17.84	603,774	$12.24

Matured and not issued(5)	28,750	$11.41	83,875	$10.21	28,750	$11.41	83,875	$10.21

Non-cash compensation expense recognized (in thousands)(6)		$502		$1,903		$1,676		$2,025

(1)	Fair value based upon weighted average grant date price.
(2)	The intrinsic values for phantom unit awards exercised during the three months ended June 30, 2011 and 2010 were $3.5 million and $0.1 million, respectively, and $5.9 million and $0.1 million during the six months ended June 30, 2011 and 2010, respectively.
(3)	The aggregate intrinsic value for phantom unit awards outstanding at June 30, 2011 and 2010 was $14.4 million and $5.9 million, respectively.
(4)	There were 14,311 and 3,398 outstanding phantom unit awards at June 30, 2011 and 2010, respectively, which were classified as liabilities due to a cash option available on the related phantom unit awards.
(5)	The aggregate intrinsic value for phantom unit awards vested but not issued at June 30, 2011 and 2010 was $928 thousand and $80 thousand, respectively.
(6)	Non-cash compensation expense for the six months ended June 30, 2011 includes incremental compensation expense of $472 thousand, related to the accelerated vesting of phantom units held by the CEO of the General Partner. Non-cash compensation expense for the three and six months ended June 30, 2010 includes $1.8 million related to Bonus Units converted to phantom units.

At June 30, 2011, the Partnership had approximately $5.8 million of unrecognized compensation expense related to unvested phantom units outstanding under the LTIPs based upon the fair value of the awards, which is expected to be recognized over a weighted average period of 2.3 years.

Partnership Unit Options. At June 30, 2011, there were no unit options outstanding. On February 17, 2011, the employment agreement with the CEO of the General Partner was terminated in connection with the Chevron Merger (see Note 1) and 50,000 outstanding unit options held by the CEO automatically vested. As of June 30, 2011, all unit options were exercised.

The following table sets forth the LTIP unit option activity for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
		Weighted		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average	Number	Average
	of Unit	Exercise	of Unit	Exercise	of Unit	Exercise	of Unit	Exercise
	Options	Price	Options	Price	Options	Price	Options	Price
Outstanding, beginning of period	—	$—	100,000	$6.24	75,000	$6.24	100,000	$6.24
Exercised(1)	—	—	—	—	(75,000)	6.24	—	—

Outstanding, end of period(2)(3)	—	$—	100,000	$6.24	—	$—	100,000	$6.24

Options exercisable, end of period(4)	—	$—	25,000	$6.24	—	$—	25,000	$6.24

Non-cash compensation expense recognized (in thousands)(5)		$—		$1		$3		$2

(1)	The intrinsic value for option unit awards exercised during the six months ended June 30, 2011 was $1.8 million. Approximately $0.5 million was received from exercise of unit option awards during the six months ended June 30, 2011.
(2)	The weighted average remaining contractual life for outstanding and exercisable options at June 30, 2010 was 8.5 years.
(3)	The aggregate intrinsic value of options outstanding at June 30, 2010 was $0.3 million.
(4)	The aggregate intrinsic value of options exercisable at June 30, 2010 was $85 thousand.
(5)	Non-cash compensation expense for the six months ended June 30, 2011 includes incremental compensation expense of $2 thousand, related to the accelerated vesting of options held by the CEO of the General Partner.

Employee Incentive Compensation Plan and Agreement

A wholly-owned subsidiary of the Partnership has an incentive plan (the “Cash Plan”), which allows for equity-indexed cash incentive awards to employees of the Partnership (the “Participants”). The Cash Plan is administered by a committee appointed by the CEO of the General Partner. Under the Cash Plan, cash bonus units may be awarded to Participants at the discretion of the committee. During 2009, the committee granted 375,000 bonus units (“Bonus Units”). A Bonus Unit entitles the employee to receive the cash equivalent of the then-fair market value of a common limited partner unit, without payment of an exercise price, upon vesting of the Bonus Unit. Bonus Units vest ratably over a three year period from the date of grant and will automatically vest upon a change of control, death, or termination without cause, each as defined in the governing document. Vesting will terminate upon termination of employment with cause. In conjunction with the approval of the 2010 LTIP, the holders of 300,000 of the then outstanding 375,000 Bonus Units agreed to exchange their Bonus Units for phantom units, during the six months ended June 30, 2010.

At June 30, 2011, the Partnership had 25,500 outstanding Bonus Units, which will all vest within the following twelve months. The Partnership recognizes compensation expense related to these awards based upon the fair value, which is re-measured each reporting period based upon the current fair value of the underlying common units. The Partnership recognized expense of $0.1 million and $0.6 million in the three and six months ended June 30, 2011, respectively, within general and administrative expense on its consolidated statements of operations. In the three and six months ended June 30, 2010, the Partnership recognized a credit of $0.3 million and $1.0 million of compensation expense, respectively, within general and administrative expense on its consolidated statements of operations, related to the re-measurement of the outstanding Bonus Units during these periods. The Partnership had $0.6 million and $0.8 million, at June 30, 2011 and December 31, 2010, respectively, included within accrued liabilities on its consolidated balance sheet with regard to these awards, which represents their fair value as of those dates.

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

The partnership agreement provides that the General Partner will determine the costs and expenses that are allocable to the Partnership in any reasonable manner determined by the General Partner at its sole discretion. These costs and expenses are limited to $1.8 million for the twelve months following the closing of the Chevron Merger (see Note 1). The Partnership reimbursed the General Partner and its affiliates $0.5 million and $0.4 million for the three months ended June 30, 2011 and 2010, respectively, and $0.9 million $0.8 million for the six months ended June 30, 2011 and 2010, respectively, for compensation and benefits related to its employees. There were no reimbursements for direct expenses incurred by the General Partner and its affiliates for the six months ended June 30, 2011 and 2010. The General Partner believes that the method utilized in allocating costs to the Partnership is reasonable.

On February 17, 2011, the Partnership completed the sale of its 49% interest in Laurel Mountain to Atlas Energy Resources for $409.5 million; including closing adjustments and net of expenses (see Note 3).

NOTE 15 – SEGMENT INFORMATION

On February 17, 2011, the Partnership sold its 49% interest in Laurel Mountain, which was reported as part of the Partnership’s previous Appalachia segment (see Note 3). On May 11, 2011, the Partnership acquired a 20% interest in WTLPG (see Note 3). As a result of these two transactions, the Partnership realigned the reportable segments into two new segments: Gathering and Processing; and Pipeline Transportation (“Pipeline”). These reportable segments reflect the way the Partnership will manage its operations going forward. The Partnership has adjusted its segment presentation from the amounts previously presented to reflect the realignment of the segments.

The Gathering and Processing segment consists of (1) the Chaney Dell, Velma and Midkiff/Benedum operations, which are comprised of natural gas gathering and processing assets servicing drilling activity in the Anadarko and Permian Basins, and which were formerly included within the previous Mid-Continent segment; (2) the natural gas gathering assets located in Tennessee, which were formerly included in the previous Appalachia segment; and (3) the revenues and gain on sale related to the Partnership’s 49% interest in Laurel Mountain, which were formerly included in the previous Appalachia segment. Gathering and Processing revenues are primarily derived from the sale of residue gas and NGLs and gathering of natural gas.

The Pipeline segment consists of the equity income generated by the newly acquired interest in WTLPG, which owns a 2,295 mile common-carrier pipeline system that transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. Pipeline revenues are primarily derived from transportation fees.

The following summarizes the Partnership’s reportable segment data for the periods indicated (in thousands):

	Gathering and Processing	Pipeline	Corporate and Other	Consolidated
Three Months Ended June 30, 2011:
Revenue:
Revenues – third party(1)	$344,996	$—	$5,134	$350,130
Revenues – affiliates	55	—	—	55

Total revenue and other income (loss), net	345,051	—	5,134	350,185

Costs and Expenses:
Operating costs and expenses	287,708	—	—	287,708
General and administrative(1)	—	—	8,655	8,655
Other costs	—	575	—	575
Depreciation and amortization	19,123	—	—	19,123
Interest expense(1)	—	—	6,145	6,145

Total costs and expenses	306,831	575	14,800	322,206

Equity income	—	687	—	687
Loss on sale of assets	(273)	—	—	(273)
Loss on early extinguishment of debt	—	—	(19,574)	(19,574)

Net income (loss)	$37,947	$112	$(29,240)	$8,819

Three Months Ended June 30, 2010(2):
Revenue:
Revenues – third party(1)	$216,228	$—	$(156)	$216,072
Revenues – affiliates	155	—	—	155

Total revenue and other income (loss), net	216,383	—	(156)	216,227

Costs and expenses:
Operating costs and expenses	175,029	—	—	175,029
General and administrative(1)	—	—	6,192	6,192
Depreciation and amortization	18,624	—	—	18,624
Interest expense(1)	—	—	24,595	24,595

Total costs and expenses	193,653	—	30,787	224,440

Equity income	888	—	—	888

Net income (loss) from continuing operations	23,618	—	(30,943)	(7,325)
Income from discontinued operations	—	—	7,976	7,976

Net income (loss)	$23,618	$—	$(22,967)	$651

	Gathering and Processing	Pipeline	Corporate and Other	Consolidated
Six Months Ended June 30, 2011:
Revenue:
Revenues – third party(1)	$625,084	$—	$(18,213)	$606,871
Revenues – affiliates	177	—	—	177

Total revenue and other income (loss), net	625,261	—	(18,213)	607,048

Costs and expenses:
Operating costs and expenses	518,958	—	—	518,958
General and administrative(1)	—	—	17,672	17,672
Other costs	—	575	—	575
Depreciation and amortization	38,028	—	—	38,028
Interest expense(1)	—	—	18,590	18,590

Total costs and expenses	556,986	575	36,262	593,823

Equity income	462	687	—	1,149
Gain on sale of assets	255,674	—	—	255,674
Loss on early extinguishment of debt	—	—	(19,574)	(19,574)

Net income (loss) from continuing operations	324,411	112	(74,049)	250,474
Loss from discontinued operations	—	—	(81)	(81)

Net income (loss)	$324,411	$112	$(74,130)	$250,393

Six Months Ended June 30, 2010(2):
Revenue:
Revenues – third party(1)	$456,862	$—	$(813)	$456,049
Revenues – affiliates	331	—	—	331

Total revenue and other income (loss), net	457,193	—	(813)	456,380

Costs and Expenses:
Operating costs and expenses	366,936	—	—	366,936
General and administrative(1)	—	—	15,943	15,943
Depreciation and amortization	37,081	—	—	37,081
Interest expense(1)	—	—	50,998	50,998

Total costs and expenses	404,017	—	66,941	470,958

Equity income	2,350	—	—	2,350

Net income (loss) from continuing operations	55,526	—	(67,754)	(12,228)
Income from discontinued operations	—	—	14,757	14,757

Net income (loss)	$55,526	$—	$(52,997)	$2,529

	Three Months Ended June 30,		Six Months Ended June 30,
Capital Expenditures:	2011	2010(2)	2011	2010(2)
Gathering and Processing	$73,636	$13,061	$91,969	$20,738
Pipeline	—	—	—	—

	$73,636	$13,061	$91,969	$20,738

	June 30,	December 31,
Balance Sheet	2011	2010
Investment in joint ventures:
Gathering and Processing	$—	$153,358
Pipeline	85,687	—

	$85,687	$153,358

Total assets:
Gathering and Processing	$1,670,065	$1,738,493
Pipeline	85,687	—
Corporate other	23,513	26,355

	$1,779,265	$1,764,848

The following table summarizes the Partnership’s natural gas and liquids revenues by product or service for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010(2)	2011	2010(2)
Natural gas and liquids:
Natural gas	$104,813	$69,002	$186,657	$154,385
NGLs	205,071	118,767	372,865	249,668
Condensate	21,641	11,136	37,198	18,368
Other	(1,357)	(743)	(243)	(921)

Total	$330,168	$198,162	$596,477	$421,500

(1)	The Partnership notes that derivative contracts, interest and general and administrative expenses have not been allocated to its reportable segments as it would be unfeasible to reasonably do so for the periods presented.
(2)	Restated to reflect amounts reclassified to discontinued operations due to the sale of Elk City (see Note 4) and to reflect the realignment of the segments due to the sale of Laurel Mountain and the acquisition of WTLPG (see Note 3).

NOTE 16 – SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Partnership’s 8.75% Senior Notes and revolving credit facility are guaranteed by its wholly-owned subsidiaries. The guarantees are full, unconditional, joint and several. The Partnership’s consolidated financial statements as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010 include the financial statements of Atlas Pipeline Mid-Continent WestOk, LLC (“Chaney Dell LLC”) and Atlas Pipeline Mid-Continent WestTex, LLC (“Midkiff/Benedum LLC”), entities in which the Partnership has 95% interests. Under the terms of the 8.75% Senior Notes and the revolving credit facility, Chaney Dell LLC and Midkiff/Benedum LLC are non-guarantor subsidiaries as they are not wholly-owned by the Partnership. The following supplemental condensed consolidating financial information reflects the Partnership’s stand-alone accounts, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the consolidating adjustments and eliminations and the Partnership’s consolidated accounts as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010. For the purpose of the following financial information, the Partnership’s investments in its subsidiaries and the guarantor subsidiaries’ investments in their subsidiaries are presented in accordance with the equity method of accounting (in thousands):

Balance Sheets

June 30, 2011	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$—	$166	$—	$—	$166
Accounts receivable – affiliates	153,327	64,000	—	(217,327)	—
Other current assets	477	38,826	101,362	(1,027)	139,638

Total current assets	153,804	102,992	101,362	(218,354)	139,804

Property, plant and equipment, net	—	259,154	1,153,950	—	1,413,104
Intangible assets, net	—	—	114,827	—	114,827
Investment in joint venture	—	85,687	—	—	85,687
Notes receivable	—	—	1,852,928	(1,852,928)	—
Equity investments	1,430,727	2,026,335	—	(3,457,062)	—
Other assets, net	19,095	6,190	558	—	25,843

Total assets	$1,603,626	$2,480,358	$3,223,625	$(5,528,344)	$1,779,265

Liabilities and Equity
Accounts payable – affiliates	$—	$—	$219,645	$(217,327)	$2,318
Current portion of derivative liability	—	6,404	—	—	6,404
Other current liabilities	916	48,126	117,289	—	166,331

Total current liabilities	916	54,530	336,934	(217,327)	175,053
Long-term derivative liability	—	976	—	—	976
Long-term debt, less current portion	358,322	—	422	—	358,744
Other long-term liability	69	104	—	—	173
Equity	1,244,319	2,424,748	2,886,269	(5,311,017)	1,244,319

Total liabilities and equity	$1,603,626	$2,480,358	$3,223,625	$(5,528,344)	$1,779,265

December 31, 2010
Assets
Cash and cash equivalents	$—	$164	$—	$—	$164
Accounts receivable – affiliates	1,329,448	—	—	(1,329,448)	—
Other current assets	202	25,488	89,187	—	114,877

Total current assets	1,329,650	25,652	89,187	(1,329,448)	115,041

Property, plant and equipment, net	—	243,092	1,097,910	—	1,341,002
Intangible assets, net	—	—	126,379	—	126,379
Investment in joint venture	—	153,358	—	—	153,358
Notes receivable	—	—	1,852,928	(1,852,928)	—
Equity investments	252,725	(633,455)	—	380,730	—
Other assets, net	26,605	1,775	688	—	29,068

Total assets	$1,608,980	$(209,578)	$3,167,092	$(2,801,646)	$1,764,848

Liabilities and Equity
Accounts payable – affiliates	$—	$1,173,729	$167,999	$(1,329,448)	$12,280
Current portion of derivative liability	—	4,564	—	—	4,564
Other current liabilities	2,102	47,162	85,498	—	134,762

Total current liabilities	2,102	1,225,455	253,497	(1,329,448)	151,606
Long-term derivative liability	—	5,608	—	—	5,608
Long-term debt, less current portion	565,231	—	533	—	565,764
Other long-term liability	—	223	—	—	223
Equity	1,041,647	(1,440,864)	2,913,062	(1,472,198)	1,041,647

Total liabilities and equity	$1,608,980	$(209,578)	$3,167,092	$(2,801,646)	$1,764,848

Statements of Operations

Three Months Ended June 30, 2011	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue and other income (loss), net	$—	$74,135	$276,050	$—	$350,185
Total costs and expenses	(4,710)	(75,434)	(242,062)	—	(322,206)
Equity income	32,443	34,749	—	(66,505)	687
Loss on asset sales and other	—	(273)	—	—	(273)
Loss on early extinguishment of debt	(19,574)	—	—	—	(19,574)

Net income (loss)	$8,159	$33,177	$33,988	$(66,505)	$8,819

Three Months Ended June 30, 2010(1)
Total revenue and other income (loss),net	$—	$39,948	$176,279	$—	$216,227
Total costs and expenses	4,755	(76,694)	(152,501)	—	(224,440)
Equity income	(4,840)	24,243	—	(18,515)	888

Income (loss) from continuing operations	(85)	(12,503)	23,778	(18,515)	(7,325)
Income from discontinued operations	—	7,976	—	—	7,976

Net income (loss)	$(85)	$(4,527)	$23,778	$(18,515)	$651

Six Months Ended June 30, 2011
Total revenue and other income (loss), net	$—	$107,180	$499,868	$—	$607,048
Total costs and expenses	(15,804)	(140,338)	(437,681)	—	(593,823)
Equity income	284,115	62,897	—	(345,863)	1,149
Gain on asset sales and other	—	255,674	—	—	255,674
Loss on early extinguishment of debt	(19,574)	—	—	—	(19,574)

Income (loss) from continuing operations	248,737	285,413	62,187	(345,863)	250,474
Loss from discontinued operations	—	(81)	—	—	(81)

Net income (loss)	$248,737	$285,332	$62,187	$(345,863)	$250,393

Six Months Ended June 30, 2010(1)
Total revenue and other income (loss), net	$—	$86,554	$369,826	$—	$456,380
Total costs and expenses	(21,904)	(133,321)	(315,733)	—	(470,958)
Equity income	22,479	55,471	—	(75,600)	2,350

Income (loss) from continuing operations	575	8,704	54,093	(75,600)	(12,228)
Income from discontinued operations	—	14,757	—	—	14,757

Net income (loss)	$575	$23,461	$54,093	$(75,600)	$2,529

Statements of Cash Flows

Six Months Ended June 30, 2011
Net cash provided by (used in):
Total operating activities	$(22,914)	$25,345	$110,425	$(60,946)	$51,910

Continuing investing activities	297,280	277,260	(72,987)	(278,910)	222,643
Discontinued investing activities	—	(81)	—	—	(81)

Total investing activities	297,280	277,179	(72,987)	(278,910)	222,562

Total financing activities	(274,366)	(302,522)	(37,438)	339,856	(274,470)

Net change in cash and cash equivalents	—	2	—	—	2
Cash and cash equivalents, beginning of period	—	164	—	—	164

Cash and cash equivalents, end of period	$—	$166	$—	$—	$166

Statements of Cash Flows

Six Months Ended June 30, 2010(1)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in):
Continuing operating activities	$41,497	$(6,490)	$124,374	$(106,637)	$52,744
Discontinued operating activities	—	4,382	—	—	4,382

Total operating activities	41,497	(2,108)	124,374	(106,637)	57,126

Continuing investing activities	(13,157)	649,481	(16,116)	(645,203)	(24,995)
Discontinued investing activities	—	(4,382)	—	—	(4,382)

Total investing activities	(13,157)	645,099	(16,116)	(645,203)	(29,377)

Total financing activities	(28,340)	(643,852)	(108,258)	751,840	(28,610)

Net change in cash and cash equivalents	—	(861)	—	—	(861)
Cash and cash equivalents, beginning of period	—	1,021	—	—	1,021

Cash and cash equivalents, end of period	$—	$160	$—	$—	$160

(1)	Restated to reflect amounts reclassified to discontinued operations due to the sale of Elk City (see Note 4).

NOTE 17 – SUBSEQUENT EVENTS

On July 8, 2011, the Partnership exercised the $100.0 million accordion feature on its revolving credit facility to increase the capacity from $350.0 million to $450.0 million. The other terms of the credit agreement remain unchanged.

On July 15, 2011, the Partnership amended an operating lease for eight natural gas compressors to include a mandatory purchase of the equipment at the end of the term of the lease, thereby converting the agreement into a capital lease upon the effective date of the amendment. The Partnership will include $11.4 million within property plant and equipment with an offsetting liability within debt on the Partnership’s consolidated balance sheets based on the minimum payments required under the lease and the Partnership’s incremental borrowing rate. Expected minimum lease payments, including the mandatory purchase of the equipment, are estimated to be as follows: 2011 - $1.0 million; 2012 - $2.4 million; 2013 - $9.1 million.

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

General

The following discussion provides information to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this report and with our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

We are a publicly-traded Delaware limited partnership formed in 1999 whose common units are listed on the New York Stock Exchange under the symbol “APL.” We are a leading provider of natural gas gathering, processing and treating services in the Anadarko and Permian Basins located in the southwestern and mid-continent regions of the United States; a provider of natural gas gathering services in the Appalachian Basin in the northeastern region of the United States; and a provider of NGL transportation services in the southwestern region of the United States.

Due to the sale of our 49% non-controlling interest in Laurel Mountain Midstream, LLC (“Laurel Mountain”), a Delaware limited liability company and our acquisition of a 20% interest in West Texas LPG Pipeline Limited Partnership (“WTLPG”) (see “–Recent Events”), we realigned the management of our business in the midstream segment of the natural gas industry into two new reportable segments: Gathering and Processing; and Pipeline Transportation.

The Gathering and Processing segment consists of (1) the Chaney Dell, Velma and Midkiff/Benedum operations, which are comprised of natural gas gathering and processing assets servicing drilling activity in the Anadarko and Permian Basins, and which were formerly included within the previous Mid-Continent segment; (2) the natural gas gathering assets located in Tennessee, which were formerly included in the previous Appalachia segment; and (3) the revenues and gain on sale related to our 49% interest in Laurel Mountain, which were formerly included in the previous Appalachia segment. Gathering and Processing revenues are primarily derived from the sale of residue gas and NGLs and gathering of natural gas.

Our Gathering and Processing operations, as of June 30, 2011, own, have interests in and operate five natural gas processing plants with aggregate capacity of approximately 520 MMCFD, which are connected to approximately 8,600 miles of active natural gas gathering systems located in Oklahoma, Kansas and Texas. These assets were formerly included in our previous Mid-Continent segment. In addition we own and operate approximately 70 miles of active natural gas gathering systems located in

Tennessee, which were formerly included in our previous Appalachia segment. Our gathering systems gather gas from wells and central delivery points and deliver to natural gas processing and treating plants, as well as third-party pipelines.

Our Pipeline Transportation operations, as of June 30, 2011, own a 20% interest in WTLPG, which was acquired on May 11, 2011 (see “–Recent Events”). WTLPG owns a 2,295 mile common-carrier pipeline system that transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. WTLPG is operated by Chevron Pipeline Company, an affiliate of Chevron, which owns the remaining 80% interest.

Recent Events

On February 17, 2011, we completed the sale to Atlas Energy Resources, LLC of our 49% non-controlling interest in Laurel Mountain for $409.5 million in cash, net of expenses and including adjustments based on certain capital contributions we made to and distributions we received from Laurel Mountain after January 1, 2011. We retained the preferred distribution rights under the limited liability company agreement of Laurel Mountain entitling APL Laurel Mountain, LLC, our wholly-owned subsidiary, to receive all payments made under a note issued to Laurel Mountain by Williams Laurel Mountain, LLC in connection with the formation of Laurel Mountain. We intend to utilize the proceeds from the sale to repay our indebtedness, to fund future capital expenditures, and for general corporate purposes.

On April 7, 2011, we purchased $7.2 million, or 3.24%, of the outstanding 8.75% Senior Notes, which represented all of the 8.75% Senior Notes validly tendered pursuant to our offer to purchase the 8.75% Senior Notes, at par, and paid $0.2 million in accrued and unpaid interest for a total payment of $7.4 million (see “–Senior Notes”). We funded the purchase from a portion of the net proceeds from the sale of our 49% non-controlling interest in Laurel Mountain.

On April 8, 2011, we redeemed all of our 8.125% Senior Notes for a total redemption of $293.7 million, including accrued interest of $7.0 million and premium of $11.2 million (see “–Senior Notes”). The redemption was funded with a portion of the net proceeds from the sale of our 49% non-controlling interest in Laurel Mountain.

On May 11, 2011, we acquired a 20% interest in WTLPG from Buckeye Partners, L.P. for $85.0 million. WTLPG owns a 2,295 mile common-carrier pipeline system that transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation and is operated by Chevron Pipeline Company, an affiliate of Chevron, which owns the remaining 80% interest.

On May 27, 2011, we redeemed our 8,000 units of Class C Preferred Units for cash at the liquidation value of $1,000 per unit, or $8.0 million plus $0.2 million accrued dividends. There are no longer any Class C Preferred Units outstanding (see “–Preferred Units”).

Subsequent Events

On July 8, 2011, we exercised the $100.0 million accordion feature on our revolving credit facility to increase the capacity from $350.0 million to $450.0 million. The other terms of the credit agreement remain unchanged.

On July 15, 2011, we amended an operating lease for eight natural gas compressors to include a mandatory purchase of the equipment at the end of the term of the lease, thereby converting the agreement into a capital lease upon the effective date of the amendment. We will include $11.4 million within property plant and equipment with an offsetting liability within debt on our consolidated balance sheets based on the minimum payments required under the lease and our incremental borrowing rate.

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

Revenue consists of the sale of natural gas and NGLs and the fees earned from our gathering and processing operations. Under certain agreements, we purchase natural gas from producers and move it into receipt points on our pipeline systems and then sell the natural gas and NGLs off delivery points on our systems. Under other agreements, we gather natural gas across our systems, from receipt to delivery point, without taking title to the natural gas. Revenue associated with the physical sale of natural gas is recognized upon physical delivery of the natural gas (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) –Note 2–Revenue Recognition” for further discussion of contractual revenue arrangements).

Results of Operations

The following table illustrates selected pricing and volumetric information for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percent Change	2011	2010	Percent Change
Pricing:

Weighted Average Market Prices:
NGL price per gallon – Conway hub	$1.16	$0.81	43.2%	$1.12	$0.92	21.7%
NGL price per gallon – Mt. Belvieu hub	1.34	0.97	38.1%	1.27	1.04	22.1%

Natural gas sales ($/Mcf):
Velma	4.11	3.89	5.7%	4.05	4.56	(11.2)%
Chaney Dell	4.14	3.91	5.9%	4.05	4.55	(11.0)%
Midkiff/Benedum	4.12	3.88	6.2%	4.03	4.53	(11.0)%
Weighted Average	4.13	3.90	5.9%	4.05	4.45	(9.0)%

NGL sales ($/gallon):
Velma	1.16	0.83	39.8%	1.10	0.92	19.6%
Chaney Dell	1.17	0.82	42.7%	1.12	0.92	21.7%
Midkiff/Benedum	1.36	0.98	38.8%	1.28	1.04	23.1%
Weighted Average	1.25	0.88	42.0%	1.18	0.95	24.2%

Condensate sales ($/barrel):
Velma	101.57	76.21	33.3%	96.51	76.64	25.9%
Chaney Dell	93.68	70.22	33.4%	89.29	72.38	23.4%
Midkiff/Benedum	100.42	72.85	37.8%	96.66	73.54	31.4%
Weighted Average	98.23	72.80	34.9%	93.79	73.82	27.1%

Operating data:

Velma system:
Gathered gas volume (MCFD)	102,159	79,007	29.3%	96,418	76,396	26.2%
Processed gas volume (MCFD)	96,625	72,629	33.0%	90,923	71,096	27.9%
Residue Gas volume (MCFD)	78,381	60,043	30.5%	74,072	57,923	27.9%
NGL volume (BPD)	11,367	8,230	38.1%	10,722	7,996	34.1%
Condensate volume (BPD)	442	386	14.5%	486	431	12.8%
Chaney Dell system:
Gathered gas volume (MCFD)	260,250	223,098	16.7%	252,257	222,554	13.3%
Processed gas volume (MCFD)	247,868	173,096	43.2%	238,925	189,910	25.8%
Residue Gas volume (MCFD)	230,605	156,057	47.8%	214,711	172,120	24.7%
NGL volume (BPD)	13,204	9,505	38.9%	13,397	11,022	21.5%
Condensate volume (BPD)	884	625	41.4%	871	691	26.0%
Midkiff/Benedum system(1):
Gathered gas volume (MCFD)	204,515	180,960	13.0%	195,268	169,391	15.3%
Processed gas volume (MCFD)	193,714	164,111	18.0%	183,323	156,639	17.0%
Residue Gas volume (MCFD)	133,012	105,315	26.3%	124,512	102,493	21.5%
NGL volume (BPD)	29,147	26,609	9.5%	28,316	25,504	11.0%
Condensate volume (BPD)	1,827	1,490	22.6%	1,428	1,092	30.8%
Tennessee system:
Average throughput volumes (MCFD)	7,675	8,546	(10.2)%	7,876	8,577	(8.2)%

(1)	Operating data for the Midkiff/Benedum system represents 100% of its operating activity.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenue. The following table details the revenue changes between the three months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,
	2011	2010(1)	Variance	Percent Change
Revenues:
Natural gas and liquids	$330,168	$198,162	$132,006	66.6%
Transportation, processing and other fees	10,435	9,898	537	5.4%
Other income, net	9,582	8,167	1,415	17.3%

Total Revenues	$350,185	$216,227	$133,958	62.0%

(1)	Restated to reflect amounts reclassified to discontinued operations due to our sale of the Elk City system (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) –Note 4”).

Natural gas and liquids revenue for the three months ended June 30, 2011 increased primarily due to a favorable price change as a result of higher realized commodity prices combined with higher production volumes across all systems.

Volumes on the Velma system increased for the three months ended June 30, 2011 when compared to the prior year period primarily due to new production gathered on the Madill-to-Velma gas gathering pipeline. Volumes on the Chaney Dell system increased for the three months ended June 30, 2011 compared to the prior year due to the completion of an expansion into Kansas in June 2010. Midkiff/Benedum system volumes for the three months ended June 30, 2011 increased when compared to the prior year period due to increased volumes from Pioneer Natural Resources (NYSE: PXD) (“Pioneer”) as a result of their continued drilling program.

Other income (loss), net, including the impact of certain gains and losses recognized on derivatives had a favorable variance for the three months ended June 30, 2011 due primarily to $1.1 million lower net cash settlements on commodity-based derivatives. We enter into derivative instruments solely to hedge our forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. See further discussion of derivatives under “Item 3: Quantitative and Qualitative Disclosures About Market Risk.”

Costs and Expenses. The following table details the costs and expenses changes between the three months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,
	2011	2010(1)	Variance	Percent Change
Costs and Expenses:
Natural gas and liquids	$274,176	$162,816	$111,360	68.4%
Plant operating	13,381	11,981	1,400	11.7%
Transportation and compression	151	232	(81)	(34.9)%
General and administrative	8,655	6,192	2,463	39.8%
Other costs	575	—	575	100%
Depreciation and amortization	19,123	18,624	499	2.7%
Interest expense	6,145	24,595	(18,450)	(75.0)%

Total Costs and Expenses	$322,206	$224,440	$97,766	43.6%

(1)	Restated to reflect amounts reclassified to discontinued operations due to our sale of the Elk City system (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) –Note 4”).

Natural gas and liquids cost of goods sold for the three months ended June 30, 2011 increased primarily due to an increase in average commodity prices and processed volumes in comparison to the prior year period, as discussed above in “Revenues.”

Plant operating expense for the three months ended June 30, 2011 increased primarily due to increased processed volumes in comparison to the prior year period, as discussed above in “Revenues.”

Transportation and compression expenses for the three months ended June 30, 2011 decreased due to lower throughput volumes on the Tennessee gathering system.

General and administrative expense, including amounts reimbursed to affiliates, increased for the three months ended June 30, 2011 primarily due to an increase in salaries and wages resulting mainly from a $2.1 million credit to bonus expense in the prior year period.

Other costs for the three months ended June 30, 2011 are associated with the acquisition of WTLPG in May 2011 (see “–Recent Events”).

Interest expense for the three months ended June 30, 2011 decreased primarily due to a $7.3 million decrease in interest expense associated with our term loan retired in the prior year; a $5.2 million decrease in interest expense associated with the 8.125% Senior Notes and a $4.3 million decrease in interest expense associated with our revolving credit facility. The lower interest expense on our term loan and revolving credit facility is primarily due to the retirement of the term loan and a reduction of the credit facility borrowings in September 2010 with proceeds from the sale of Elk City. The lower interest expense on our 8.125% Senior Notes is due to the redemption of the 8.125% Senior Notes in April 2011, with proceeds from the sale of our 49% non-controlling interest in Laurel Mountain (see “–Recent Events”).

Other income items. The following table details the changes between the three months ended June 30, 2011 and 2010 for other income items (in thousands):

	Three Months Ended June 30,
	2011	2010(1)	Variance	Percent Change
Equity income in joint ventures	$687	$888	$(201)	(22.6)%
Loss on asset sales and other	(273)	—	(273)	(100.0)%
Loss on early extinguishment of debt	(19,574)	—	(19,574)	(100.0)%
Income from discontinued operations	—	7,976	(7,976)	(100.0)%
Income attributable to non-controlling interests	(1,545)	(945)	(600)	(63.5)%

(1)	Restated to reflect amounts reclassified to discontinued operations due to our sale of the Elk City system (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) –Note 4”).

Equity income in joint ventures for the current year period represents our ownership interest in the net income of WTLPG, which we purchased on May 11, 2011 (see “–Recent Events”). Equity income in joint ventures for the prior year period represents our ownership interest in the net income of Laurel Mountain, which we sold on February 17, 2011 (see “–Recent Events”).

Loss on asset sales and other for the three months ended June 30, 2011 includes amounts associated with the sale of our 49% interest in Laurel Mountain on February 17, 2011 (see “–Recent Events”).

Loss on early extinguishment of debt for the three months ended June 30, 2011 represents the premium paid for the redemption of the 8.125% Senior Notes and the recognition of deferred finance costs related to the redemption (see “–Recent Events”).

Income from discontinued operations, which consists of amounts associated with the Elk City system, decreased from the prior year period due to its sale in September 2010.

Income attributable to non-controlling interests increased primarily due to higher net income for the Midkiff/Benedum and Chaney Dell joint ventures, which were formed to accomplish our acquisition of control of the systems. The increase in net income of the joint ventures was principally due to higher gross margins on the sale of commodities, resulting from higher prices and volumes. The non-controlling interest expense represents Anadarko Petroleum Corporation’s interest in the net income of the Chaney Dell and Midkiff/Benedum joint ventures.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenue. The following table details the revenue changes between the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30,
	2011	2010(1)	Change	Percent Change
Revenues:
Natural gas and liquids	$596,477	$421,500	$174,977	41.5%
Transportation, processing and other fees	19,845	19,993	(148)	(0.7)%
Other income (loss), net	(9,274)	14,887	(24,161)	(162.3)%

Total Revenues	$607,048	$456,380	$150,668	33.0%

(1)	Restated to reflect amounts reclassified to discontinued operations due to our sale of the Elk City system (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) –Note 4”).

Natural gas and liquids revenue for the six months ended June 30, 2011 increased primarily due to a favorable price change as a result of higher realized commodity prices combined with higher production volumes across all systems.

Volumes on the Velma system increased for the six months ended June 30, 2011 when compared to the prior year period primarily due to new production gathered on the Madill-to-Velma gas gathering pipeline. Volume on the Chaney Dell system increased for the six months ended June 30, 2011 compared to the prior year due to the completion of an expansion into Kansas in June 2010. Midkiff/Benedum system volumes for the six months ended June 30, 2011 increased when compared to the prior year period due to increased volumes from Pioneer as a result of their continued drilling program.

Other income (loss), net, including the impact of certain gains and losses recognized on derivatives had an unfavorable variance for the six months ended June 30, 2011 due primarily to a $19.1 million unfavorable variance in non-cash mark-to-market adjustments on commodity-based derivatives. We enter into derivative instruments solely to hedge our forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. See further discussion of derivatives under “Item 3: Quantitative and Qualitative Disclosures About Market Risk.”

Costs and Expenses. The following table details the costs and expenses changes between the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30,
	2011	2010(1)	Change	Percent Change
Costs and Expenses:
Natural gas and liquids	$492,468	$342,575	$149,893	43.8%
Plant operating	26,155	23,940	2,215	9.3%
Transportation and compression	335	421	(86)	(20.4)%
General and administrative	17,672	15,943	1,729	10.8%
Other costs	575	—	575	100.0%
Depreciation and amortization	38,028	37,081	947	2.6%
Interest expense	18,590	50,998	(32,408)	(63.5)%

Total Costs and Expenses	$593,823	$470,958	$122,865	26.1%

(1)	Restated to reflect amounts reclassified to discontinued operations due to our sale of the Elk City system (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) –Note 4”).

Natural gas and liquids cost of goods sold for the six months ended June 30, 2011 increased primarily due to an increase in average commodity prices and processed volumes in comparison to the prior year period, as discussed above in “Revenues.”

Plant operating expense for the six months ended June 30, 2011 increased primarily due to increased processed volumes in comparison to the prior year period, as discussed above in “Revenues.”

Transportation and compression expenses for the six months ended June 30, 2011 decreased due to lower throughput volumes on the Tennessee gathering system.

General and administrative expense, including amounts reimbursed to affiliates, increased for the six months ended June 30, 2011 mainly due to an increase in net salaries and wages and share based compensation of $0.8 million and increased outside services of $0.7 million. The increase in the net salaries and wages and share based compensation resulted partially from $0.5 million related to accelerated vesting of phantom units and options in the current year.

Other costs for the six months ended June 30, 2011 are associated with the acquisition of WTLPG in May 2011 (see “–Recent Events”).

Interest expense for the six months ended June 30, 2011 decreased primarily due to a $14.5 million decrease in interest expense associated with our term loan retired during the prior year; a $9.0 million decrease in interest expense associated with our revolving credit facility; and a $5.2 million decrease in interest expense associated with the 8.125% Senior Notes. The lower interest expense on our term loan and revolving credit facility is primarily due to the retirement of the term loan and a reduction of the credit facility borrowings in September 2010 with proceeds from the sale of Elk City. The lower interest expense on our 8.125% Senior Notes is due to the redemption of the 8.125% Senior Notes in April 2011, with proceeds from the sale of our 49% non-controlling interest in Laurel Mountain (see “–Recent Events”).

Other income items. The following table details the changes between the six months ended June 30, 2011 and 2010 for other income items (in thousands):

	Six Months Ended June 30,
	2011	2010(1)	Change	Percent Change
Equity income in joint ventures	$1,149	$2,350	$(1,201)	(51.1)%
Gain on asset sales and other	255,674	—	255,674	100.0%
Loss on early extinguishment of debt	(19,574)	—	(19,574)	(100.0)%
Income (loss) from discontinued operations	(81)	14,757	(14,838)	(100.5)%
Income attributable to non-controlling interests	(2,732)	(2,262)	(470)	(20.8)%

(1)	Restated to reflect amounts reclassified to discontinued operations due to our sale of the Elk City system (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) –Note 4”).

Equity income in joint ventures decreased for the six months ended June 30, 2011, primarily due to the sale of our ownership interest in Laurel Mountain on February 17, 2011, resulting in $1.9 million lower equity earnings from Laurel Mountain (see “–Recent Events”); partially offset by $0.7 million equity earnings generated in the current period from our 20% ownership interest in WTPLG, which was purchased in May 2011 (see “–Recent Events”).

Gain on asset sales and other for the six months ended June 30, 2011 includes amounts associated with the sale of our 49% interest in Laurel Mountain on February 17, 2011 (see “–Recent Events”).

Loss on early extinguishment of debt for the six months ended June 30, 2011 represents the premium paid for the redemption of the 8.125% Senior Notes and the recognition of deferred finance costs related to the redemption (see “–Recent Events”).

Income (loss) from discontinued operations, which consists of amounts associated with the Elk City system, decreased from the prior year period due to its sale in September 2010.

Income attributable to non-controlling interests increased primarily due to higher net income for the Midkiff/Benedum and Chaney Dell joint ventures, which were formed to accomplish our acquisition of control of the systems. The increase in net income of the joint ventures was principally due to higher gross margins on the sale of commodities, resulting from higher prices and volumes. The non-controlling interest expense represents Anadarko Petroleum Corporation’s interest in the net income of the Chaney Dell and Midkiff/Benedum joint ventures.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash generated from operations and borrowings under our revolving credit facility. Our primary cash requirements, in addition to normal operating expenses, are for debt service, capital expenditures and quarterly distributions to our common unitholders and General Partner. In general, we expect to fund:

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

At June 30, 2011, we had $142.5 million outstanding borrowings under our $350.0 million senior secured revolving credit facility and $1.7 million of outstanding letters of credit, which are not reflected as borrowings on our consolidated balance sheets, with $205.8 million of remaining committed capacity under the revolving credit facility, (see “–Revolving Credit Facility”). On July 8, 2011, the revolving credit facility was increased to $450.0 million (see “–Subsequent Events”). We were in compliance with the credit facility’s covenants at June 30, 2011. We had a working capital deficit of $35.2 million at June 30, 2011 compared with a $36.6 million working capital deficit at December 31, 2010. We believe that we will have sufficient liquid assets, cash from operations and borrowing capacity to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures for at least the next twelve-month period. However, we are subject to business, operational and other risks that could adversely affect our cash flow. We may need to supplement our cash generation with proceeds from financing activities, including borrowings under our credit facility and other borrowings, the issuance of additional limited partner units and sales of our assets.

Instability in the financial markets, as a result of recession or otherwise, may cause volatility in the markets and may impact the availability of funds from those markets. This may affect our ability to raise capital and reduce the amount of cash available to fund our operations. We rely on our cash flow from operations and our revolving credit facility to execute our growth strategy and to meet our financial commitments and other short-term liquidity needs. We cannot be certain that additional capital will be available to the extent required and on acceptable terms.

Cash Flows – Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table details the cash flow changes between the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30,			Percent
	2011	2010	Variance	Change
Net cash provided by (used in):
Operating activities	$51,910	$57,126	$(5,216)	(9.1)%
Investing activities	222,562	(29,377)	251,939	857.6%
Financing activities	(274,470)	(28,610)	(245,860)	(859.3)%

Net change in cash and cash equivalents	$2	$(861)	$863	100.2%

Net cash provided by operating activities for the six months ended June 30, 2011 decreased due to a $30.9 million decrease in the change in working capital and a $4.4 million decrease in cash provided by discontinued operations; offset by a $30.1 million increase in net earnings from continuing operations excluding non-cash charges. The decrease in the change in working capital is primarily due to a $41.2 million reduction in receivables during the prior year period. The increase in net earnings from continuing operations excluding non-cash charges is primarily due to increased revenues from the sale of natural gas and NGLs (see “–Results of Operations”).

Net cash provided by investing activities for the six months ended June 30, 2011 increased as a result of the net proceeds of $411.5 million received from the sale of our 49% interest in Laurel Mountain (see “–Recent Events”); partially offset by the $85.0 million paid for the acquisition of WTLPG (see “– Recent Events”) and a $72.1 million increase in capital expenditures compared to the prior year period (see further discussion of capital expenditures under “–Capital Requirements”).

Net cash used in financing activities for the six months ended June 30, 2011 increased mainly due to $293.9 million paid for the redemption of the 8.125% Senior Notes and a portion of the 8.75% Senior Notes in the current period; combined with a $42.9 million increase in distributions paid; partially offset by a $113.5 million net increase in borrowings on our revolving credit facility. The proceeds from the sale of Laurel Mountain were utilized in the redemption of the Senior Notes (see “–Recent Events”).

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

The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010(1)	2011	2010(1)
Maintenance capital expenditures	$5,211	$3,008	$8,471	$3,883
Expansion capital expenditures	68,425	10,053	83,498	16,855

Total	$73,636	$13,061	$91,969	$20,738

(1)	Restated to reflect amounts reclassified to discontinued operations due to our sale of the Elk City system (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) –Note 4”).

Expansion capital expenditures increased for the three and six months ended June 30, 2011 primarily due to processing facility expansions, compressor upgrades and pipeline projects. The increase in maintenance capital expenditures for the three and six months ended June 30, 2011 when compared with the prior year period was due to fluctuations in the timing of scheduled maintenance activity. As of June 30, 2011, we have approved additional expenditures of approximately $210.6 million on processing facility expansions; pipeline extensions; and compressor station upgrades. We expect to fund these projects through operating cash flow and borrowings under our existing revolving credit facility.

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

Available cash is initially distributed 98% to our common limited partners and 2% to our General Partner. These distribution percentages are modified to provide for incentive distributions to be paid to our General Partner if quarterly distributions to common limited partners exceed specified targets. Incentive distributions are generally defined as all cash distributions paid to our General Partner that are in excess of 2% of the aggregate amount of cash being distributed. Our General Partner, holder of all of our incentive distribution rights, has agreed to allocate up to $3.75 million of its incentive distribution rights per quarter back to us after the General Partner receives the initial $7.0 million of incentive distribution rights per quarter. No incentive distributions were declared during the six months ended June 30, 2011 and 2010.

Off Balance Sheet Arrangements

As of June 30, 2011, our off balance sheet arrangements include our letters of credit, issued under the provisions of our revolving credit facility, totaling $1.7 million. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate, (ii) surety and (iii) counterparty support.

We also have certain long-term unconditional purchase obligations and commitments, primarily take-or-pay agreements. These agreements provide transportation services to be used in the ordinary course of our operations.

Preferred Units

On June 30, 2010, we sold 8,000 newly-created 12% Cumulative Class C Preferred Units of limited partner interest (the “Class C Preferred Units”) to Atlas Energy, Inc. for cash consideration of $1,000 per Class C Preferred Unit, for total proceeds of $8.0 million.

The Class C Preferred Units received distributions of 12% per annum, paid quarterly on the same date as the distribution payment date for our common units. The record date for the determination of holders entitled to receive distributions was the same as the record date for determination of common unit holders entitled to receive quarterly distributions. We had the right to redeem some or all of the Class C Preferred Units for an amount equal to the face value of the Class C Preferred Units being redeemed plus all accrued but unpaid dividends.

On May 27, 2011, we redeemed the 8,000 Class C Preferred units for cash, at the liquidation value of $1,000 per unit, or $8.0 million, plus $0.2 million, representing the accrued dividends on the 8,000 Class C Preferred Units prior to our redemption. There are no Class C Preferred Units outstanding at June 30, 2011.

Revolving Credit Facility

At June 30, 2011, we had a $350.0 million senior secured revolving credit facility with a syndicate of banks, which matures in December 2015. On July 8, 2011, the revolving credit facility was increased to $450.0 million (see “–Subsequent Events”). Borrowings under the revolving credit facility bear interest, at our option, at either (i) the higher of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) three-month LIBOR plus 1.0%, or (ii) the LIBOR rate for the applicable period (each plus the applicable margin). The weighted average interest rate for borrowings on the revolving credit facility, at June 30, 2011, was 3.2%. Up to $50.0 million of the revolving credit facility may be utilized for letters of credit, of which $1.7 million was outstanding at June 30, 2011. These outstanding letter of credit amounts were not reflected as borrowings on our consolidated balance sheets.

Borrowings under the revolving credit facility are secured by a lien on and security interest in all of our property and that of our subsidiaries, except for the assets owned by the Chaney Dell and Midkiff/Benedum joint ventures. Borrowings are also secured by the guaranty of each of our consolidated subsidiaries other than the joint venture companies. The revolving credit facility contains customary covenants, including covenants to maintain specified financial ratios, restrictions on our ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to our unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in our subsidiaries. We are also unable to borrow under our revolving credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to our partnership agreement.

The events which constitute an event of default for our revolving credit facility include payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against us in excess of a specified amount, and a change of control of our General Partner. As of June 30, 2011, we were in compliance with all covenants under the revolving credit facility.

Senior Notes

At June 30, 2011, we had $215.8 million principal amount outstanding of 8.75% senior unsecured notes due on June 15, 2018 (“8.75% Senior Notes”). Interest on the 8.75% Senior Notes is payable semi-annually in arrears on June 15 and December 15. The 8.75% Senior Notes are redeemable at any time after June 15, 2013, at certain redemption prices, together with accrued and unpaid interest to the date of redemption. The 8.75% Senior Notes are subject to repurchase by us at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if we do not reinvest the net proceeds within 360 days. The 8.75% Senior Notes are junior in right of payment to our secured debt, including our obligations under our revolving credit facility.

On April 7, 2011, we redeemed $7.2 million of the 8.75% Senior Notes, which were tendered upon our offer to purchase the 8.75% Senior Notes, at par. The sale of our 49% non-controlling interest in Laurel Mountain on February 17, 2011 constituted an “Asset Sale” pursuant to the terms of the indenture of the 8.75% Senior Notes. As a result of the Asset Sale, we offered to purchase any and all of the 8.75% Senior Notes.

The indenture governing the 8.75% Senior Notes contains covenants, including limitations of our ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of our assets. We were in compliance with these covenants as of June 30, 2011.

On April 8, 2011, we redeemed all of the 8.125% senior unsecured notes due on December 15, 2015 (“8.125% Senior Notes”). The redemption price was determined in accordance with the indenture for the 8.125% Senior Notes, plus accrued and unpaid interest thereon to the redemption date. We paid $293.7 million to redeem the $275.5 million principal plus $11.2 million premium and $7.0 million accrued interest. There are no 8.125% Senior Notes outstanding at June 30, 2011.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, depreciation and amortization, asset impairment, fair value of derivative instruments, the probability of forecasted transactions and the allocation of purchase price to the fair value of assets acquired. A discussion of our significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included within our Annual Report on Form 10-K for the year ended December 31, 2010, and there have been no material changes to these policies through June 30, 2011.

Recently Issued Accounting Standards

See “Item 1. Notes to Consolidated Financial Statements (Unaudited) –Note 2 –Recently Issued Accounting Standards” for information regarding recent accounting pronouncements.

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

We are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodic use of derivative instruments. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on June 30, 2011. Only the potential impact of hypothetical assumptions is analyzed. The analysis does not consider other possible effects that could impact our business.

Current market conditions elevate our concern over counterparty risks and may adversely affect the ability of these counterparties to fulfill their obligations to us, if any. The counterparties to our commodity-based derivatives are banking institutions, or their affiliates, currently participating in our revolving credit facility. The creditworthiness of our counterparties is constantly monitored, and we are not aware of any inability on the part of our counterparties to perform under our contracts.

Interest Rate Risk. At June 30, 2011, we had a $350.0 million senior secured revolving credit facility with $142.5 million outstanding borrowings and no interest rate derivative contracts. Borrowings under the revolving credit facility bear interest, at our option, at either (i) the higher of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) three-month LIBOR plus 1.0%, or (ii) the LIBOR rate for the applicable period (each plus the applicable margin). The weighted average interest rate for the revolving credit facility borrowings was 3.2% at June 30, 2011. Based upon the outstanding borrowings on the senior secured revolving credit facility and holding all other variables constant, a 100 basis-point, or 1%, change in interest rates would change our annual interest expense by approximately $1.4 million.

Commodity Price Risk. We are exposed to commodity prices as a result of being paid for certain services in the form of natural gas, NGLs and condensate rather than cash. For gathering services, we receive fees or commodities from the producers to bring the raw natural gas from the wellhead to the processing plant. For processing services, we either receive fees or commodities as payment for these services, based on the type of contractual agreement. We use a number of different derivative instruments in connection with our commodity price risk management activities. We enter into financial swap and option instruments to hedge our forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, NGLs and condensate are sold. Under swap agreements, we receive a fixed price and remit a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right to receive the difference between a fixed price and a floating price based on certain indices for the relevant contract period, if the floating price is lower than the fixed price. See “Item 1. Notes to Consolidated Financial Statements (Unaudited) –Note 9” for further discussion of our derivative instruments. Average estimated market prices for NGLs, natural gas and condensate, based upon twelve-month forward price curves as of July 5, 2011, are $1.31 per gallon, $4.61 per million BTU and $98.97 per barrel, respectively. A 10% change in these prices would change our forecasted gross margin for the twelve-month period ended June 30, 2012 by approximately $15.0 million.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our General Partner’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of our General Partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1	Securities Purchase Agreement, dated July 27, 2010, by and among Atlas Pipeline Mid-Continent, LLC, Atlas Pipeline Partners, L.P., Enbridge Pipelines (Texas Gathering) L.P. and Enbridge Energy Partners, L.P.(13)

2.2	Purchase and Sale Agreement, by and among Atlas Pipeline Partners, L.P., APL Laurel Mountain, LLC, Atlas Energy, Inc., and Atlas Energy Resources, LLC, dated November 8, 2010. (14)

3.1	Certificate of Limited Partnership(1)

3.2(a)	Second Amended and Restated Agreement of Limited Partnership(2)

3.2(b)	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership(3)

3.2(c)	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership(4)

3.2(d)	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership(5)

3.2(e)	Amendment No. 4 to Second Amended and Restated Agreement of Limited Partnership(6)

3.2(f)	Amendment No. 5 to Second Amended and Restated Agreement of Limited Partnership(8)

3.2(g)	Amendment No. 6 to Second Amended and Restated Agreement of Limited Partnership(10)

3.2(h)	Amendment No. 7 to Second Amended and Restated Agreement of Limited Partnership(15)

3.2(i)	Amendment No. 8 to Second Amended and Restated Agreement of Limited Partnership(16)

4.1	Common unit certificate(1)

4.2	8 3/4% Senior Notes Indenture dated June 27, 2008(7)

10.1	Amended and Restated Credit Agreement dated July 27, 2007, amended and restated as of December 22, 2010, by and among Atlas Pipeline Partners, L.P., Wells Fargo Bank, National Association and the several guarantors and lenders hereto(18)

10.1(a)	Amendment No. 1 to the Amended and Restated Credit Agreement dated as of April 19, 2011(26)

10.1(b)	Incremental Joinder Agreement to the Amended and Restated Credit Agreement dated as of July 8, 2011(27)

10.2	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Operating Partnership, L.P.(19)

10.3	Long-Term Incentive Plan(25)

10.4	Amended and Restated 2010 Long-Term Incentive Plan(26)

10.5	Form of Grant of Phantom Units in Exchange for Bonus Units(21)

10.6	Form of 2010 Long-Term Incentive Plan Phantom Unit Grant Letter(22)

10.7	Form of Grant of Phantom Units to Non-Employee Managers(23)

10.8	Atlas Pipeline Mid-Continent, LLC 2009 Equity-Indexed Bonus Plan(25)

10.9	Form of Atlas Pipeline Mid-Continent, LLC 2009 Equity-Indexed Bonus Plan Grant Agreement(25)

10.10	Employment Agreement, dated as of January 15, 2009, between Atlas America, Inc. and Eugene N. Dubay(11)

10.11	Letter Agreement, dated as of August 31, 2009, between Atlas America, Inc. and Eric Kalamaras(12)

10.12	Phantom Unit Grant Agreement between Atlas Pipeline Mid-Continent, LLC and Eric Kalamaras, dated September 14, 2009(12)

10.13	Letter Agreement, by and between Atlas Pipeline Partners, L.P. and Atlas Pipeline Holdings, L.P., dated November 8, 2010(14)

10.14	Non-Competition and Non-Solicitation Agreement, by and between Chevron Corporation and Edward E. Cohen, dated as of November 8, 2010(24)

10.15	Non-Competition and Non-Solicitation Agreement, by and between Chevron Corporation and Jonathan Z. Cohen, dated as of November 8, 2010(24)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

Exhibit No.	Description

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document(28)

101.SCH	XBRL Schema Document(28)

101.CAL	XBRL Calculation Linkbase Document(28)

101.LAB	XBRL Label Linkbase Document(28)

101.PRE	XBRL Presentation Linkbase Document(28)

101.DEF	XBRL Definition Linkbase Document(28)

(1)	Previously filed as an exhibit to registration statement on Form S-1 on January 20, 2000.
(2)	Previously filed as an exhibit to registration statement on Form S-3 on April 2, 2004.
(3)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended June 30, 2007.
(4)	Previously filed as an exhibit to current report on Form 8-K on July 30, 2007.
(5)	Previously filed as an exhibit to current report on Form 8-K on January 8, 2008.
(6)	Previously filed as an exhibit to current report on Form 8-K on June 16, 2008.
(7)	Previously filed as an exhibit to current report on Form 8-K on June 27, 2008.
(8)	Previously filed as an exhibit to current report on Form 8-K on January 6, 2009.
(9)	[Intentionally omitted]
(10)	Previously filed as an exhibit to current report on Form 8-K on April 3, 2009.
(11)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2009.
(12)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended September 30, 2009.
(13)	Previously filed as an exhibit to current report on Form 8-K on July 29, 2010.
(14)	Previously filed as an exhibit to current report on Form 8-K on November 12, 2010.
(15)	Previously filed as an exhibit to current report on Form 8-K on April 2, 2010.
(16)	Previously filed as an exhibit to current report on Form 8-K on July 7, 2010.
(17)	[Intentionally omitted]
(18)	Previously filed as an exhibit to current report on Form 8-K on December 23, 2010.
(19)	Previously filed as an exhibit to current report on Form 8-K filed on April 2, 2010.
(20)	[Intentionally omitted]
(21)	Previously filed as an exhibit to current report on Form 8-K filed on June 17, 2010.
(22)	Previously filed as an exhibit to current report on Form 8-K filed on June 23, 2010.
(23)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended September 30, 2010.
(24)	Previously filed as an exhibit to Atlas Energy, Inc.’s current report on Form 8-K filed on November 12, 2010.
(25)	Previously filed as an exhibit to annual report on Form 10-K filed for the year ended December 31, 2009.
(26)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(27)	Previously filed as an exhibit to current report on Form 8-K filed on July 11, 2011.
(28)	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS PIPELINE PARTNERS, L.P.
	By:	Atlas Pipeline Partners GP, LLC,
its General Partner

Date: August 5, 2011	By:	/s/ EUGENE N. DUBAY
Eugene N. Dubay
Chief Executive Officer, President and Managing Board Member of the General Partner

Date: August 5, 2011	By:	/s/ ERIC T. KALAMARAS
Eric T. Kalamaras
Chief Financial Officer of the General Partner

Date: August 5, 2011	By:	/s/ ROBERT W. KARLOVICH, III
Robert W. Karlovich, III
Chief Accounting Officer of the General Partner