Form 10-K/A
period 2011-12-31
ATLAS PIPELINE PARTNERS LP
filed 2012-07-06
CIK 1092914

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

The number of common units of the registrant outstanding on February 20, 2012 was 53,618,095

DOCUMENTS INCORPORATED BY REFERENCE:

None

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends Atlas Pipeline Partners, L.P.’s (the “Partnership”) Annual Report on Form 10-K for the year ended December 31, 2011, as originally filed with the Securities and Exchange Commission on February 24, 2012 (the “Original Filing”). The Partnership is filing the Amendment due to staff comments from the United States Securities and Exchange Commission solely to amend and restate Part III—Item 11 “Executive Compensation.” This Amendment does not affect any other parts of, or exhibits to, the Original Filing, nor does it reflect events occurring after the date of the Original Filing.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Partnership’s general partner’s principal executive and principal financial officers are filed as exhibits to the Amendment under Item 15 of Part IV hereof.

PART III

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

Role of Compensation Consultant

Following the completion of AEI’s agreement and plan of merger with Chevron Corporation, a Delaware corporation (“Chevron”—NYSE: CVX), pursuant to which, among other things, AEI became a wholly-owned subsidiary of Chevron (the “Chevron Merger”) in February 2011, the ATLS compensation committee engaged Mercer (US) Inc., an independent compensation consulting firm, to provide market data for equity awards to be made to its NEOs. As ATLS was essentially reconstituted as a result of the acquisition of AEI’s partnership management business and certain E&P assets, the ATLS compensation committee intended the awards to represent multi-year long-term incentive grants competitive with the 75th percentile of the market. In order to assist the ATLS compensation committee in assessing the competitiveness of proposed awards, Mercer provided market data for long-term incentive grants from its 2010 oil and gas survey of data from 111 organizations, a survey which comprises the following companies:

Abraxas Petroleum Corporation	Legacy Reserves, LP
AGL Resources - Sequent Energy Management	Linn Energy, LLC
Altex Energy Corporation	Magellan Midstream Holdings, LP
Apache Corporation	Magellan Midstream Holdings, LP - Pipeline/Terminal Division
Baker Hughes, Inc.	Magellan Midstream Holdings, LP - Transportation
Baker Hughes, Inc. - Baker Atlas	MarkWest Energy Partners LP
Baker Hughes, Inc. - Baker Hughes Inteq	MarkWest Energy Partners LP - Gulf Coast Business Unit
Basic Energy Services	MarkWest Energy Partners LP - Liberty Business Unit
Basic Energy Services - Completion and Remedial Services	MarkWest Energy Partners LP - Northeast Business Unit
Baytex Energy USA Ltd.	MarkWest Energy Partners LP - Southwest Business Unit
BHP Billiton Petroleum (Americas), Inc.	MDU Resources Group, Inc. - WBI Holdings, Inc.

BreitBurn Energy Partners L.P.	Murphy Oil Corporation
BreitBurn Energy Partners L.P. - Eastern Division	Newfield Exploration Company
BreitBurn Energy Partners L.P. - Orcutt Facility	Nexen Petroleum USA, Inc.
BreitBurn Energy Partners L.P. - West Pico Facility	Noble Corporation
BreitBurn Energy Partners L.P. - Western Division	Noble Corporation - Noble Drilling Services, Inc.
BreitBurn Energy Partners L.P. - Western Division, California Operations	Noble Energy, Inc.
BreitBurn Energy Partners L.P. - Western Division, Florida Operations	NuStar Energy LP
BreitBurn Energy Partners L.P. - Western Division, Wyoming Operations	OGE Energy Corporation - Enogex
Buckeye Partners, L.P.	ONEOK, Inc.
Calfrac Well Services Corporation	ONEOK, Inc. - ONEOK Partners
Chesapeake Energy Corporation	Parker Drilling Company
Chesapeake Energy Corporation - CEMI	Petroleum Development Corporation
Chesapeake Energy Corporation - Chesapeake Midstream Partners	Pioneer Natural Resources USA, Inc.
Chesapeake Energy Corporation - Diamond Y	Plains Exploration & Production Company
Chesapeake Energy Corporation - Great Plains	Precision Drilling Corporation
Chesapeake Energy Corporation - Hodges	Pride International
Chesapeake Energy Corporation - Midcon	QEP Resources
Chesapeake Energy Corporation - Nomac	Questar Corporation - Questar Pipeline
CHS Inc. - Energy	Quicksilver Resources Inc.
Cimarex Energy Co.	RAM Energy Resources, Inc.
Constellation Energy Partners LLC	Regency Energy Partners LP
Copano Energy	Regency Energy Partners LP - Contract Compression Segment
DCP Midstream, LLC - DCP Midstream Partners, LP	Rowan Companies, Inc.
Devon Energy	SandRidge Energy, Inc.
Edison Mission Energy - Energy Mission Marketing & Trading	Seneca Resources Corporation
El Paso Corporation - Exploration and Production	Seneca Resources Corporation - Bakersfield
El Paso Corporation - Pipeline Group	Seneca Resources Corporation - Williamsville
Energen Corporation	Southern Union Company
Energen Corporation - Energen Resources Corporation	Southern Union Company - Panhandle Energy
Enerplus Resources (USA) Corporation	Southern Union Company - Southern Union Gas Services
Eni US Operating Company, Inc.	Southwestern Energy Company

ENSCO International, Inc.	StatoilHydro - Norsk Hydro Gulf of Mexico, LLC
ENSCO International, Inc. - Deepwater Business Unit	Sunoco, Inc.
ENSCO International, Inc. - North & South America Business Unit	Talisman Energy Inc. US
Enterprise Products Partners L.P.	The Williams Companies, Inc.
EOG Resources, Inc.	The Williams Companies, Inc. - E&P
Forest Oil Corporation	The Williams Companies, Inc. - Midstream
Genesis Energy, LLC	The Williams Companies, Inc. - Williams Gas Pipeline (WGP)
Halliburton Company	TransCanada Corporation
Halliburton Company - Western Hemisphere	TransCanada Corporation - US Pipeline Central
Helmerich & Payne, Inc.	Transocean, Inc.
Hess Corporation	Valero Energy Corporation
Hess Corporation - Exploration & Production	Venoco, Inc.
Husky Energy Inc.	XTO Energy, Inc.
Kinder Morgan, Inc.

In using this broad-based survey, the ATLS compensation committee considered only aggregate data and did not select any individual companies for comparison. Mercer provided data with respect to average long-term incentive awards across all positions with a similar base salary in the above-named companies, and calculated long-term incentive awards for its NEOs as a percentage multiple of base salary at the 75th percentile of the survey data. In addition, Mercer advised the ATLS compensation committee with respect to current employment agreement practices generally.

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

At the time the ATLS compensation committee adopted the Senior Executive Plan, it approved 2011 target bonus awards to be paid from a bonus pool. The bonus pool was equal to 18.3% of ATLS’ distributable cash flow. In the event that the distributable cash flow included any capital transaction gains in excess of $50 million, then only 10% of that excess would be included in the bonus pool. If the distributable cash flow did not equal at least 80% of the 2011 budgeted distributable cash flow of $84,498,000, no bonuses would be paid. Distributable cash flow means the sum of (i) cash available for distribution by ATLS, including its ownership interest in the distributable cash flow of any of its subsidiaries (regardless of whether such cash is actually distributed), plus (ii) to the extent not otherwise included in distributable cash flow, any realized gain on the sale of securities, including securities of a subsidiary, less (iii) to the extent not otherwise included in distributable cash flow, any loss on the sale of securities, including securities of a subsidiary. A return of ATLS’ capital investment in a subsidiary was not intended to be included and, accordingly, if distributable cash flow included proceeds from the sale of all or substantially all of the assets of a subsidiary, the amount of such proceeds to be included in distributable cash flow would be reduced by its basis in the subsidiary.

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

Post-Termination Compensation

Our NEOs received substantial cash payments from Chevron in connection with the Chevron Merger, both as a result of the termination payments due under their employment agreements with AEI, which are described under “—Employment Agreements and Potential Payments Upon Termination or Change of Control,” and their equity holdings in AEI. The ATLS compensation committee believed that the amounts thus realized left some of our NEOs without adequate financial incentives to continue employment with ATLS, which the ATLS committee did not believe was in ATLS’ interest as it moved forward with significant new operations. In order to motivate the NEOs to provide their maximum effort and commitment, it made certain long-term incentive grants, which are described under “—Long-Term Incentives,” and ATLS entered into employment agreements with Messrs. E. Cohen, J. Cohen, and Dubay that, among other things, provide compensation upon termination of their employment by reason of death or disability, by ATLS without cause or by each of them for good reason. See “—Employment Agreements and Potential Payments Upon Termination or Change of Control.” “Good reason” is defined under the agreements as:

•	a material reduction in the executive’s base salary;

•	a demotion from the position held by the executive at the time the agreement was entered into;

•	a material reduction in the executive’s duties;

•	the executive is required to relocate to a location more than 35 miles from his previous location;

•	in the case of Messrs. E. and J. Cohen’s agreements, the officer ceases to be elected to ATLS’ board; and;

•	any material breach of the agreement.

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

Perquisites

At the discretion of the ATLS compensation committee, we provide perquisites to our NEOs. In 2011, these benefits were limited to providing automobiles to some NEOs and reimbursement of relocation expenses and club membership dues.

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

One year later, after the end of ATLS’ 2011 fiscal year, the ATLS compensation committee recommended incentive awards pursuant to the Senior Executive Plan based on the prior year’s performance. In determining the actual amounts to be paid to the NEOs, the ATLS compensation committee considered both individual and company performance. The Chairman of our General Partner made recommendations, other than for himself, of incentive award amounts based upon ATLS’ performance as well as the performance of its subsidiaries; however, the ATLS compensation committee had the discretion to approve, reject, or modify the recommendations. The ATLS compensation committee noted that ATLS’ total unitholder return was 67% during 2011 and that its cash distributions increased by approximately 600% over the prior year; ATLS was able to reestablish its partnership fund raising programs despite the abbreviated sales period; ATLS’ management team worked throughout the year to prepare for the spin-off of its E&P and partnership management business to Atlas Resource Partners, in which ATLS will retain an approximate 80% interest, and successfully rebuilt its operations team after the transfer of senior executives and technical staff to Chevron; ATLS made fresh entries into the Marcellus Shale in areas not restricted by its non-competition agreement with Chevron, and increased its drilling in Tennessee, Colorado and Ohio; and that we had operated our plants at full capacity, declared distributions at a sharp increase from the prior year, continued to expand capacity and distributable cash flow through organic growth and enjoyed multiple credit rating upgrades. In addition, the ATLS compensation committee reviewed the calculations of ATLS’ distributable cash flow and determined that 2011 distributable cash flow was $123,800,000, which exceeded the pre-determined minimum threshold of 80% of the budgeted distributable cash flow of $84,498,000. The ATLS compensation committee determined that based upon the strong performance of the NEOs as highlighted above, the bonuses for the NEOs were as follows: Mr. E. Cohen—$3,500,000, Mr. Dubay—$1,000,000 and Mr. J. Cohen—$3,000,000. The bonuses awarded to the NEOs did not exceed 55% of the maximum bonus allocable to each NEO under the Senior Executive Plan formula, and were reduced in part in recognition of the cash bonus awards made in February for service until the date of such bonuses.

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

Long-Term Incentives. Immediately after the Chevron Merger, the ATLS compensation committee recognized that the leadership of its NEOs was essential to ATLS as it established itself as a stand-alone entity. It further concluded that strong incentive for its NEOs to remain with ATLS for a significant period of time and their close alignment with its unitholders is critical in attracting and retaining additional key employees. However, the ATLS compensation committee further understood that its NEOs had received substantial cash amounts from Chevron in connection with the Chevron Merger, both as a result of the termination payments due under their employment agreements with AEI, which are described under “—Employment Agreements and Potential Payments Upon Termination or Change of Control,” and their equity holdings in AEI, and that could have left its NEOs without the adequate financial incentives to continue employment with ATLS for a significant period of time, which the ATLS compensation committee considered important. To provide motivation to the NEOs to give their maximum effort and commitment, ATLS made certain long-term incentive grants to our NEOs in March 2011 under the ATLS Plans as follows: Mr. E. Cohen—300,000 phantom units and 700,000 options; Mr. Dubay—80,000 phantom units and 100,000 options; Mr. Kalamaras—50,000 phantom units and 70,000 options; Mr. J. Cohen—250,000 phantom units and 500,000 options; Mr. Karlovich—10,000 phantom units and 10,000 options and Mr. Shrader—30,000 phantom units. The ATLS compensation committee intended the awards to represent long-term incentive grants competitive with the 75th percentile of the market described under “—Role of Compensation Consultant”. For each of the NEOs, consistent with Mercer’s advice, the grants represented between 3.5 to 5.4 times the annual market long-term incentive level from Mercer’s survey. The ATLS compensation committee does not anticipate making awards of such size on an annual basis. The awards will vest 25% on the third anniversary of the grant and 75% on the fourth anniversary.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)		Option Awards(2)	Non-Equity Incentive Plan Compensation	All Other Compensation		Total

Eugene N. Dubay, CEO and President	2011	$500,000	$—	$1,778,400		$993,000	$1,000,000	$5,136,128	(3)	$9,407,528
	2010	500,000	1,000,000	1,334,009		1,008,700	—	26,484		3,869,193
	2009	438,847	500,000	—		564,000	—	555,805		2,058,652

Robert W. Karlovich, III, CFO(4)	2011	220,192	350,000	1,628,300		99,300	—	69,188	(5)	2,366,980
	2010	179,358	63,000	304,200		—	—	9,538		556,096
	2009	152,255	73,308	48,000		—	—	—		273,563

Eric T. Kalamaras, Former CFO(6)	2011	274,577	—	1,111,500		695,100	—	94,486	(7)	2,175,663
	2010	274,519	180,000	660,020	(8)	273,790	—	49,572		1,437,901
	2009	76,923	152,917	66,620		—	—	—		296,460

Edward E. Cohen, Chairman of the Board(9)	2011	101,423	—	—		—	525,000	25,650	(10)	652,073
	2010	150,000	—	—		—	750,000	3,375		903,375
	2009	147,577	—	—		—	375,000	12,600		535,177

Jonathan Z. Cohen, Vice Chairman of Atlas Pipeline GP(9)	2011	72,115	—	—		—	450,000	21,375	(10)	543,490
	2010	105,000	—	—		—	600,000	1,688		706,688
	2009	101,539	—	—		—	300,000	7,863		409,402

Gerald R. Shrader, Chief Legal Officer	2011	290,000	375,000	666,900		—	—	95,474	(11)	1,427,374
	2010	274,519	215,000	630,640	(8)	—	—	23,646		1,143,805
	2009	224,616	300,000	96,000		—	—	—		620,616

(1)	The amounts reflect the grant date fair value of the phantom units under our Plans and the ATLS Plans. The grant date fair value was determined based on the market value on the grant date of our units and ATLS’ units. See “Item 8. Financial Statements and Supplementary Data—Note 16” for further discussion regarding assumptions made in valuation of fair value.
(2)	The amounts in this column reflect the grant date fair value of options awarded under our Plans and the ATLS Plans. See “Item 8. Financial Statements and Supplementary Data—Note 16” for further discussion regarding assumptions made in valuation of fair value.
(3)	Includes payments on DERs of $45,600 with respect to the phantom units awarded under the ATLS Plans and $27,842 with respect to the phantom units awarded under our Plans. Also includes amounts paid by Chevron in connection with the termination of Mr. Dubay’s employment agreement as a result of the Chevron Merger as follows: $879,712 severance and $4,182,865 for the cash-out of equity awards subject to accelerated vesting, representing 15,454 stock awards reported in the Unit awards column for 2010 and 145,000 options reported in Option awards column for 2009 and 2010. See “Employment Agreements and Potential Payments Upton Termination or Change of Control—Eugene N. Dubay—2009 Employment Agreement” and 2011 Option Exercises and Stock Vested table.
(4)	On October 31, 2011, Robert W. Karlovich, III was appointed to serve in the capacity of Chief Financial Officer of our General Partner, a position previously held by Mr. Kalamaras.
(5)	Includes payments on DERs of $5,700 with respect to the phantom units awarded under the ATLS Plans and $58,895 with respect to the phantom units awarded under our Plans.
(6)	Eric T. Kalamaras resigned as the Chief Financial Officer of our General Partner, effective October 31, 2011. All stock and option awards, which were outstanding at that time, were forfeited.
(7)	Includes payments on DERs of $16,500 with respect to the phantom units awarded under the ATLS Plans and $68,820 with respect to the phantom units awarded under our Plans. Also includes $316,350 for the cash-out of AEI equity Mr. Kalamaras held, as a result of the Chevron Merger.
(8)	Reflects a change from what was reported in our Form 10-K for fiscal year 2010 to now reflect the cash bonus units that had been converted to phantom units during 2010.
(9)	Amounts for Messrs. E. Cohen and J. Cohen reflect only the portion of compensation allocated to us.
(10)	Reflects payments of DERs with respect to phantom units awarded under the ATLS Plans.
(11)	Includes payments on DERs of $17,100 with respect to the phantom units awarded under the ATLS Plans and $77,108 with respect to the phantom units awarded under our Plans.

GRANTS OF PLAN-BASED AWARDS

Name	Estimated Possible Payments Under Non-Equity Incentive Plan Awards(1)			Grant Date	All Other Stock Awards: Number of Shares of Stock or Units		All Other Option Awards: Number of Securities Underlying Options		Exercise or Base Price of Option Awards ($/Sh)(2)	Grant Date Fair Value of Unit and Option Awards(3)
	Threshold ($)	Target ($)	Maximum ($)

Eugene N. Dubay	N/A	N/A	$3,249,000	03/25/11	80,000	(4)	—		$—	$1,778,400
				03/25/11	—		100,000	(5)	22.23	993,000

Robert W. Karlovich, III	N/A	N/A	N/A	03/25/11	10,000	(4)	—		—	222,300
				03,25/11	—		10,000	(5)	22.23	93,300
				11/04/11	40,000	(6)	—		—	1,406,000

Eric T. Kalamaras(7)	N/A	N/A	N/A	03/25/11	50,000	(4)	—		—	1,111,500
				03,25/11	—		70,000	(5)	22.23	695,100

Edward E. Cohen	N/A	N/A	7,673,000	03/25/11	300,000	(8)	—		—	6,669,000
				03,25/11	—		700,000	(9)	22.23	6,951,000

Jonathan Z. Cohen	N/A	N/A	5,461,000	03/25/11	250,000	(8)	—		—	5,557,500
				03,25/11	—		500,000	(9)	22.23	4,965,000

Gerald R. Shrader	N/A	N/A	N/A	03/25/11	30,000	(4)	—		—	666,900

(1)	Represents performance-based bonuses under ATLS’ Senior Executive Plan. As discussed under “Compensation Discussion and Analysis—Elements of our Compensation Program—Annual Incentives—Performance-Based Bonuses,” the ATLS compensation committee set performance goals based on ATLS’ distributable cash flow and established maximum awards, but not minimum or target amounts, for each eligible NEO. ATLS’ Senior Executive Plan sets an individual limit of $15,000,000 per annum regardless of the maximum amounts that might otherwise be payable.
(2)	The exercise price is equal to the closing price of ATLS’ common units or our common units on the date of grant.
(3)	The grant date fair value was calculated in accordance with FASB ASC Topic 718.
(4)	Represents phantom units granted under the ATLS 2010 Plan.
(5)	Represents options granted under the ATLS 2010 Plan. The weighted average fair value of unit options granted during the period, based upon a Black-Scholes option pricing model on the date of grant, was $9.93.
(6)	Represents phantom units granted under our 2010 Plan.
(7)	Units and options were forfeited upon Mr. Kalamaras’ resignation effective October 31, 2011.
(8)	Represents phantom units granted under the ATLS 2010 Plan. Phantom units granted to Mr. E. Cohen and Mr. J. Cohen under the ATLS Plans are not allocated to us and are not included in the Summary Compensation Table.
(9)	Represents options granted under the ATLS 2010 Plan. The weighted average fair value of unit options granted during the period, based upon a Black-Scholes option pricing model on the date of grant, was $9.93. Unit options granted to Mr. E. Cohen and Mr. J. Cohen under the ATLS Plans are not allocated to us and are not included in the Summary Compensation Table.

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

•

if he is physically or mentally disabled for 180 days in the aggregate or 90 consecutive days during any 365-day period and ATLS’ board of directors determines, in good faith based upon medical evidence, that he is unable to perform his duties; or

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

The following tables disclose outstanding awards and awards vested and exercised under our Plans as well as under the ATLS Plans.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options				Option Exercise Price	Option Expiration Date	Number of Units that have not Vested		Market Value of Units that have not Vested
	Exercisable		Unexercisable

Eugene N. Dubay	48,614	(1)	—		$3.24	01/15/2019	—		$—
	—		100,000	(2)	22.23	03/25/2021	80,000	(3)	1,944,000	(4)

Robert W. Karlovich, III	—		10,000	(5)	22.23	03/25/2021	66,250	(6)	2,332,688	(7)

Eric Kalamaras	—		—		N/A	N/A	—		—

Edward E. Cohen	500,000	(1)	—		22.56	11/10/2016	—		—
	—		700,000	(8)	22.23	03/25/2021	300,000	(9)	7,290,000	(4)

Jonathan Z. Cohen	200,000	(1)	—		22.56	11/10/2016	—		—
	—		500,000	(10)	22.23	03/25/2021	250,000	(11)	6,075,000	(4)

Gerald R. Shrader	—		—		N/A	N/A	63,750	(12)	1,982,813	(7)

(1)	Represents options to purchase ATLS units.
(2)	Represents options to purchase ATLS units, which vest as follows: 03/25/14—25,000; 03/25/15—75,000.
(3)	Represents ATLS phantom units, which vest as follows: 03/25/14—20,000; 03/25/15—60,000.
(4)	Based on closing market price of ATLS common units on December 31, 2011 of $24.30.
(5)	Represents options to purchase ATLS units, which vest as follows: 03/25/14—2,500; 03/25/15—7,500.
(6)	Represents our phantom units, which vest as follows: 03/03/12—250; 06/01/12—8,500; 06/22/12—2,500; 11/04/12—10,000; 06/22/13—2,500; 11/04/13—10,000; 06/22/14—2,500; 11/04/14—10,000 and 11/04/15—10,000; and represents ATLS phantom units, which vest as follows: 03/25/14—2,500; 03/25/15—7,500.
(7)	Based on closing market price of our common units on December 31, 2011 of $37.15 and price of ATLS common units on December 31, 2011 of $24.30.
(8)	Represents options to purchase ATLS units, which vest as follows: 03/25/14—175,000; 03/25/15—525,000.
(9)	Represents ATLS phantom units, which vest as follows: 03/25/14—75,000; 03/25/15—225,000.
(10)	Represents options to purchase ATLS units, which vest as follows: 03/25/14—125,000; 03/25/15—375,000.
(11)	Represents ATLS phantom units, which vest as follows: 03/25/14—62,500; 03/25/15—187,500.
(12)	Represents our phantom units, which vest as follows: 03/03/12—250; 06/01/12—17,000; 06/22/12—5,500; 06/22/13—5,500 and 06/22/14—5,500 and represents ATLS phantom units, which vest as follows: 03/25/14—7,500; 03/25/15—22,500.

2011 OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards					Unit Awards					Total Value ($)
Name	Number of Units Acquired on Exercise		Value Realized on Exercise ($)	Value from Cash Payout ($)		Number of Units Acquired on Vesting		Value Realized on Vesting ($)(1)	Value from Cash Payout ($)

Eugene N. Dubay	126,386	(2)	$2,686,579	$3,591,750	(3)	79,553	(4)	$2,253,781	$591,115	(5)	$9,123,225

Robert W. Karlovich, III	—		—	—		11,000	(6)	375,225	—		375,225

Eric T. Kalamaras	—		—	316,350	(7)	22,000	(6)	691,900	—		1,008,250

Edward E. Cohen	—		—	57,398,850	(8)	195,514	(9)	2,729,066	2,955,731	(10)	63,083,647

Jonathan Z. Cohen	—		—	34,473,307	(11)	104,211	(9)	1,457,148	2,364,576	(12)	38,295,031

Gerald R. Shrader	—		—	—		22,250	(6)	759,368	—		759,368

(1)	Value realized on vesting is based upon market price on date of vesting.
(2)	Represents 51,386 ATLS common units with an intrinsic value of $981,829 and 75,000 of our common units with an intrinsic value of $1,704,750 (See “Item 8. Financial Statements and Supplementary Data—Note 16”).
(3)	Pursuant to the terms of the Chevron Merger agreement, 145,000 AEI options were cancelled before the effective time of the Chevron Merger and converted into a right to receive the merger consideration less the exercise price.
(4)	Represents 4,303 shares of AEI common shares with an intrinsic value of $61,748 and 75,250 of our common units with an intrinsic value of $2,192,033.
(5)	Pursuant to the terms of the Chevron Merger agreement, 15,454 AEI units were cancelled before the effective time of the Chevron Merger and converted into a right to receive the merger consideration.
(6)	Represents our common units.
(7)	Pursuant to the terms of the Chevron Merger agreement, 19,000 AEI options were cancelled before the effective time of the Chevron Merger and converted into a right to receive the merger consideration less the exercise price.
(8)	Pursuant to the terms of the Chevron Merger agreement, 2,112,500 AEI options were cancelled before the effective time of the Chevron Merger and converted into a right to receive the merger consideration less the exercise price.
(9)	Represents ATLS’ common units.
(10)	Pursuant to the terms of the Chevron Merger agreement, 77,274 AEI units were cancelled before the effective time of the Chevron Merger and converted into a right to receive the merger consideration.
(11)	Pursuant to the terms of the Chevron Merger agreement, 1,322,000 AEI options were cancelled before the effective time of the Chevron Merger and converted into a right to receive the merger consideration less the exercise price.
(12)	Pursuant to the terms of the Chevron Merger agreement, 61,819 AEI units were cancelled before the effective time of the Chevron Merger and converted into a right to receive the merger consideration.

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

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards		All Other Compensation(1)	Total

Tony C. Banks	$50,000	$61,767	(2)	$6,190	$117,957

Curtis D. Clifford	50,000	62,347	(3)	5,069	117,416

Gayle P.W. Jackson	43,333	50,484	(4)	2,410	96,227

Martin Rudolph	65,000	63,234	(5)	5,661	133,895

Michael Staines	50,000	49,995	(6)	4,099	104,094

(1)	Represents payments on DERs for phantom units.
(2)	Represents 1,305 phantom units having a grant date fair value of $28.00 and 854 phantom units having a grant date fair value of $29.54, granted under our 2010 LTIP. The phantom units vest 25% on each anniversary of the date of grant as follows: 2/11/12—326; 02/18/12—213; 2/11/13—326; 02/18/13—213; 2/11/14—326; 02/18/14—213; 2/11/15—327 and 02/18/15—215.
(3)	Represents 1,823 phantom units having a grant date fair value of $34.20 granted under our 2010 LTIP. The phantom units vest 25% on each anniversary of the date of grant as follows: 5/10/12—455; 5/10/13—455; 5/10/14—455; and 5/10/15—458.
(4)	Represents 1,709 phantom units having a grant date fair value of $29.54, granted under our 2010 LTIP. The phantom units vest 25% on each anniversary of the date of grant as follows: 02/18/12—427; 02/18/13—427; 02/18/1—427 and 02/18/15—428.
(5)	Represents 1,862 phantom units having a grant date fair value of $33.96, granted under our 2010 LTIP. The phantom units vest 25% on each anniversary of the date of grant as follows: 3/17/12—465; 3/17/13—465; 3/17/14—465 and 3/17/15—467.
(6)	Represents 1,515 phantom units having a grant date fair value of $33.00 under our 2010 LTIP. The phantom units vest 25% on each anniversary of the date of grant as follows: 7/01/12—378; 7/01/13—378; 7/01/14—378; and 7/01/15—381.

PART IV

Item 15. Exhibits and Financial Statements and Schedules

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2	Rule 13(a)-14(a)/14(d)-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS PIPELINE PARTNERS, L.P.
	By:	Atlas Pipeline Partners GP, LLC, its General Partner

Date: July 6, 2012	By:	/s/ EUGENE N. DUBAY
Eugene N. Dubay
Chief Executive Officer and President