Form 10-Q
period 2013-09-30
ATLAS PIPELINE PARTNERS LP
filed 2013-11-07
CIK 1092914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of common units of the registrant outstanding on November 4, 2013 was 79,512,873.

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

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands) (Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$10,439	$3,398
Funds held in escrow	50,005	25,000
Accounts receivable	229,168	157,526
Current portion of derivative assets	5,177	23,077
Prepaid expenses and other	23,436	11,074

Total current assets	318,225	220,075
Property, plant and equipment, net	2,715,361	2,200,381
Goodwill	503,937	319,285
Intangible assets, net	545,955	199,360
Equity method investment in joint ventures	238,221	86,002
Long-term portion of derivative assets	7,458	7,942
Other assets, net	44,438	32,593

Total assets	$4,373,595	$3,065,638

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$610	$10,835
Accounts payable – affiliates	4,605	5,500
Accounts payable	72,159	59,308
Accrued liabilities	90,848	57,752
Accrued interest payable	30,607	10,399
Current portion of derivative liabilities	1,143	—
Accrued producer liabilities	161,808	109,725

Total current liabilities	361,780	253,519
Long-term debt, less current portion	1,655,042	1,169,083
Deferred income taxes, net	34,696	30,258
Other long-term liabilities	7,409	6,370
Commitments and contingencies
Equity:
Class D convertible preferred limited partners’ interests	430,201	—
Common limited partners’ interests	1,788,350	1,507,676
General Partner’s interest	47,955	31,501

Total partners’ capital	2,266,506	1,539,177
Non-controlling interest	48,162	67,231

Total equity	2,314,668	1,606,408

Total liabilities and equity	$4,373,595	$3,065,638

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Natural gas and liquids sales	$535,719	$274,618	$1,410,797	$802,644
Transportation, processing and other fees – third parties	43,651	19,116	116,534	46,474
Transportation, processing and other fees – affiliates	74	156	222	357
Derivative gain (loss), net	(24,517)	(18,907)	(9,493)	36,905
Other income, net	2,943	2,585	8,661	7,588

Total revenues	557,870	277,568	1,526,721	893,968

Costs and expenses:
Natural gas and liquids cost of sales	463,564	224,778	1,213,320	652,986
Plant operating	24,253	15,180	69,671	43,661
Transportation and compression	553	520	1,764	996
General and administrative	16,637	11,248	40,481	29,888
Compensation reimbursement – affiliates	1,250	875	3,750	2,625
Other costs	685	(108)	19,585	(303)
Depreciation and amortization	51,080	23,161	127,921	65,715
Interest	24,347	9,692	65,614	27,669

Total costs and expenses	582,369	285,346	1,542,106	823,237

Equity income (loss) in joint ventures	(1,882)	1,422	(314)	4,235
Loss on asset disposition	—	—	(1,519)	—
Loss on early extinguishment of debt	—	—	(26,601)	—

Income (loss) before tax	(26,381)	(6,356)	(43,819)	74,966
Income tax benefit	(817)	—	(854)	—

Net income (loss)	(25,564)	(6,356)	(42,965)	74,966
Income attributable to non-controlling interests	(1,514)	(1,511)	(4,693)	(4,108)
Preferred unit imputed dividend effect	(11,378)	—	(18,107)	—
Preferred unit dividends in kind	(9,072)	—	(14,413)	—

Net income (loss) attributable to common limited partners and the General Partner	$(47,528)	$(7,867)	$(80,178)	$70,858

Allocation of net income (loss) attributable to:
Common limited partner interest	$(51,376)	$(9,249)	$(90,990)	$64,988
General Partner interest	3,848	1,382	10,812	5,870

	$(47,528)	$(7,867)	$(80,178)	$70,858

Net income (loss) attributable to common limited partners per unit:
Basic	$(0.66)	$(0.17)	$(1.25)	$1.19

Weighted average common limited partner units (basic)	78,398	53,736	72,512	53,668

Diluted	$(0.66)	$(0.17)	$(1.25)	$1.19

Weighted average common limited partner units (diluted)	78,398	53,736	72,512	54,409

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$(25,564)	$(6,356)	$(42,965)	$74,966
Other comprehensive income:

Adjustment for realized losses on cash flow hedges reclassified to net income (loss)	—	1,079	—	3,333

Total other comprehensive income	—	1,079	—	3,333

Comprehensive income (loss)	$(25,564)	$(5,277)	$(42,965)	$78,299

Comprehensive income attributable to non-controlling interests	$1,514	$1,511	$4,693	$4,108
Preferred unit imputed dividend effect	11,378	—	18,107	—
Preferred unit dividends in kind	9,072	—	14,413	—
Comprehensive income (loss) attributable to common limited partners and the General Partner	(47,528)	(6,788)	(80,178)	74,191

Comprehensive income (loss)	$(25,564)	$(5,277)	$(42,965)	$78,299

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(in thousands, except unit data)

(Unaudited)

	Number of Limited Partner Units		Preferred Limited	Common Limited	General	Non-controlling
	Preferred	Common	Partners	Partners	Partner	Interest	Total
Balance at December 31, 2012	—	64,556,010	$—	$1,507,676	$31,501	$67,231	$1,606,408
Issuance of units and General Partner capital contribution	13,445,383	14,708,080	397,681	491,206	18,614	—	907,501
Issuance of common units under incentive plans	—	243,340	—	119	—	—	119
Unissued common units under incentive plans	—	—	—	13,499	—	—	13,499
Distributions paid in kind units	138,598	—	—	—	—	—	—

Distributions paid	—	—	—	(133,160)	(12,972)	—	(146,132)
Contributions from non-controlling interests	—	—	—	—	—	8,277	8,277
Distributions to non-controlling interests	—	—	—	—	—	(1,432)	(1,432)
Decrease in non-controlling interest due to business combination	—	—	—	—	—	(30,607)	(30,607)

Net income (loss)	—	—	32,520	(90,990)	10,812	4,693	(42,965)

Balance at September 30, 2013	13,583,981	79,507,430	$430,201	$1,788,350	$47,955	$48,162	$2,314,668

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(42,965)	$74,966
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	127,921	65,715
Equity (income) loss in joint ventures	314	(4,235)
Distributions received from equity method joint ventures	5,400	5,400
Non-cash compensation expense	13,818	7,537
Amortization of deferred finance costs	5,119	3,356
Loss on early extinguishment of debt	26,601	—
Loss on disposal of asset	1,519	—
Deferred income tax benefit	(854)	—
Change in operating assets and liabilities, net of business combinations:
Accounts receivable, prepaid expenses and other	(88,225)	12,100
Accounts payable and accrued liabilities	77,841	(15,557)
Accounts payable and accounts receivable – affiliates	(895)	(136)
Derivative accounts payable and receivable	19,527	(23,623)

Net cash provided by operating activities	145,121	125,523

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(327,861)	(242,412)
Cash paid for business combinations, net of cash received	(1,000,785)	(36,689)
Investment in joint ventures	(9,813)	—
Other	310	376

Net cash used in investing activities	(1,338,149)	(278,725)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	979,000	676,500
Repayments under credit facility	(1,172,000)	(738,500)
Net proceeds from issuance of long term debt	1,028,369	319,100
Repayment of long-term debt	(365,822)	—
Payment of premium on retirement of debt	(25,581)	—
Payment of deferred financing costs	(917)	(3,490)
Principal payments on capital lease	(10,577)	(1,852)
Net proceeds from issuance of common and preferred limited partner units	888,887	—
Purchase and retirement of treasury units	—	(695)
General Partner capital contributions	18,614	—
Contributions from non-controlling interest holders	8,277	179
Distributions to non-controlling interest holders	(1,432)	—
Distributions paid to common limited partners and the General Partner	(146,132)	(97,444)
Other	(617)	(599)

Net cash provided by financing activities	1,200,069	153,199

Net change in cash and cash equivalents	7,041	(3)
Cash and cash equivalents, beginning of period	3,398	168

Cash and cash equivalents, end of period	$10,439	$165

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Atlas Pipeline Partners, L.P. (the “Partnership”) is a publicly-traded (NYSE: APL) Delaware limited partnership engaged in the gathering, processing and treating of natural gas in the mid-continent and southwestern regions of the United States; natural gas gathering services in the Appalachian Basin in the northeastern region of the United States; and the transportation of NGLs in the southwestern region of the United States. The Partnership’s operations are conducted through subsidiary entities whose equity interests are owned by Atlas Pipeline Operating Partnership, L.P. (the “Operating Partnership”), a wholly-owned subsidiary of the Partnership. At September 30, 2013, Atlas Pipeline Partners GP, LLC (the “General Partner”) owned a combined 2.0% general partner interest in the consolidated operations of the Partnership, through which it manages and effectively controls both the Partnership and the Operating Partnership. The General Partner is a wholly-owned subsidiary of Atlas Energy, L.P. (“ATLS”), a publicly-traded limited partnership (NYSE: ATLS). The remaining 98.0% ownership interest in the consolidated operations consists of limited partner interests. At September 30, 2013, the Partnership had 79,507,430 common units outstanding, including 1,641,026 common units held by the General Partner and 4,113,227 common units held by ATLS; and 13,583,981 Class D convertible preferred units (“Class D Preferred Units”) outstanding (see Note 5).

The accompanying consolidated financial statements, which are unaudited, except the balance sheet at December 31, 2012, which is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim reporting.

The accompanying consolidated financial statements and notes thereto do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the nine month period ended September 30, 2013 may not necessarily be indicative of the results of operations for the full year ending December 31, 2013.

The Partnership has revised the presentation of its consolidated statements of comprehensive income (loss) in order to more clearly distinguish the amounts of other comprehensive income (loss) attributable to each of the common unitholders, preferred unitholders, and the non-controlling interest. This change in presentation has been applied to all periods presented. The previously reported amounts of other comprehensive income (loss) attributable to the common limited partners and the General Partner did not change for any period.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further within this note, a more thorough discussion of the Partnership’s significant accounting policies is included in its audited consolidated financial statements and notes thereto in its Annual Report on Form 10-K for the year ended December 31, 2012.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under GAAP, have not been recognized in the calculation of net income (loss). These changes, other than net income (loss), are referred to as “other comprehensive income (loss)” and for the Partnership only include changes in the fair value of unsettled derivative contracts which were previously accounted for as cash flow hedges (see Note 10). These contracts are wholly owned by the Partnership and the related gains and losses are not shared with the non-controlling interests. The Partnership does not have any other type of transaction which would be included within other comprehensive income (loss). During the three and nine months ended September 30, 2012, the Partnership reclassified $1.1 million and $3.3 million, respectively, from other comprehensive income to natural gas and liquids sales within the Partnership’s consolidated statements of operations. As of December 31, 2012, all amounts had been reclassified out of accumulated other comprehensive income and the Partnership had no amounts outstanding within accumulated other comprehensive income.

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

The following is a reconciliation of net income (loss) allocated to the General Partner and common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$(25,564)	$(6,356)	$(42,965)	$74,966
Income attributable to non-controlling interests	(1,514)	(1,511)	(4,693)	(4,108)
Preferred unit imputed dividend effect	(11,378)	—	(18,107)	—
Preferred unit dividends in kind	(9,072)	—	(14,413)	—

Net income (loss) attributable to common limited partners and the General Partner	(47,528)	(7,867)	(80,178)	70,858

General Partner’s cash incentive distributions	4,901	1,572	12,678	4,537
General Partner’s ownership interest	(1,053)	(190)	(1,866)	1,333

Net income attributable to the General Partner’s ownership interests	3,848	1,382	10,812	5,870

Net income (loss) attributable to common limited partners	(51,376)	(9,249)	(90,990)	64,988
Net income attributable to participating securities – phantom units(1)	—	—	—	886
Net income attributable to participating securities – Class D Preferred Units(2)	—	—	—	—

Net income attributable to participating securities	—	—	—	886

Net income (loss) utilized in the calculation of net income (loss) attributable to common limited partners per unit	$(51,376)	$(9,249)	$(90,990)	$64,102

(1)	Net income attributable to common limited partners’ ownership interest is allocated to the phantom units on a pro-rata basis (weighted average phantom units outstanding as a percentage of the sum of the weighted average phantom units and common limited partner units outstanding). Net loss attributable to common limited partners’ ownership interest is not allocated to approximately 1,455,000 and 1,160,000 weighted average phantom units for the three and nine months ended September 30, 2013, respectively, and 964,000 weighted average phantom units for the three months ended September 30, 2012, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity.

(2)	Net income attributable to common limited partners’ ownership interest is allocated to the Class D Preferred Units on a pro-rata basis (weighted average Class D Preferred Units outstanding as a percentage of the sum of the weighted average Class D Preferred Units and common limited partner units outstanding). For the three and nine months ended September 30, 2013 net loss attributable to common limited partners’ ownership interest is not allocated to approximately 13,518,000 and 7,560,000 weighted average Class D Preferred Units, respectively, because the contractual terms of the Class D Preferred Units as participating securities do not require the holders to share in the losses of the entity.

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

The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Weighted average number of common limited partner units – basic	78,398	53,736	72,512	53,668
Add effect of dilutive securities – phantom units(1)	—	—	—	741
Add effect of convertible preferred limited partner units(2)	—	—	—	—

Weighted average common limited partner units – diluted	78,398	53,736	72,512	54,409

(1)	For the three and nine months ended September 30, 2013, and for the three months ended September 30, 2012, approximately 1,455,000, 1,160,000, and 964,000 weighted average phantom units, respectively, were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of such phantom units would have been anti-dilutive.
(2)	For the three and nine months ended September 30, 2013, approximately 13,518,000 and 7,560,000 weighted average Class D Preferred Units, respectively were excluded from the computation of diluted net income (loss) attributable to common limited partners as the impact of the conversion would have been anti-dilutive.

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

The Partnership accrues unbilled revenue and the related purchase costs due to timing differences between the delivery of natural gas, NGLs, and condensate and the receipt of a delivery statement. This revenue is recorded based upon volumetric data from the Partnership’s records and management estimates of the related gathering and compression fees, which are, in turn, based upon applicable product prices. The Partnership had unbilled revenues at September 30, 2013 and December 31, 2012 of $136.9 million and $100.8 million, respectively, which are included in accounts receivable within its consolidated balance sheets.

Accrued Producer Liabilities

Accrued producer liabilities on the Partnership’s consolidated balance sheets represent accrued purchase commitments payable to producers related to gas gathered and processed through its system under its POP and Keep-Whole contracts (see “–Revenue Recognition”).

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist principally of temporary investments of cash in short-term money market instruments. Checks outstanding at the end of a period that exceed available cash balances held at the bank are considered to be book overdrafts and are reclassified to accounts payable. At September 30, 2013 and December 31, 2012, respectively, the Partnership reclassified the balance related to outstanding checks of $16.9 million and $27.6 million from cash and cash equivalents to accounts payable on the Partnership’s consolidated balance sheets.

Recently Adopted Accounting Standards

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, “Other Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which, among other changes, requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and the respective line items of net income to which the amounts were reclassified. The update does not change the components of comprehensive income that must be presented. These requirements are effective for interim and annual reporting periods beginning after December 15, 2012. The Partnership began including the additional required disclosures upon the adoption of this ASU on January 1, 2013 (see “–Comprehensive Income (Loss)”). The adoption had no material impact on the Partnership’s financial position or results of operations.

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

The Partnership accounted for this transaction as a business combination. Accordingly, the Partnership evaluated the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values. Due to the recent date of the acquisition, the accounting for the business combination is based on preliminary data that remains subject to adjustment and could further change as the Partnership continues to evaluate the facts and circumstances that existed as of the acquisition date. As part of the Cardinal Acquisition, the Partnership placed $25.0 million into escrow to cover potential indemnity claims. The $25.0 million was released to the sellers in June 2013.

The following table presents the values assigned to the assets acquired and liabilities assumed in the Cardinal Acquisition, based on their preliminary estimated fair values as of the date of acquisition, including the 40% non-controlling interest of Centrahoma held by MarkWest (in thousands):

Cash	$1,184
Accounts receivable	13,783
Prepaid expenses and other	1,289
Property, plant and equipment	246,787
Intangible assets	232,740
Goodwill	214,532

Total assets acquired	710,315

Current portion of long-term debt	(341)
Accounts payable and accrued liabilities	(14,854)
Deferred tax liability, net	(35,353)
Long-term debt, less current portion	(604)

Total liabilities acquired	(51,152)

Non-controlling interest	(58,832)

Net assets acquired	600,331
Less cash received	(1,184)

Net cash paid for acquisition	$599,147

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

TEAK Midstream, LLC

On May 7, 2013, the Partnership completed the acquisition of 100% of the equity interests of TEAK Midstream, LLC (“TEAK”) for $1.0 billion in cash, subject to customary purchase price adjustments, less cash received (the “TEAK Acquisition”), including $50.0 million placed into escrow pending final settlement of working capital adjustments and to cover potential indemnity claims. The assets of these companies, which are referred to as the SouthTX assets, include the following gas gathering and processing facilities in Texas:

•	the Silver Oak I plant, which is a 200 MMCFD cryogenic processing facility;

•	a second 200 MMCFD cryogenic processing facility, the Silver Oak II plant, to be in service the second quarter of 2014;

•	265 miles of primarily 20-24 inch gathering and residue lines;

•	approximately 275 miles of low pressure gathering lines;

•	a 75% interest in T2 LaSalle Gathering Company L.L.C. (“T2 LaSalle”), which owns a 62 mile, 24 inch gathering line;

•	a 50% interest in T2 Eagle Ford Gathering Company L.L.C. (“T2 Eagle Ford”), which owns a 45 mile 16 inch gathering pipeline and is currently building a 71 mile 24 inch gathering line; and

•	a 50% interest in T2 EF Cogeneration Holdings L.L.C. (“T2 Co-Gen”), which is building a cogeneration facility.

As a result of the TEAK Acquisition, the Partnership has added additional gathering and processing capacity as well as fee-based cash flows from natural gas gathering and processing operations.

The Partnership funded the purchase price for the TEAK Acquisition in part from the private placement of $400.0 million of Class D Preferred Units for net proceeds of $397.7 million, plus the General Partner’s contribution of $8.2 million to maintain its 2.0% general partner interest in the Partnership (see Note 5); and in part from the sale of 11,845,000 common limited partner units in a public offering for net proceeds of approximately $388.4 million, plus the General Partner’s contribution of $8.3 million to maintain its 2.0% general partner interest in the Partnership (see Note 5). The Partnership funded the remaining purchase price from its senior secured revolving credit facility, and issued $400.0 million of 4.75% unsecured senior notes due November 15, 2021 (“4.75% Senior Notes”) on May 10, 2013 for net proceeds of $391.5 million to reduce the level of borrowings under the revolving credit facility as part of the TEAK Acquisition (see Note 13).

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

The following table presents the values assigned to the assets acquired and liabilities assumed in the TEAK Acquisition, based on their preliminary estimated fair values at the date of the acquisition (in thousands):

Cash	$8,157
Accounts receivable	11,837
Prepaid expenses and other	1,871
Property, plant and equipment	290,118
Intangible assets	285,000
Goodwill	280,331
Equity method investment in joint ventures	148,120

Total assets acquired	1,025,434

Accounts payable and accrued liabilities	(17,754)

Total liabilities acquired	(17,754)

Net assets acquired	1,007,680
Less cash received	(8,157)

Net cash paid for acquisition	$999,523

In conjunction with the issuance of the Partnership’s common limited partner units associated with the acquisition, $14.3 million of transaction fees were included in the $388.4 million net proceeds recorded within common limited partners’ interests on the Partnership’s consolidated balance sheets. In conjunction with the issuance the Partnership’s Class D Preferred Units associated with the acquisition, $2.3 million of transaction fees were included in the $397.7 million proceeds recorded within preferred limited partner interests on the Partnership’s consolidated balance sheets. In conjunction with the issuance of the 4.75% Senior Notes and an amendment of the revolving credit facility, $9.5 million of transaction fees were recorded as deferred finance costs within other assets, net on the Partnership’s consolidated balance sheets. Other acquisition costs of $18.8 million associated with the TEAK Acquisition were expensed as incurred and recorded to other costs on the Partnership’s consolidated statements of operations.

Revenues and net losses of $39.2 million and $8.8 million for the three months ended September 30, 2013, respectively, and $59.2 million and $11.3 million for the nine months ended September 30, 2013, respectively, from the acquisition date of May 7, 2013 have been included in the Partnership’s consolidated financial statements related to the TEAK Acquisition, which were included in the Partnership’s Gathering and Processing operating segment. Net earnings of $1.0 million contributed from the TEAK Acquisition from April 1, 2013 (the effective date) to May 7, 2013 (the closing date) were included as a reduction to the purchase price.

The following table provides the unaudited pro forma revenue, net income, and net income per basic and diluted common unit for the three and nine months ended September 30, 2013 and 2012 as if (A)(1) the TEAK Acquisition; (2) the common unit equity offering for net proceeds of $388.4 million in April 2013; (3) the Class D Preferred Unit offering for net proceeds of $397.7 million in April 2013; (4) the General Partner’s contribution of $16.5 million to maintain its 2.0% general partner interest in the Partnership; (5) the issuance of $400.0 million of 4.75% Senior Notes for net proceeds of $391.5 million; and (B) (1) the Cardinal Acquisition; (2) the equity offering for net proceeds of $319.3 million in December 2012, including General Partner contribution; (3) the $176.5 million net proceeds from the 6.625% unsecured senior notes due October 1, 2020 (“6.625% Senior Notes”); and (4) the borrowings under the Partnership’s revolving credit facility had been included in operations commencing on January 1, 2012 (in thousands, except per unit data; unaudited):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Total revenues	$558,000	$312,479	$1,561,328	$1,114,953
Continuing net income (loss) after tax attributable to common limited partners and the General Partner(1)	(46,843)	(32,437)	(105,993)	(40,793)
Continuing net income (loss) after tax attributable to common limited partner unit:
Basic and diluted (1)	$(0.65)	$(0.44)	$(1.51)	$(0.61)

(1)	Pro forma earnings for the three and nine months ended September 30, 2013 were adjusted to exclude $0.7 million and $18.8 million, respectively, of TEAK Acquisition related costs incurred and pro forma earnings for the three and nine months ended September 30, 2012 were adjusted to include these costs.

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

The following table presents the Partnership’s equity method investments in joint ventures as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30,	December 31,
	2013	2012
WTLPG	$85,718	$86,002
T2 LaSalle	49,337	—
T2 Eagle Ford	88,693	—
T2 EF Co-Gen	14,473	—

Equity method investment in joint ventures	$238,221	$86,002

The following table presents the Partnership’s equity income (loss) in joint ventures for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
WTLPG	$1,389	$1,422	$5,116	$4,235
T2 LaSalle	(1,263)	—	(2,162)	—
T2 Eagle Ford	(1,120)	—	(2,198)	—
T2 EF Co-Gen	(888)	—	(1,070)	—

Equity income (loss) in joint ventures	$(1,882)	$1,422	$(314)	$4,235

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

The Partnership has an equity distribution program with Citigroup Global Markets, Inc. (“Citigroup”). Pursuant to this program, the Partnership may offer and sell from time to time through Citigroup, as its sales agent, common units having an aggregate value of up to $150.0 million. Subject to the terms and conditions of the equity distribution agreement, Citigroup will not be required to sell any specific number or dollar amount of the common units, but will use its reasonable efforts, consistent with its normal trading and sales practices, to sell such units. Such sales will be at market prices prevailing at the time of the sale. There will be no specific date on which the offering will end; there will be no minimum purchase requirements; and there will be no arrangements to place the proceeds of the offering in an escrow, trust or similar account. Under the terms of the equity distribution agreement, the Partnership also may sell common units to Citigroup as principal for its own account at a price agreed upon at the time of the sale. The Partnership intends to use the net proceeds from any such offering for general partnership purposes, which may include, among other things, repayment of indebtedness, acquisitions, capital expenditures and additions to working capital. During the three and nine months ended September 30, 2013, the Partnership issued 1,772,800 and 2,863,080 common units, respectively, under the equity distribution program for net proceeds of $63.7 million and $102.7 million, respectively, net of $1.3 million and $2.1 million, respectively, in commissions incurred from Citigroup. The Partnership also received capital contributions from the General Partner of $1.3 million and $2.1 million during the three and nine months ended September 30, 2013, respectively, to maintain its 2.0% general partner interest in the Partnership. The net proceeds from the common unit offering were utilized for general partnership purposes.

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

Common unit and General Partner distributions declared by the Partnership for quarters ending from March 31, 2012 through June 30, 2013 were as follows:

For Quarter Ended	Date Cash Distribution Paid	Cash Distribution Per Common Limited Partner Unit	Total Cash Distribution to Common Limited Partners	Total Cash Distribution to the General Partner
			(in thousands)	(in thousands)

March 31, 2012	May 15, 2012	$0.56	$30,030	$2,217
June 30, 2012	August 14, 2012	0.56	30,085	2,221
September 30, 2012	November 14, 2012	0.57	30,641	2,409
December 31, 2012	February 14, 2013	0.58	37,442	3,117
March 31, 2013	May 15, 2013	0.59	45,382	3,980
June 30, 2013	August 14, 2013	0.62	48,165	5,875

On October 24, 2013, the Partnership declared a cash distribution of $0.62 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2013. The $55.3 million distribution, including $6.0 million to the General Partner for its general partner interest and incentive distribution rights, will be paid on November 14, 2013 to unitholders of record at the close of business on November 7, 2013.

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

The fair value of the Partnership’s common units on the Commitment Date of the Class D Preferred Units was $36.52 per unit, resulting in an embedded beneficial conversion discount (“discount”) on the Class D Preferred Units of $91.0 million. The Partnership recognized the fair value of the Class D Preferred Units with the offsetting intrinsic value of the discount within Class D preferred limited partner interests on its consolidated balance sheets as of September 30, 2013. The discount will be accreted and recognized as imputed dividends over the term of the Class D Preferred Units as a reduction to net income attributable to the common limited partners and the General Partner on the Partnership’s consolidated statements of operations. For the three and nine months ended September 30, 2013, the Partnership recorded $11.4 million and $18.1 million, respectively, within preferred unit imputed dividend effect on the Partnership’s consolidated statements of operations to recognize the accretion of the beneficial conversion discount. The Class D Preferred Units are presented combined with a net $72.9 million unaccreted beneficial conversion discount on the Partnership’s consolidated balance sheets as of September 30, 2013.

The Class D Preferred Units will receive distributions of additional Class D Preferred Units for the first four full quarterly periods following their issuance, and thereafter will receive distributions in Class D Preferred Units, or cash, or a combination of Class D Preferred Units and cash, at the discretion of the Partnership’s General Partner. Cash distributions will be paid to the Class D Preferred Unit holders prior to any other distributions of available cash. Distributions will be determined based upon the cash distribution declared each quarter on the Partnership’s common limited partner units plus a preferred yield premium. Class D Preferred Unit distributions, whether in kind units or in cash, will be accounted for as a reduction to net income attributable to the common limited partners and the General Partner. For the three and nine months ended September 30, 2013, the Partnership recorded costs related to preferred unit distributions of $9.1 million and $14.4 million, respectively, on the Partnership’s consolidated statements of operations. During the three and nine months ended September 30, 2013, the Partnership distributed 138,598 Class D Preferred Units to the holders of the Class D Preferred Units as a distribution for the quarter ended June 30, 2013.

On October 24, 2013, the Partnership declared a cash distribution of $0.62 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2013. Based on this declaration, the Partnership estimates that approximately 234,000 Class D Preferred Units will be distributed to the holders of the Class D Preferred Units as a preferred unit distribution in kind for the quarter ended September 30, 2013. The in kind distribution will be issued on November 14, 2013 to the preferred unitholders of record at the close of business on November 7, 2013.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment, including leased property and equipment meeting capital lease criteria (see Note 13) (in thousands):

	September 30, 2013	December 31, 2012	Estimated Useful Lives in Years
Pipelines, processing and compression facilities	$2,883,963	$2,294,024	2 – 40
Rights of way	190,767	178,234	20 – 40
Buildings	10,252	8,224	40
Furniture and equipment	12,869	10,305	3 – 7
Other	15,482	14,761	3 – 10

	3,113,333	2,505,548
Less – accumulated depreciation	(397,972)	(305,167)

	$2,715,361	$2,200,381

The Partnership recorded depreciation expense on property, plant and equipment, including capital lease arrangements (see Note 13), of $27.2 million and $16.9 million for the three months ended September 30, 2013 and 2012, respectively, and $73.7 million and $47.7 million for the nine months ended September 30, 2013 and 2012, respectively, on its consolidated statements of operations.

The Partnership capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average interest rate used to capitalize interest on borrowed funds was 5.7% and 5.7% for the three months ended September 30, 2013 and 2012, respectively, and 5.9% and 6.2% for the nine months ended September 30, 2013 and 2012, respectively. The amount of interest capitalized was $1.5 million and $2.2 million for the three months ended September 30, 2013 and 2012, respectively, and $5.3 million and $6.4 million for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill is the cost of an acquisition less the fair value of the net identifiable assets of the acquired business. The Partnership reflected goodwill on its consolidated balance sheets of $503.9 million and $319.3 million at September 30, 2013 and December 31, 2012, respectively. The change in goodwill is primarily related to an addition of $280.3 million of goodwill from the TEAK Acquisition offset by a $96.4 million reduction in goodwill related to an adjustment of the fair value of assets acquired and liabilities assumed from the Cardinal Acquisition. The goodwill related to the Cardinal Acquisition is a result of the strategic industry position and potential future synergies. The goodwill related to the TEAK Acquisition is a result of the strategic industry position (see Note 3). The Partnership estimates approximately $280.3 million of goodwill recorded as a result of the TEAK Acquisition to be deductible for tax purposes.

The Partnership has recorded intangible assets with finite lives in connection with certain consummated acquisitions including the Cardinal and TEAK Acquisitions. The following table reflects the components of intangible assets being amortized at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012	Estimated Useful Lives In Years
Gross carrying amount:
Customer contracts	$3,419	$119,933	7 – 10
Customer relationships	722,653	205,313	7 – 10

	726,072	325,246

Accumulated amortization:
Customer contracts	(653)	(746)
Customer relationships	(179,464)	(125,140)

	(180,117)	(125,886)

Net carrying amount:
Customer contracts	2,766	119,187
Customer relationships	543,189	80,173

Net carrying amount	$545,955	$199,360

The weighted-average amortization period for customer contracts and customer relationships is 9.7 years and 7.8 years, respectively. The Partnership recorded amortization expense on intangible assets of $23.9 million and $6.2 million for the three months ended September 30, 2013 and 2012, respectively, and $54.2 million and $18.0 million for the nine months ended September 30, 2013 and 2012, respectively, on its consolidated statements of operations. Amortization expense related to intangible assets is estimated to be as follows for each of the next five calendar years: remainder of 2013 – $23.9 million; 2014 – $92.0 million; 2015 through 2016 – $86.8 million per year; 2017 – $80.7 million.

The valuation assessment for the Cardinal and TEAK Acquisitions have not been completed as of September 30, 2013 and the estimates of fair value of goodwill and intangible assets with finite lives reflected as of September 30, 2013 are subject to change and the change may be material (see Note 3).

NOTE 8 – OTHER ASSETS

The following is a summary of other assets (in thousands):

	September 30,	December 31,
	2013	2012
Deferred finance costs, net of accumulated amortization of $20,188 and $23,536 at September 30, 2013 and December 31, 2012, respectively	$42,651	$30,496
Security deposits	1,787	2,097

	$44,438	$32,593

Deferred finance costs are recorded at cost and amortized over the term of the respective debt agreement (see Note 13). The Partnership incurred $0.1 million and $6.0 million deferred finance costs during the three months ended September 30, 2013 and 2012, respectively, and $22.5 million and $9.4 million deferred finance costs during the nine months ended September 30, 2013 and 2012, respectively, related to various financing activities (see Note 13). During the nine months ended September 30, 2013, the Partnership redeemed all of its outstanding $365.8 million 8.75% unsecured senior notes due June 15, 2018 (“8.75% Senior Notes”) (see Note 13). The Partnership recorded $5.3 million of accelerated amortization of deferred financing costs associated with the retirement of debt during the nine months ended September 30, 2013 related to the retirement of the 8.75% Senior Notes, which is included in loss on early extinguishment of debt on the Partnership’s consolidated statement of operations. There was no accelerated amortization of deferred financing costs during the nine months ended September 30, 2012. Amortization expense of deferred finance costs, excluding accelerated amortization expense was $1.8 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively, and $5.1 million and $3.4 million for the nine months ended September 30, 2013 and 2012, respectively, which is recorded within interest expense on the Partnership’s consolidated statements of operations.

NOTE 9 – INCOME TAXES

As part of the Cardinal Acquisition (see Note 3), the Partnership acquired APL Arkoma, Inc., a taxable subsidiary. The components of the federal and state income tax benefit of the Partnership’s taxable subsidiary at September 30, 2013 are summarized as follows (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Deferred benefit:
Federal	$(732)	$(765)
State	(85)	(89)

Total income tax benefit	$(817)	$(854)

The components of net deferred tax liabilities as of September 30, 2013 and December 31, 2012 consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss tax carryforwards and alternative minimum tax credits	$12,732	$10,277
Deferred tax liabilities:
Excess of asset carrying value over tax basis	(47,428)	(40,535)

Net deferred tax liabilities	$(34,696)	$(30,258)

As of September 30, 2013, the Partnership had net operating loss carry forwards for federal income tax purposes of approximately $32.8 million, which expire at various dates from 2029 to 2033. Management of the General Partner believes it more likely than not that the deferred tax asset will be fully utilized.

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

The Partnership no longer applies hedge accounting for derivatives. Changes in fair value of derivatives are recognized immediately within derivative gain (loss), net in its consolidated statements of operations. The change in fair value of commodity-based derivative instruments, which was previously recognized in accumulated other comprehensive loss within equity on the Partnership’s consolidated balance sheets, was reclassified to the Partnership’s consolidated statements of operations at the time the originally hedged physical transactions affected earnings. The Partnership has reclassified all earnings out of accumulated other comprehensive income (loss), within equity on the Partnership’s consolidated balance sheet as of December 31, 2012.

The Partnership enters into derivative contracts with various financial institutions, utilizing master contracts based upon the standards set by the International Swaps and Derivatives Association, Inc. These contracts allow for rights of setoff at the time of settlement of the derivatives. Due to the right of setoff, derivatives are recorded on the Partnership’s consolidated balance sheets as assets or liabilities at fair value on the basis of the net exposure to each counterparty. Potential credit risk adjustments are also analyzed based upon the net exposure to each counterparty. Premiums paid for purchased options are recorded on the Partnership’s consolidated balance sheets as the initial value of the options. Changes in the fair value of the options are recognized within derivative gain (loss), net as unrealized gain (loss) on the Partnership’s consolidated statements of operations. Premiums are reclassified to realized gain (loss) within derivative gain (loss), net at the time the option expires or is exercised. The Partnership reflected net derivative assets on its consolidated balance sheets of $11.5 million and $31.0 million at September 30, 2013 and December 31, 2012, respectively.

The following tables summarize the Partnership’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets and liabilities on the Partnership’s consolidated balance sheets for the periods indicated (in thousands):

Offsetting of Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets
As of September 30, 2013:
Current portion of derivative assets	$7,981	$(2,804)	$5,177
Long-term portion of derivative assets	9,186	(1,728)	7,458
Current portion of derivative liabilities	1,171	(1,171)	—

Total derivative assets, net	$18,338	$(5,703)	$12,635

As of December 31, 2012:
Current portion of derivative assets	$23,534	$(457)	$23,077
Long-term portion of derivative assets	9,637	(1,695)	7,942

Total derivative assets, net	$33,171	$(2,152)	$31,019

Offsetting of Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets
As of September 30, 2013:
Current portion of derivative assets	$(2,804)	$2,804	$—
Long-term portion of derivative assets	(1,728)	1,728	—
Current portion of derivative liabilities	(2,314)	1,171	(1,143)

Total derivative liabilities, net	$(6,846)	$5,703	$(1,143)

As of December 31, 2012:
Current portion of derivative liabilities	$(457)	$457	$—
Long-term portion of derivative liabilities	(1,695)	1,695	—

Total derivative liabilities, net	$(2,152)	$2,152	$—

The following table summarizes the Partnership’s commodity derivatives as of September 30, 2013, (dollars and volumes in thousands):

Production Period	Commodity	Volumes(1)	Average Fixed Price ($/Volume)	Fair Value(2) Asset/ (Liability)
Fixed price
2013	Natural gas	1,570	$3.75	$245
2014	Natural gas	12,600	3.98	1,344
2015	Natural gas	15,160	4.24	2,745
2016	Natural gas	3,750	4.40	769
2013	NGLs	18,774	1.20	2,234
2014	NGLs	75,978	1.18	(2,007)
2015	NGLs	27,216	1.10	191
2013	Crude oil	75	96.66	(385)
2014	Crude oil	312	92.37	(1,181)
2015	Crude oil	60	85.13	(213)

Total fixed price swaps				3,742

Purchased Put Options
2014	Natural gas	600	4.13	312
2013	NGLs	11,844	1.90	1,893
2014	NGLs	4,410	1.00	261
2015	NGLs	1,890	0.90	173
2013	Crude oil	75	100.10	164
2014	Crude oil	449	94.69	2,591
2015	Crude oil	270	89.18	2,356

Total options				7,750

Total derivatives				$11,492

(1)	NGL volumes are stated in gallons. Crude oil volumes are stated in barrels. Natural gas volumes are stated in MMBTUs.
(2)	See Note 11 for discussion on fair value methodology.

The following tables summarize the gross effect of all derivative instruments on the Partnership’s consolidated statements of operations for the periods indicated (in thousands):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2013	2012	2013	2012
Derivatives previously designated as cash flow hedges
Loss reclassified from accumulated other comprehensive loss into natural gas and liquids sales	$—	$(1,079)	$—	$(3,333)

Derivatives not designated as hedges

Gain (loss) recognized in derivative gain (loss), net:
Commodity contract – realized(1)	$(907)	$4,157	$3,573	$7,079
Commodity contract – unrealized(2)	(23,610)	(23,064)	(13,066)	29,826

Derivative gain (loss), net	$(24,517)	$(18,907)	$(9,493)	$36,905

(1)	Realized gain (loss) represents the gain or loss incurred when the derivative contract expires and/or is cash settled.
(2)	Unrealized gain (loss) represents the mark-to-market gain or loss recognized on open derivative contracts, which have not yet settled.

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

Derivative Instruments

At September 30, 2013, the valuations for all the Partnership’s derivative contracts are defined as Level 2 assets and liabilities within the same class of nature and risk, with the exception of the Partnership’s NGL fixed price swaps and NGL options, which are defined as Level 3 assets and liabilities within the same class of nature and risk.

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

The following table represents the Partnership’s derivative assets and liabilities recorded at fair value as of September 30, 2013 and December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2013
Assets
Commodity swaps	$—	$5,362	$5,226	$10,588
Commodity options	—	5,423	2,327	7,750

Total assets	—	10,785	7,553	18,338

Liabilities
Commodity swaps	—	(2,038)	(4,808)	(6,846)

Total liabilities	—	(2,038)	(4,808)	(6,846)

Total derivatives	$—	$8,747	$2,745	$11,492

December 31, 2012
Assets
Commodity swaps	$—	$2,007	$17,573	$19,580
Commodity options	—	7,322	6,269	13,591

Total assets	—	9,329	23,842	33,171

Liabilities
Commodity swaps	—	(1,393)	(759)	(2,152)

Total liabilities	—	(1,393)	(759)	(2,152)

Total derivatives	$—	$7,936	$23,083	$31,019

The Partnership’s Level 3 fair value amount relates to its derivative contracts on NGL fixed price swaps and NGL options. The following table provides a summary of changes in fair value of the Partnership’s Level 3 derivative instruments for the nine months ended September 30, 2013 (in thousands):

	NGL Fixed Price Swaps		NGL Put Options		Total
	Gallons	Amount	Gallons	Amount	Amount
Balance – December 31, 2012	87,066	$16,814	38,556	$6,269	$23,083
New contracts(1)	77,364	—	7,560	816	816
Cash settlements from unrealized gain (loss)(2)(3)	(42,462)	(11,769)	(27,972)	5,680	(6,089)
Net change in unrealized gain (loss)(2)	—	(4,627)	—	(1,482)	(6,109)
Deferred option premium recognition(3)	—	—	—	(8,956)	(8,956)

Balance – September 30, 2013	121,968	$418	18,144	$2,327	$2,745

(1)	Swaps are entered into with no value on the date of trade. Options include premiums paid, which are included in the value of the derivatives on the date of trade.
(2)	Included within derivative gain (loss), net on the Partnership’s consolidated statements of operations.
(3)	Includes option premium cost reclassified from unrealized gain (loss) to realized gain (loss) at time of option expiration.

The following table provides a summary of the unobservable inputs used in the fair value measurement of the Partnership’s NGL fixed price swaps at September 30, 2013 and December 31, 2012 (in thousands):

	Gallons	Third Party Quotes(1)	Adjustments(2)	Total Amount
As of September 30, 2013
Propane swaps	92,106	$645	$(88)	$557
Isobutane swaps	6,300	(2,208)	1,006	(1,202)
Normal butane swaps	7,560	1	335	336
Natural gasoline swaps	16,002	1,533	(806)	727

Total NGL swaps – September 30, 2013	121,968	$(29)	$447	$418

As of December 31, 2012
Propane swaps	69,678	$16,302	$(552)	$15,750
Isobutane swaps	1,134	(219)	187	(32)
Normal butane swaps	6,174	(909)	242	(667)
Natural gasoline swaps	10,080	3,247	(1,484)	1,763

Total NGL swaps – December 31, 2012	87,066	$18,421	$(1,607)	$16,814

(1)	Based upon the difference between the quoted market price provided by the third party and the fixed price of the swap.
(2)	Product and location basis differentials calculated through the use of a regression model, which compares the difference between the settlement prices for the products and locations quoted by the third party and the settlement prices for the actual products and locations underlying the derivatives, using a three year historical period.

The following table provides a summary of the regression coefficient utilized in the calculation of the unobservable inputs for the Level 3 fair value measurements for the NGL fixed price swaps for the periods indicated (in thousands):

	Level 3 NGL Swap Fair	Adjustment based upon Regression Coefficient
	Value Adjustments	Lower 95%	Upper 95%	Average
As of September 30, 2013:
Propane	$(88)	0.8959	0.906	0.9009
Isobutane	1,006	1.1194	1.1291	1.1242
Normal butane	335	1.0345	1.0389	1.0367
Natural gasoline	(806)	0.9729	0.9754	0.9741

Total Level 3 adjustments – September 30, 2013	$447

As of December 31, 2012:
Propane	$(552)	0.9019	0.9122	0.9071
Isobutane	187	1.1285	1.1376	1.1331
Normal butane	242	1.0370	1.0416	1.0393
Natural gasoline	(1,484)	0.8988	0.9169	0.9078

Total Level 3 adjustments – December 31, 2012	$(1,607)

NGL Linefill

The Partnership had $20.0 million and $7.8 million of NGL linefill at September 30, 2013 and December 31, 2012, respectively, which was included within prepaid expenses and other on its consolidated balance sheets. The NGL linefill represents amounts receivable for NGLs delivered to counterparties for which the counterparty will pay at a designated later period at a price determined by the then market price. The Partnership’s NGL linefill is defined as a Level 3 asset and is valued using the same forward price curve utilized to value the Partnership’s NGL fixed price swaps. The product/location adjustment based upon the multiple regression analysis, which was included in the value of the linefill, was a reduction of $0.4 million and $0.4 million as of September 30, 2013 and December 31, 2012, respectively.

The following table provides a summary of changes in fair value of the Partnership’s NGL linefill for the nine months ended September 30, 2013 (in thousands):

	NGL Linefill
	Gallons	Amount
Balance – December 31, 2012	$9,148	$7,783
Deliveries into NGL linefill	52,334	41,950
NGL linefill sales	(39,787)	(30,769)
Net change in NGL linefill valuation(1)	—	(332)
Acquired NGL linefill(2)	2,213	1,368

Balance – September 30, 2013	$23,908	$20,000

(1)	Included within natural gas and liquid sales on the Partnership’s consolidated statements of operations.
(2)	NGL linefill acquired as part of the TEAK Acquisition (see Note 3).

Contingent Consideration

In February 2012, the Partnership acquired a gas gathering system and related assets for an initial net purchase price of $19.0 million. The Partnership originally agreed to pay up to an additional $12.0 million, payable in two equal amounts, if certain volumes are achieved on the acquired gathering system within a specified time period (“Trigger Payments”). Sufficient volumes were achieved in December 2012 and the Partnership paid the first Trigger Payment of $6.0 million in January 2013. As of September 30, 2013, the fair value of the remaining Trigger Payment resulted in a $6.0 million long term liability, which was recorded within other long term liabilities on the Partnership’s consolidated balance sheets. The range of the undiscounted amount the Partnership could pay related to the remaining Trigger Payment is between $0.0 and $6.0 million.

Other Financial Instruments

The estimated fair value of the Partnership’s other financial instruments has been determined based upon its assessment of available market information and valuation methodologies. However, these estimates may not necessarily be indicative of the amounts the Partnership could realize upon the sale or refinancing of such financial instruments.

The Partnership’s current assets and liabilities on its consolidated balance sheets, other than the derivatives, NGL linefill and contingent consideration discussed above, are considered to be financial instruments for which the estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1 values. The carrying value of outstanding borrowings under the revolving credit facility, which bear interest at a variable interest rate, approximates their estimated fair value and thus is categorized as a Level 1 value. The estimated fair value of the Partnership’s Senior Notes (see Note 13) is based upon the market approach and calculated using the yield of the Senior Notes as provided by financial institutions and thus is categorized as a Level 3 value. The estimated fair values of the Partnership’s total debt at September 30, 2013 and December 31, 2012, which consists principally of borrowings under the revolving credit facility and the Senior Notes, were $1,578.2 million and $1,216.4 million, respectively, compared with the carrying amounts of $1,655.7 million and $1,179.9 million, respectively.

Acquisitions

On December 20, 2012, the Partnership completed the Cardinal Acquisition (see Note 3). On May 7, 2013, the Partnership completed the TEAK Acquisition (see Note 3). The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. These inputs require significant judgments and estimates at the time of the valuation. The estimates of fair value as of the acquisition date, which are reflected in the Partnership’s consolidated balance sheet as of September 30, 2013, are subject to change.

NOTE 12 – ACCRUED LIABILITIES

The following is a summary of accrued liabilities (in thousands):

	September 30, 2013	December 31, 2012
Accrued capital expenditures	$11,161	$8,336
Cardinal and TEAK Acquisitions payable (offset by funds in escrow)	50,005	25,000
Acquisition-based short-term contingent consideration	—	6,000
Accrued ad valorem and production taxes	14,416	3,950
Other	15,266	14,466

	$90,848	$57,752

NOTE 13 – DEBT

Total debt consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Revolving credit facility	$100,000	$293,000
8.750% Senior notes – due 2018	—	370,184
6.625% Senior notes – due 2020	504,725	505,231
5.875% Senior notes – due 2023	650,000	—
4.750% Senior notes – due 2021	400,000	—
Capital lease obligations	927	11,503

Total debt	1,655,652	1,179,918
Less current maturities	(610)	(10,835)

Total long term debt	$1,655,042	$1,169,083

Cash payments for interest related to debt, net of capitalized interest, were $17.8 million and $0.9 million for the three months ended September 30, 2013 and 2012, respectively, and $40.3 million and $16.2 million for the nine months ended September 30, 2013 and 2012, respectively.

Revolving Credit Facility

At September 30, 2013, the Partnership had a $600.0 million senior secured revolving credit facility with a syndicate of banks that matures in May 2017. Borrowings under the revolving credit facility bear interest, at the Partnership’s option, at either (1) the higher of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) three-month LIBOR plus 1.0%, or (2) the LIBOR rate for the applicable period (each plus the applicable margin). The weighted average interest rate for borrowings on the revolving credit facility, at September 30, 2013, was 3.2%. Up to $50.0 million of the revolving credit facility may be utilized for letters of credit, of which $0.4 million was outstanding at September 30, 2013. These outstanding letters of credit amounts were not reflected as borrowings on the Partnership’s consolidated balance sheets. At September 30, 2013, the Partnership had $499.6 million of remaining committed capacity under its revolving credit facility.

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

On April 19, 2013, the Partnership entered into an amendment to the credit agreement which, among other changes, adjusted certain covenant ratio limits and adjusted the method of calculation as a result of the TEAK Acquisition. As of September 30, 2013, the Partnership was in compliance with all covenants under the credit facility.

Senior Notes

At September 30, 2013, the Partnership had $500.0 million principal outstanding of 6.625% Senior Notes, $650.0 million principal outstanding of 5.875% unsecured senior notes due August 1, 2023 (“5.875% Senior Notes”), and $400.0 million of 4.75% Senior Notes (with the 6.625% Senior Notes and 5.875% Senior Notes, the “Senior Notes”).

The 6.625% Senior Notes are presented combined with a net $4.7 million unamortized premium as of September 30, 2013. Interest on the 6.625% Senior Notes is payable semi-annually in arrears on April 1 and October 1. The 6.625% Senior Notes are redeemable at any time after October 1, 2016, at certain redemption prices, together with accrued and unpaid interest to the date of redemption.

On September 28, 2012, the Partnership issued $325.0 million of the 6.625% Senior Notes, and on December 20, 2012, the Partnership issued an additional $175.0 million of the 6.625% Senior Notes. In connection with the issuance of the 6.625% Senior Notes, the Partnership entered into registration rights agreements, whereby it agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated by September 23, 2013 in the case of the 6.625% Senior Notes issued in September 2012, or by December 15, 2013, in the case of the 6.625% Senior Notes issued in December 2012. The registration statement the Partnership filed with the SEC for the exchange offer for the 6.625% Senior Notes in satisfaction of the registration requirements of the registration rights agreements became effective on September 17, 2013. The Partnership commenced an exchange offering for the 6.625% Senior Notes on September 18, 2013 and the exchange offer was completed on October 16, 2013. Pursuant to the terms of the registration rights agreement, because the exchange offer was not consummated within the aforementioned timeframe, the Partnership incurred a 0.25% interest penalty from September 23, 2013 through consummation of the exchange offer on October 16, 2013.

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

In connection with the issuance of the 5.875% Senior Notes, the Partnership entered into a registration rights agreement, whereby it agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated by February 6, 2014. If the Partnership does not meet the aforementioned deadline, the 5.875% Senior Notes will be subject to additional interest, up to 1% per annum, until such time that the Partnership causes the exchange offer to be consummated. On October 4, 2013, the Partnership filed a registration statement with the SEC for an exchange offer for the 5.875% Senior Notes.

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

In connection with the issuance of the 4.75% Senior Notes, the Partnership entered into a registration rights agreement, whereby it agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated by May 5, 2014. If the Partnership does not meet the aforementioned deadline, the 4.75% Senior Notes will be subject to additional interest, up to 1% per annum, until such time that the Partnership causes the exchange offer to be consummated. On October 4, 2013, the Partnership filed a registration statement with the SEC for an exchange offer for the 4.75% Senior Notes.

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

On March 12, 2013, the Partnership paid $105.6 million to redeem the remaining $97.3 million outstanding 8.75% Senior Notes plus a $6.3 million make-whole premium and $2.0 million in accrued interest. The Partnership funded the redemption with a portion of the net proceeds from the issuance of the 5.875% Senior Notes. During the nine months ended September 30, 2013, the Partnership recorded a loss of $26.6 million within loss on early extinguishment of debt on the Partnership’s consolidated statements of operations, related to the redemption of the 8.75% Senior Notes. The loss includes $17.5 million premiums paid; $8.0 million consent payment; $5.3 million write off of deferred financing costs, offset by $4.2 million recognition of unamortized premium.

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

Indentures governing the Senior Notes contain covenants, including limitations of the Partnership’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all its assets. The Partnership is in compliance with these covenants as of September 30, 2013.

Capital Leases

The following is a summary of the leased property under capital leases as of September 30, 2013 and December 31, 2012, which are included within property, plant and equipment (see Note 6) (in thousands):

	September 30, 2013	December 31, 2012
Pipelines, processing and compression facilities	$2,281	$15,457
Less – accumulated depreciation	(284)	(1,066)

	$1,997	$14,391

On May 30, 2013, the Partnership accelerated payment on certain leases and purchased the leased property by paying approximately $7.5 million in accordance with the lease agreements. These leases were to mature in August 2013.

Depreciation expense for leased properties was $44 thousand and $186 thousand for the three months ended September 30, 2013 and 2012, respectively, and $293 thousand and $538 thousand for the nine months ended September 30, 2013 and 2012, respectively, which is included within depreciation and amortization expense on the Partnership’s consolidated statements of operations (see Note 6).

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Partnership has certain long-term unconditional purchase obligations and commitments, consisting primarily of transportation contracts. These agreements provide for transportation services to be used in the ordinary course of the Partnership’s operations. Transportation fees paid related to these contracts were $7.2 million and $2.6 million for three months ended September 30, 2013 and 2012, respectively, and $24.8 million and $7.6 million for nine months ended September 30, 2013 and 2012, respectively. The future fixed and determinable portion of the obligations as of September 30, 2013 was as follows: remainder of 2013 – $2.8 million; 2014 – $9.5 million; and 2015 to 2017 – $3.5 million per year.

The Partnership had committed approximately $166.2 million for the purchase of property, plant and equipment at September 30, 2013.

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

A unit option entitles a grantee to purchase a common limited partner unit upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option is equal to the fair market value of the common unit on the date of grant of the option. The Compensation Committee determines how the exercise price may be paid by the grantee as well as the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant. There were no unit options outstanding as of September 30, 2013.

Long-Term Incentive Plans

The Partnership has a 2004 Long-Term Incentive Plan (“2004 LTIP”) and a 2010 Long-Term Incentive Plan (“2010 LTIP” and collectively with the 2004 LTIP, the “LTIPs”) in which officers,

employees, non-employee managing board members of the General Partner, employees of the General Partner’s affiliates and consultants are eligible to participate. The LTIPs are administered by the Compensation Committee. Under the LTIPs, the Compensation Committee may make awards of either phantom units or unit options for an aggregate of 3,435,000 common units. At September 30, 2013, the Partnership had 1,522,822 phantom units outstanding under the Partnership’s LTIPs, with 809,720 phantom units and unit options available for grant. The Partnership generally issues new common units for phantom units and unit options, which have vested and have been exercised.

Partnership Phantom Units.

Through September 30, 2013, phantom units granted to employees under the LTIPs generally had vesting periods of four years. Phantom units awarded to non-employee managing board members will vest over a four year period. Awards to non-employee members of the board automatically vest upon a change of control, as defined in the LTIPs. At September 30, 2013, there were 468,544 units outstanding under the LTIPs that will vest within the following twelve months.

All phantom units outstanding under the LTIPs at September 30, 2013 include DERs granted to the participants by the Compensation Committee. The amounts paid with respect to LTIP DERs were $1.0 million and $0.6 million, during the three months ended September 30, 2013 and 2012, respectively, and $2.2 million and $1.4 million, during the nine months ended September 30, 2013 and 2012, respectively. These amounts were recorded as reductions of equity on the Partnership’s consolidated balance sheets.

The following table sets forth the Partnership’s LTIPs phantom unit activity for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Number of Units	Fair Value(1)	Number of Units	Fair Value(1)	Number of Units	Fair Value(1)	Number of Units	Fair Value(1)
Outstanding, beginning of period	909,012	$33.54	972,402	$32.19	1,053,242	$33.21	394,489	$21.63
Granted	697,122	39.07	85,103	33.61	740,897	38.97	783,187	34.83
Forfeited	(24,200)	36.74	(51,000)	29.83	(26,300)	36.44	(54,950)	29.46
Matured and issued(2)	(59,112)	27.81	(45,587)	23.75	(245,017)	31.44	(161,808)	16.26

Outstanding, end of period(3)(4)	1,522,822	$36.24	960,918	$32.84	1,522,822	$36.24	960,918	$32.84

Matured and not issued(5)	2,450	$32.95	6,800	$27.46	2,450	$32.95	6,800	$27.46

Non-cash compensation expense recognized (in thousands)		$5,998		$3,619		$13,818		$7,538

(1)	Fair value based upon weighted average grant date price.
(2)	The intrinsic values for phantom unit awards exercised during the three months ended September 30, 2013 and 2012 were $2.2 million and $1.4 million, respectively, and $8.9 million and $4.9 million during the nine months ended September 30, 2013 and 2012, respectively.
(3)	The aggregate intrinsic value for phantom unit awards outstanding at September 30, 2013 and 2012 was $59.1 million and $32.8 million, respectively.
(4)	There were 23,565 and 17,926 outstanding phantom unit awards at September 30, 2013 and December 31, 2012, respectively, which were classified as liabilities due to a cash option available on the related phantom unit awards.
(5)	The aggregate intrinsic value for phantom unit awards vested but not issued at September 30, 2013 and 2012 was $94 thousand and $157 thousand, respectively.

At September 30, 2013, the Partnership had approximately $37.5 million of unrecognized compensation expense related to unvested phantom units outstanding under the LTIPs based upon the fair value of the awards, which is expected to be recognized over a weighted average period of 2.2 years.

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

The partnership agreement provides that the General Partner will determine the costs and expenses allocable to the Partnership in any reasonable manner determined by the General Partner at its sole discretion. The Partnership reimbursed the General Partner and its affiliates $1.3 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively, and $3.8 million and $2.6 million for the nine months ended September 30, 2013 and 2012, respectively, for compensation and benefits related to its employees. There were no reimbursements for direct expenses incurred by the General Partner and its affiliates for the nine months ended September 30, 2013 and 2012. The General Partner believes the method utilized in allocating costs to the Partnership is reasonable.

The Partnership compresses and gathers gas for Atlas Resource Partners, L.P. (NYSE: ARP) (“ARP”) on its gathering systems located in Tennessee. ARP’s general partner is wholly-owned by ATLS, and two members of the General Partner’s managing board are members of ARP’s board of directors. The Partnership entered into an agreement to provide these services, which extends for the life of ARP’s leases, in February 2008. The Partnership charged ARP approximately $74 thousand and $156 thousand in compression and gathering fees for the three months ended September 30, 2013 and 2012, respectively, and $222 thousand and $357 thousand in compression and gathering fees for the nine months ended September 30, 2013 and 2012, respectively.

The Partnership has agreed to provide design, procurement and construction management services for ARP with respect to a pipeline to be located in Lycoming County, Pennsylvania. The total estimated price for the Partnership’s services in connection with the project is under $2.5 million. The Partnership has been reimbursed approximately $1.6 million by ARP during the nine months ended September 30, 2013.

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

The following summarizes the Partnership’s reportable segment data for the periods indicated (in thousands):

	Gathering and Processing	Transportation and Treating	Corporate and Other	Consolidated
Three Months Ended September 30, 2013:
Revenue:
Revenues – third party(1)	$580,601	$1,399	$(24,204)	$557,796
Revenues – affiliates	74	—	—	74

Total revenues	580,675	1,399	(24,204)	557,870

Costs and Expenses:
Operating costs and expenses	487,977	393	—	488,370
General and administrative(1)	—	—	17,887	17,887
Other costs	—	—	685	685
Depreciation and amortization	49,642	1,226	212	51,080
Interest expense(1)	—	—	24,347	24,347

Total costs and expenses	537,619	1,619	43,131	582,369

Equity income (loss) in joint ventures	(3,271)	1,389	—	(1,882)

Income (loss) before tax	39,785	1,169	(67,335)	(26,381)
Income tax benefit	(817)	—	—	(817)

Net income (loss)	$40,602	$1,169	$(67,335)	$(25,564)

Three Months Ended September 30, 2012:
Revenue:
Revenues – third party(1)	$297,478	$—	$(20,066)	$277,412
Revenues – affiliates	156	—	—	156

Total revenues	297,634	—	(20,066)	277,568

Costs and expenses:
Operating costs and expenses	240,429	49	—	240,478
General and administrative(1)	—	—	12,123	12,123
Other costs	(108)	—	—	(108)
Depreciation and amortization	23,161	—	—	23,161
Interest expense(1)	—	—	9,692	9,692

Total costs and expenses	263,482	49	21,815	285,346

Equity income in joint ventures	—	1,422	—	1,422

Net income (loss)	$34,152	$1,373	$(41,881)	$(6,356)

(1)	The Partnership notes derivative contracts are carried at the corporate level and interest and general and administrative expenses have not been allocated to its reportable segments as it would be unfeasible to reasonably do so for the periods presented.

	Gathering and Processing	Transportation and Treating	Corporate and Other	Consolidated
Nine Months Ended September 30, 2013:
Revenue:
Revenues – third party(1)	$1,531,643	$4,283	$(9,427)	$1,526,499
Revenues – affiliates	222	—	—	222

Total revenues	1,531,865	4,283	(9,427)	1,526,721

Costs and Expenses:
Operating costs and expenses	1,283,695	1,060	—	1,284,755
General and administrative(1)	—	—	44,231	44,231
Other costs	—	—	19,585	19,585
Depreciation and amortization	123,610	3,678	633	127,921
Interest expense(1)	—	—	65,614	65,614

Total costs and expenses	1,407,305	4,738	130,063	1,542,106

Equity income (loss) in joint ventures	(5,430)	5,116	—	(314)
Loss on asset disposition	(1,519)	—	—	(1,519)
Loss on early extinguishment of debt	—	—	(26,601)	(26,601)

Income (loss) before tax	117,611	4,661	(166,091)	(43,819)
Income tax benefit	(854)	—	—	(854)

Net income (loss)	$118,465	$4,661	$(166,091)	$(42,965)

Nine Months Ended September 30, 2012:
Revenue:
Revenues – third party(1)	$860,119	$—	$33,492	$893,611
Revenues – affiliates	357	—	—	357

Total revenues	860,476	—	33,492	893,968

Costs and expenses:
Operating costs and expenses	697,521	122	—	697,643
General and administrative(1)	—	—	32,513	32,513
Other costs	(303)	—	—	(303)
Depreciation and amortization	65,715	—	—	65,715
Interest expense(1)	—	—	27,669	27,669

Total costs and expenses	762,933	122	60,182	823,237

Equity income in joint ventures	—	4,235	—	4,235

Net income (loss)	$97,543	$4,113	$(26,690)	$74,966

(1)	The Partnership notes derivative contracts are carried at the corporate level and interest and general and administrative expenses have not been allocated to its reportable segments as it would be unfeasible to reasonably do so for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
Capital Expenditures:	2013	2012	2013	2012
Gathering and processing	$111,351	$96,024	$324,984	$242,412
Transportation and treating	—	—	105	—
Corporate and other	801	—	2,772	—

	$112,152	$96,024	$327,861	$242,412

Balance Sheet	September 30, 2013	December 31, 2012
Equity method investment in joint ventures:
Gathering and processing	$152,503	$—
Transportation and treating	85,718	86,002

	$238,221	$86,002

Goodwill:
Gathering and processing	$460,074	$292,448
Transportation and treating	43,863	26,837

	$503,937	$319,285

Total assets:
Gathering and processing	$4,087,197	$2,831,639
Transportation and treating	174,931	141,356
Corporate and other	111,467	92,643

	$4,373,595	$3,065,638

The following table summarizes the Partnership’s natural gas and liquids sales by product or service for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Natural gas and liquids sales:
Natural gas	$181,345	$111,402	$514,715	$260,046
NGLs	315,824	140,065	803,894	477,918
Condensate	37,511	22,776	92,520	66,800
Other	1,039	375	(332)	(2,120)

Total	$535,719	$274,618	$1,410,797	$802,644

NOTE 18 – SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Partnership’s Senior Notes and revolving credit facility are guaranteed by its wholly-owned subsidiaries. The guarantees are full, unconditional, joint and several. The Partnership’s consolidated financial statements as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 include the financial statements of WestOK LLC, WestTX LLC, and

Centrahoma as well as the Partnership’s equity interests in WTLPG and the T2 Joint Ventures. Under the terms of the Senior Notes and the revolving credit facility, WestOK LLC, WestTX LLC, Centrahoma, WTLPG, and the T2 Joint Ventures are non-guarantor subsidiaries as they are not wholly-owned by the Partnership. The following supplemental condensed consolidating financial information reflects the Partnership’s stand-alone accounts, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the consolidating adjustments and eliminations and the Partnership’s consolidated accounts as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012. For the purpose of the following financial information, the Partnership’s investments in its subsidiaries and the guarantor subsidiaries’ investments in their subsidiaries are presented in accordance with the equity method of accounting (in thousands):

Balance Sheets September 30, 2013	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Assets
Cash and cash equivalents	$—	$166	$10,273	$—	$10,439
Accounts receivable – affiliates	709,642	—	—	(709,642)	—
Other current assets	88	125,826	183,738	(1,866)	307,786

Total current assets	709,730	125,992	194,011	(711,508)	318,225

Property, plant and equipment, net	—	792,884	1,922,477	—	2,715,361
Intangible assets, net	—	448,807	97,148	—	545,955
Goodwill	—	458,928	45,009	—	503,937
Equity method investment in joint ventures	—	—	238,221	—	238,221
Long term portion of derivative asset	—	7,458	—	—	7,458
Long term notes receivable	—	—	1,852,928	(1,852,928)	—
Equity investments	3,247,779	1,486,431	—	(4,734,210)	—
Other assets, net	42,651	1,787	—	—	44,438

Total assets	$4,000,160	$3,322,287	$4,349,794	$(7,298,646)	$4,373,595

Liabilities and Equity
Accounts payable – affiliates	$—	$434,487	$279,760	$(709,642)	$4,605
Other current liabilities	30,557	116,767	209,851	—	357,175

Total current liabilities	30,557	551,254	489,611	(709,642)	361,780
Long-term debt, less current portion	1,654,725	317	—	—	1,655,042
Deferred income taxes, net	—	34,696	—	—	34,696
Other long-term liability	210	1,199	6,000	—	7,409
Equity	2,314,668	2,734,821	3,854,183	(6,589,004)	2,314,668

Total liabilities and equity	$4,000,160	$3,322,287	$4,349,794	$(7,298,646)	$4,373,595

December 31, 2012

Assets
Cash and cash equivalents	$—	$157	$3,241	$—	$3,398
Accounts receivable – affiliates	921,702	—	—	(921,702)	—
Other current assets	172	68,144	149,507	(1,146)	216,677

Total current assets	921,874	68,301	152,748	(922,848)	220,075

Property, plant and equipment, net	—	491,790	1,708,591	—	2,200,381
Intangible assets, net	—	101,446	97,914	—	199,360
Goodwill	—	278,423	40,862	—	319,285
Equity method investment in joint venture	—	—	86,002	—	86,002
Long term portion of derivative asset	—	7,942	—	—	7,942
Long term notes receivable	—	—	1,852,928	(1,852,928)	—
Equity investments	1,832,652	1,880,155	—	(3,712,807)	—
Other assets, net	30,496	1,772	325	—	32,593

Total assets	$2,785,022	$2,829,829	$3,939,370	$(6,488,583)	$3,065,638

Liabilities and Equity
Accounts payable – affiliates	$—	$145,436	$781,766	$(921,702)	$5,500
Other current liabilities	10,046	61,333	176,640	—	248,019

Total current liabilities	10,046	206,769	958,406	(921,702)	253,519
Long-term debt, less current portion	1,168,415	604	64	—	1,169,083
Deferred income taxes, net	—	30,258	—	—	30,258
Other long-term liability	153	217	6,000	—	6,370
Equity	1,606,408	2,591,981	2,974,900	(5,566,881)	1,606,408

Total liabilities and equity	$2,785,022	$2,829,829	$3,939,370	$(6,488,583)	$3,065,638

Statements of Operations	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Three Months Ended September 30, 2013
Total revenues	$—	$123,858	$453,862	$(19,850)	$557,870
Total costs and expenses	(23,510)	(172,901)	(405,503)	19,545	(582,369)
Equity income (loss)	(3,568)	43,081	(1,882)	(39,513)	(1,882)

Income (loss), before tax	(27,078)	(5,962)	46,477	(39,818)	(26,381)
Income tax benefit	—	(817)	—	—	(817)

Net income (loss)	(27,078)	(5,145)	46,477	(39,818)	(25,564)
Income attributable to non-controlling interest	—	—	(1,514)	—	(1,514)
Preferred unit imputed dividend effect	(11,378)	—	—	—	(11,378)
Preferred unit dividends in kind	(9,072)	—	—	—	(9,072)

Net income (loss) attributable to common limited partners and the General Partner	$(47,528)	$(5,145)	$44,963	$(39,818)	$(47,528)

Three Months Ended September 30, 2012
Total revenues	$—	$26,342	$251,226	$—	$277,568
Total costs and expenses	(8,476)	(59,075)	(217,795)	—	(285,346)
Equity income	609	35,266	1,422	(35,875)	1,422

Net income (loss)	(7,867)	2,533	34,853	(35,875)	(6,356)
Income attributable to non-controlling interest	—	—	(1,511)	—	(1,511)

Net income (loss) attributable to common limited partners and the General Partner	(7,867)	2,533	33,342	(35,875)	(7,867)
Other comprehensive income adjustment for realized losses on derivatives reclassified to net income	1,079	1,079	—	(1,079)	1,079

Comprehensive income (loss)	$(6,788)	$3,612	$33,342	$(36,954)	$(6,788)

Statements of Operations	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Nine Months Ended September 30, 2013
Total revenues	$—	$373,713	$1,214,750	$(61,742)	$1,526,721
Total costs and expenses	(63,441)	(452,077)	(1,087,432)	60,844	(1,542,106)
Equity income (loss)	42,384	121,997	(314)	(164,381)	(314)
Loss on early extinguishment of debt	(26,601)	—	—	—	(26,601)
Loss on asset disposition	—	(1,519)	—	—	(1,519)

Income (loss), before tax	(47,658)	42,114	127,004	(165,279)	(43,819)
Income tax benefit	—	(854)	—	—	(854)

Net income (loss)	(47,658)	42,968	127,004	(165,279)	(42,965)
Income attributable to non-controlling interest	—	—	(4,693)	—	(4,693)
Preferred unit imputed dividend effect	(18,107)	—	—	—	(18,107)
Preferred unit dividends in kind	(14,413)	—	—	—	(14,413)

Net income (loss) attributable to common limited partners and the General Partner	$(80,178)	$42,968	$122,311	$(165,279)	$(80,178)

Nine Months Ended September 30, 2012
Total revenues	$—	$192,181	$701,787	$—	$893,968
Total costs and expenses	(25,305)	(189,612)	(608,320)	—	(823,237)
Equity income	96,163	93,500	4,235	(189,663)	4,235

Net income (loss)	70,858	96,069	97,702	(189,663)	74,966
Income attributable to non-controlling interest	—	—	(4,108)	—	(4,108)

Net income (loss) attributable to common limited partners and the General Partner	70,858	96,069	93,594	(189,663)	70,858
Other comprehensive income adjustment for realized losses on derivatives reclassified to net income	3,333	3,333	—	(3,333)	3,333

Comprehensive income (loss)	$74,191	$99,402	$93,594	$(192,996)	$74,191

Statements of Cash Flows	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Nine Months Ended September 30, 2013

Net cash provided by (used in):
Operating activities	$(392,444)	$100,288	$191,958	$245,319	$145,121
Investing activities	(818,206)	(822,467)	(455,359)	757,883	(1,338,149)
Financing activities	1,210,650	722,188	270,433	(1,003,202)	1,200,069

Net change in cash and cash equivalents	—	9	7,032	—	7,041
Cash and cash equivalents, beginning of period	—	157	3,241	—	3,398

Cash and cash equivalents, end of period	$—	$166	$10,273	$—	$10,439

Nine Months Ended September 30, 2012

Net cash provided by (used in):
Operating activities	$(141,785)	$84,601	$141,149	$41,558	$125,523
Investing activities	(13,266)	84,747	(233,233)	(116,973)	(278,725)
Financing activities	155,051	(170,516)	93,249	75,415	153,199
Net change in cash and cash equivalents	—	(1,168)	1,165	—	(3)
Cash and cash equivalents, beginning of period	—	168	—	—	168

Cash and cash equivalents, end of period	$—	$(1,000)	$1,165	$—	$165

NOTE 19 – SUBSEQUENT EVENTS

On October 24, 2013, the Partnership declared a cash distribution of $0.62 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2013. The $55.3 million distribution, including $6.0 million to the General Partner for its general partner interest and incentive distribution rights, will be paid on November 14, 2013 to unitholders of record at the close of business on November 7, 2013 (see Note 5). Based on this declaration, the Partnership estimates that approximately 234,000 Class D Preferred Units will be distributed to the holders of the Class D Preferred Units as a preferred unit distribution for this quarter.

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

As of September 30, 2013, our Gathering and Processing operations, own, have interests in and operate fourteen natural gas processing plants with aggregate capacity of approximately 1,490 MMCFD located in Oklahoma and Texas; a gas treating facility located in Oklahoma; and approximately 10,600 miles of active natural gas gathering systems located in Oklahoma, Kansas, Tennessee and Texas. Our gathering systems gather natural gas from oil and natural gas wells and central delivery points and deliver this gas to processing plants, as well as third-party pipelines.

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

Prior to issuance of the 5.875% Senior Notes and in anticipation thereof, on January 28, 2013, we commenced a cash tender offer for any and all of our outstanding $365.8 million 8.75% Senior Notes, and a solicitation of consents to eliminate most of the restrictive covenants and certain of the events of default contained in the indenture governing the 8.75% Senior Notes (“8.75% Senior Notes Indenture”). Approximately $268.4 million aggregate principal amount of the 8.75% Senior Notes (representing approximately 73.4% of the outstanding 8.75% Senior Notes), were validly tendered as of the expiration date of the consent solicitation. In February 2013, we accepted for purchase all 8.75% Senior Notes validly tendered as of the expiration of the consent solicitation and entered into a supplemental indenture amending and supplementing the 8.75% Senior Notes Indenture. We also redeemed all the 8.75% Senior Notes not purchased in connection with the tender offer.

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

On April 19, 2013, we entered into an amendment to our revolving credit agreement, which among other changes:

•	allowed the TEAK Acquisition to be a Permitted Investment, as defined in the credit agreement;

•	did not require the joint venture interests acquired in the TEAK Acquisition to be guarantors;

•	permitted the payment of cash distributions, if any, on our Class D convertible preferred units (“Class D Preferred Units”) so long as we have a pro forma Minimum Liquidity, as defined in the credit agreement, of greater than or equal to $50 million; and

•	modified the definition of Consolidated Funded Debt Ratio, Interest Coverage Ratio and Consolidated EBITDA to allow for an Acquisition Period whereby the terms for calculating each of these ratios have been adjusted.

On May 7, 2013, we completed a private placement of $400.0 million of our Class D Preferred Units to third party investors, at a negotiated price per unit of $29.75 for net proceeds of $397.7 million pursuant to the Class D preferred unit purchase agreement dated April 16, 2013. We also received a capital contribution from the General Partner of $8.2 million to maintain its 2.0% general partner interest in us. (See “Item 1. Notes to Consolidated Financial Statements (Unaudited) – Note 5 – Class D Preferred Units”). We used the proceeds to fund a portion of the purchase price of 100% of the equity interests held by TEAK Midstream, LLC (“TEAK”) (the “TEAK Acquisition”) (See “Item 1. Notes to Consolidated Financial Statements (Unaudited) – Note 3 – Teak Midstream, LLC”).

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

The registration statement we filed with the SEC for the exchange offer for $500.0 million of the 6.625% unsecured Senior Notes due October 2020 (“6.625% Senior Notes”) in satisfaction of the registration requirements of the registration rights agreements was declared effective on September 17,

2013. We commenced an exchange offer for the 6.625% Senior Notes on September 18, 2013 and the exchange offer was consummated on October 16, 2013. Pursuant to the terms of the registration rights agreements relating to the 6.625% Senior Notes, because the exchange offer was not completed by the September 22, 2013 deadline for the 6.625% Senior Notes issued in September 2012, we incurred a 0.25% additional interest penalty from September 23, 2013 through consummation of the exchange offer on October 16, 2013 (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) – Note 13 – Debt”).

Subsequent Events

On October 24, 2013, we declared a cash distribution of $0.62 per unit on our outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2013. The $55.3 million distribution, including $6.0 million to our General Partner for its general partner interest and incentive distribution rights, will be paid on November 14, 2013 to unitholders of record at the close of business on November 7, 2013 (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) – Note 5 – Cash Distributions”). We estimate that approximately 234,000 Class D Preferred Units will be distributed in kind on November 14, 2013 to the holders of the Class D Preferred Units at the close of business on November 7, 2013 (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) – Note 5 – Class D Preferred Units”).

Acquisitions

SouthTX:

On May 7, 2013, we completed the TEAK Acquisition. The assets acquired are referenced as the SouthTX system and include the following gas gathering and processing facilities:

•	the Silver Oak I plant, which is a 200 MMCFD cryogenic processing facility;

•	a second 200 MMCFD cryogenic processing facility, the Silver Oak II plant, scheduled to be placed in service the second quarter of 2014;

•	265 miles of primarily 20-24 inch gathering and residue lines;

•	approximately 275 miles of low pressure gathering lines;

•	a 75% interest in T2 LaSalle Gathering Company L.L.C., which owns a 62 mile 24 inch gathering line;

•	a 50% interest in T2 Eagle Ford Gathering Company L.L.C., which owns a 45 mile 16 inch gathering pipeline and is currently building a 71 mile 24 inch gathering line; and

•	a 50% interest in T2 EF Cogeneration Holdings L.L.C., which is building a cogeneration facility.

Arkoma:

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

Our management uses a variety of financial measures and operational measurements other than our GAAP financial statements to analyze our performance. These include: (1) volumes, (2) operating expenses and (3) the following non-GAAP measures – gross margin, EBITDA, adjusted EBITDA and distributable cash flow. Our management views these measures as important performance measures of core profitability for our operations and as key components of our internal financial reporting. We believe investors benefit from having access to the same financial measures that our management uses.

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

Non-GAAP Financial Measures

The following tables reconcile the non-GAAP financial measurements used by management to their most directly comparable GAAP measures for the three and nine months ended September 30, 2013 and 2012 (in thousands):

RECONCILIATION OF GROSS MARGIN

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss)	$(25,564)	$(6,356)	$(42,965)	$74,966
Adjustments:
Derivative gain, net	24,517	18,907	9,493	(36,905)
Other income, net	(2,943)	(2,585)	(8,661)	(7,588)
Operating expenses(1)	25,491	15,592	91,020	44,354
General and administrative expense(2)	17,887	12,123	44,231	32,513
Depreciation and amortization	51,080	23,161	127,921	65,715
Interest	24,347	9,692	65,614	27,669
Income tax benefit	(817)	—	(854)	—
Equity (income) loss in joint ventures	1,882	(1,422)	314	(4,235)
Loss on early extinguishment of debt	—	—	26,601	—
Loss on asset sales and other	—	—	1,519	—
Non-cash linefill loss(3)	(1,039)	(375)	332	2,120

Gross margin	$114,841	$68,737	$314,565	$198,609

(1)	Operating expenses include plant operating expenses; transportation and compression expenses; and other costs.
(2)	General and administrative includes compensation reimbursement to affiliates.
(3)	Represents the non-cash impact of commodity price movements on pipeline linefill.

RECONCILIATION OF EBITDA, ADJUSTED EBITDA AND DISTRIBUTABLE CASH FLOW

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(25,564)	$(6,356)	$(42,965)	$74,966
Adjustments:
Interest expense	24,347	9,692	65,614	27,669
Income tax benefit	(817)	—	(854)	—
Depreciation and amortization	51,080	23,161	127,921	65,715

EBITDA	49,046	26,497	149,716	168,350
Adjustments:

Income attributable to non-controlling interests(1)	(1,514)	(1,511)	(4,693)	(4,108)

Non-controlling interest depreciation, amortization and interest expense(2)	(917)	—	(2,888)	—
Equity (income) loss in joint ventures	1,882	(1,422)	314	(4,235)
Distributions from joint ventures	1,800	1,800	5,400	5,400
Loss on early extinguishment of debt	—	—	26,601	—
Loss on asset disposition	—	—	1,519	—
Non-cash (gain) loss on derivatives	23,610	22,477	13,066	(31,568)
Premium expense on derivative instruments	4,824	4,855	11,844	12,591

Unrecognized economic impact of acquisitions	42	—	1,168	—
Acquisition costs	685	—	19,585	—
Non-cash compensation	5,998	3,620	13,818	7,538
Non-cash line fill (gain) loss(3)	(1,039)	(375)	332	2,120
Minimum volume adjustment(4)	(216)	—	2,437	—

Adjusted EBITDA	84,201	55,941	238,219	156,088
Adjustments:
Interest expense	(24,347)	(9,692)	(65,614)	(27,669)
Amortization of deferred finance costs	1,836	1,061	5,119	3,356

Premium expense on derivative instruments	(4,824)	(4,855)	(11,844)	(12,591)
Other costs	—	(108)	—	(303)
Maintenance capital(5)	(6,232)	(4,732)	(13,759)	(13,242)

Distributable Cash Flow	$50,634	$37,615	$152,121	$105,639

(1)	Represents Anadarko Petroleum Corporation’s (“Anadarko” – NYSE: APC) non-controlling interest in the operating results of Atlas Pipeline Mid-Continent WestOk, LLC (“WestOK”) and Atlas Pipeline Mid-Continent WestTex, LLC (“WestTX”); and MarkWest’s non-controlling interest in Centrahoma.
(2)	Represents the depreciation, amortization and interest expense included in income attributable to non-controlling interest for MarkWest’s interest in Centrahoma.
(3)	Represents the non-cash impact of commodity price movements on pipeline linefill.
(4)	Represents minimum volume adjustments on certain producer throughput contracts.
(5)	Net of non-controlling interest maintenance capital of $184 thousand and $360 thousand for the three and nine months ended September 30, 2013, respectively.

Results of Operations

The following table illustrates selected pricing before the effect of derivatives and volumetric information for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change
Pricing:
Weighted Average Market Prices:
NGL price per gallon – Conway hub	$0.81	$0.70	15.7%	$0.80	$0.78	2.6%
NGL price per gallon – Mt. Belvieu hub	0.85	0.86	(1.2)%	0.83	0.99	(16.2)%
Natural gas sales ($/Mcf):
Velma	3.37	2.64	27.7%	3.47	2.41	44.0%
WestOK	3.30	2.62	26.0%	3.45	2.43	42.0%
WestTX	3.32	2.54	30.7%	3.40	2.32	46.6%
Weighted Average	3.34	2.60	28.5%	3.46	2.39	44.8%
NGL sales ($/gallon):
Arkoma	0.89	—	—	0.73	—	—
SouthTX	0.75	—	—	0.73	—	—
Velma	0.81	0.73	11.0%	0.77	0.79	(2.5)%
WestOK	1.08	0.86	25.6%	1.01	0.86	17.4%
WestTX	0.92	0.96	(4.2)%	0.90	1.01	(10.9)%
Weighted Average	0.92	0.87	5.7%	0.87	0.90	(3.3)%
Condensate sales ($/barrel):
Arkoma	99.94	—	—	87.94	—	—
SouthTX	92.94	—	—	91.05	—	—
Velma	104.29	91.40	14.1%	96.80	96.93	(0.1)%
WestOK	96.86	82.06	18.0%	88.10	87.29	0.9%
WestTX	106.27	90.41	17.5%	98.78	90.81	8.8%
Weighted Average	101.48	86.65	17.1%	92.82	90.07	3.1%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change
Operating data:
Arkoma system(1):
Gathered gas volume (MCFD)	265,992	—	—	270,007	—	—
Processed gas volume (MCFD)	245,496	—	—	249,111	—	—
Residue gas volume (MCFD)	211,438	—	—	209,162	—	—
NGL volume (BPD)	16,171	—	—	20,756	—	—
Condensate volume (BPD)	85	—	—	131	—	—
SouthTX system:
Gathered gas volume (MCFD)	141,282	—	—	131,815	—	—
Processed gas volume (MCFD)	140,557	—	—	131,000	—	—
Residue gas volume (MCFD)	114,287	—	—	105,495	—	—
NGL volume (BPD)	17,990	—	—	16,524	—	—
Condensate volume (BPD)	108	—	—	85	—	—
Velma system:
Gathered gas volume (MCFD)	157,330	136,939	14.9%	142,708	134,248	6.3%
Processed gas volume (MCFD)	151,862	133,166	14.0%	136,743	128,398	6.5%
Residue gas volume (MCFD)	126,931	108,609	16.9%	113,642	105,135	8.1%
NGL volume (BPD)	16,780	14,866	12.9%	15,669	14,306	9.5%
Condensate volume (BPD)	356	283	25.8%	382	427	(10.5)%
WestOK system:
Gathered gas volume (MCFD)	505,222	403,304	25.3%	488,219	346,318	41.0%
Processed gas volume (MCFD)	479,270	380,113	26.1%	462,932	326,337	41.9%
Residue gas volume (MCFD)	442,304	360,688	22.6%	428,056	302,486	41.5%
NGL volume (BPD)	21,522	12,998	65.6%	20,021	13,810	45.0%
Condensate volume (BPD)	1,759	1,341	31.2%	1,892	1,318	43.6%
WestTX system(1):
Gathered gas volume (MCFD)	383,466	288,607	32.9%	349,894	268,456	30.3%
Processed gas volume (MCFD)	355,203	255,709	38.9%	316,760	241,710	31.0%
Residue gas volume (MCFD)	265,648	189,549	40.1%	235,310	172,150	36.7%
NGL volume (BPD)	47,663	28,499	67.2%	40,322	31,441	28.2%
Condensate volume (BPD)	2,598	2,132	21.9%	1,881	1,672	12.5%
Barnett system:
Average throughput volumes	22,727	22,789	(0.3)%	21,408	23,084	(7.3)%
Tennessee system:
Average throughput volumes	8,052	8,387	(4.0)%	8,565	8,320	2.9%
WTLPG system(1):
Average NGL volumes (BPD)	247,856	256,579	(3.4)%	248,468	247,568	0.4%

(1)	Operating data for Arkoma, WestTX and WTLPG represent 100% of operating activity for the respective systems. Arkoma gathered volumes include volumes gathered by MarkWest and processed through the Arkoma facilities.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table and discussion is a summary of our consolidated results of operations for the three months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended
	September 30,			Percent
	2013	2012	Variance	Change
Gross margin(1)
Natural gas and liquids sales	$535,719	$274,618	$261,101	95.1%
Transportation, processing and other fees	43,725	19,272	24,453	126.9%
Less: non-cash line fill gain(2)	1,039	375	664	177.1%
Less: natural gas and liquids cost of sales	463,564	224,778	238,786	106.2%

Gross margin	114,841	68,737	46,104	67.1%
Expenses:
Operating expenses	24,806	15,700	9,106	58.0%
General and administrative(3)	17,887	12,123	5,764	47.5%
Other costs	685	(108)	793	734.3%
Depreciation and amortization	51,080	23,161	27,919	120.5%
Interest expense	24,347	9,692	14,655	151.2%

Total expenses	118,805	60,568	58,237	96.2%
Other income items:
Derivative loss, net	(24,517)	(18,907)	(5,610)	(29.7)%
Other income, net	2,943	2,585	358	13.8%
Non-cash line fill loss(2)	1,039	375	664	177.1%
Equity income (loss) in joint ventures	(1,882)	1,422	(3,304)	(232.3)%
Income tax benefit	817	—	817	100.0%
Income attributable to non-controlling interests(4)	(1,514)	(1,511)	(3)	(0.2)%
Preferred unit imputed dividend effect	(11,378)	—	(11,378)	(100.0)%
Preferred unit dividends in kind	(9,072)	—	(9,072)	(100.0)%

Net loss attributable to common limited partners and General Partner	$(47,528)	$(7,867)	$(39,661)	(504.1)%

Non-GAAP financial data:
EBITDA(1)	$49,046	$26,497	$22,549	85.1%
Adjusted EBITDA(1)	84,201	55,941	28,260	50.5%
Distributable cash flow(1)	50,634	37,615	13,019	34.6%

(1)	Gross Margin, EBITDA, Adjusted EBITDA and Distributable cash flow are non-GAAP financial measures (see “–How We Evaluate Our Operations” and “–Non-GAAP Financial Measures”).
(2)	Includes the non-cash impact of commodity price movements on pipeline linefill.
(3)	General and administrative also includes any compensation reimbursement to affiliates.
(4)	Represents Anadarko’s non-controlling interest in the operating results of the WestOK and WestTX systems and MarkWest’s non-controlling interest in the operating results of Centrahoma.

Gross margin:

Gross margin from natural gas and liquids sales and the related natural gas and liquids cost of sales for the three months ended September 30, 2013 increased primarily due to higher production volumes, including the new volumes from the Arkoma system due to the Cardinal Acquisition and from the SouthTX system due to the TEAK Acquisition, partially offset by lower commodity prices.

•	Volumes on the Velma system for the three months ended September 30, 2013 increased from the prior year period volumes primarily due to increased production from the V-60 plant, which was placed into service in July 2012;

•	Volumes on the WestOK system increased for the three months ended September 30, 2013 compared to the prior year primarily due to increased production on the gathering systems, which continue to be expanded to meet producer demand; and the start-up of the Waynoka II plant, which was placed into service in September 2012; and

•	WestTX system gathering and processing volumes for the three months ended September 30, 2013 increased compared to the prior year period due to the startup of our Driver Plant in April 2013 (see “–Recent Events”) and due to increased volumes from Pioneer Natural Resources Company (NYSE: PXD) and others as a result of their continued drilling programs.

Transportation, processing and other fees for the three months ended September 30, 2013 increased primarily due to $12.0 million in additional fee-based revenues generated on the Arkoma systems due to the Cardinal Acquisition (see “–Acquisitions”); $9.5 million in additional fee-based revenues generated on the SouthTX systems due to the TEAK Acquisition (see “–Acquisitions”); and due to increased processing fee revenue of $1.9 million on the WestOK system related to the increased volumes gathered on the system.

Expenses:

Operating expenses, comprised primarily of plant operating expenses and transportation and compression expenses, for the three months ended September 30, 2013 increased mainly due to $3.7 million in additional expenses from the Arkoma systems and gas treating facilities acquired in the Cardinal Acquisition (see “–Acquisitions”); a $1.1 million increase on the WestOK system primarily due to increased gathered volumes in comparison to the prior year period, as discussed above in “Gross margin”; $3.0 million in additional expenses from the SouthTX systems acquired in the TEAK Acquisition (see “–Acquisitions”); and a $1.5 million increase on the WestTX system primarily due to the start-up of the Driver Plant (see “–Recent Events”).

General and administrative expense, including amounts reimbursed to affiliates, increased for the three months ended September 30, 2013 mainly due to increased expenses related to the Cardinal and TEAK Acquisitions (see “–Acquisitions”); and due to $2.3 million of additional expenses in share-based compensation related to phantom units granted to employees (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) – Note 15”).

Other costs for the three months ended September 30, 2013 increased mainly due to $0.7 million of acquisition costs related to the TEAK Acquisition, which were recorded in the current year period (see “–Acquisitions”).

Depreciation and amortization expense for the three months ended September 30, 2013 increased primarily due to $10.6 million additional expense related to assets acquired in the Cardinal Acquisition

(see “–Acquisitions”); $13.0 million additional expense related to assets acquired in the TEAK Acquisition (see “–Acquisitions”); and due to growth capital expenditures incurred subsequent to September 30, 2012.

Interest expense for the three months ended September 30, 2013 increased primarily due to $9.5 million additional interest related to the 5.875% Senior Notes; $7.9 million increase in interest expense associated with the 6.625% unsecured senior notes due 2020 (“6.625% Senior Notes) and $4.8 million additional interest related to the 4.75% Senior Notes, partially offset by $7.8 million reduced interest on the 8.75% Senior Notes. The increase in the interest on the 5.875% Senior Notes and the 4.75% Senior Notes is due to their issuance after September 30, 2012 (see “Senior Notes”). The increase in the interest on the 6.625% Senior Notes is due to an additional issuance of $175.0 million after September 30, 2012. The decrease in the interest for the 8.75% Senior Notes is due to their redemption prior to the three months ended September 30, 2013 (see “–Senior Notes”).

Other income items:

Derivative loss, net for the three months ended September 30, 2013 had a $3.4 million unfavorable variance in derivative cash settlements and a $0.5 million unfavorable variance on the fair value revaluation of commodity derivative contracts in the current period compared to the prior year period. While we utilize either quoted market prices or observable market data to calculate the fair value of natural gas and crude oil derivatives, valuations of NGL fixed price swaps are based on a forward price curve modeled on a regression analysis of quoted price curves for NGLs for similar geographic locations, and valuations of NGL options are based on forward price curves developed by third-party financial institutions. The use of unobservable market data for NGL fixed price swaps and NGL options has no impact on the settlement of these derivatives. However, a change in management’s estimated fair values for these derivatives could impact net income, although it would have no impact on liquidity or capital resources (see “Item 1: Notes to Consolidated Financial Statements (Unaudited) – Note 11” for further discussion of derivative instrument valuations). We recognized a $21.5 million and $11.2 million mark-to-market loss on derivatives that were valued based upon unobservable inputs for the three months ended September 30, 2013 and 2012, respectively. We enter into derivative instruments solely to hedge our forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. See further discussion of derivatives under “Item 3: Quantitative and Qualitative Disclosures About Market Risk.”

Non-cash line fill loss had a favorable variance for the three months ended September 30, 2013 compared to the prior year period primarily due to NGL prices increasing less in the prior year period than the current year period.

Equity income (loss) in joint ventures decreased for the three months ended September 30, 2013 primarily due to a $3.3 million loss in the current period from the SouthTX equity method investments. The T2 LaSalle and T2 Eagle Ford joint ventures are structured to earn revenues equal to their operating costs, exclusive of depreciation expense. The loss primarily represents depreciation expense and timing of recovery of other expenses.

Income tax benefit for the three months ended September 30, 2013 represents the accrued income tax related to the income earned on APL Arkoma, Inc., which was acquired as part of the Cardinal Acquisition (see “–Acquisitions”).

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

Non-GAAP financial data:

EBITDA was greater for the three months ended September 30, 2013 compared to the prior year period mainly due to the improved gross margin as discussed above in “–Gross Margin”, partially offset by higher operating expenses as discussed above in “–Expenses.”

Adjusted EBITDA had a favorable variance for the three months ended September 30, 2013 compared to the prior year period mainly due to the improved gross margin, as discussed above in “–Gross Margin,” partially offset by higher operating expenses as discussed above in “–Expenses” and higher derivative losses as discussed above in “–Other income items.”

Distributable cash flow had a favorable variance for the three months ended September 30, 2013 compared to the prior year period mainly due to the favorable Adjusted EBITDA variance, as discussed above, partially offset by higher interest expense as discussed above in “–Expenses.”

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table and discussion is a summary of our consolidated results of operations for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended
	September 30,			Percent
	2013	2012	Variance	Change
Gross margin(1)
Natural gas and liquids sales	$1,410,797	$802,644	$608,153	75.8%
Transportation, processing and other fees	116,756	46,831	69,925	149.3%
Less: non-cash line fill loss(2)	(332)	(2,120)	1,788	84.3%
Less: natural gas and liquids cost of sales	1,213,320	652,986	560,334	85.8%

Gross margin	314,565	198,609	115,956	58.4%
Expenses:
Operating expenses	71,435	44,657	26,778	60.0%
General and administrative(3)	44,231	32,513	11,718	36.0%
Other costs	19,585	(303)	19,888	6,563.7%
Depreciation and amortization	127,921	65,715	62,206	94.7%
Interest expense	65,614	27,669	37,945	137.1%

Total expenses	328,786	170,251	158,535	93.1%
Other income items:
Derivative gain (loss), net	(9,493)	36,905	(46,398)	(125.7)%
Other income, net	8,661	7,588	1,073	14.1%
Non-cash line fill loss(2)	(332)	(2,120)	1,788	84.3%
Equity income (loss) in joint ventures	(314)	4,235	(4,549)	(107.4)%
Loss on asset disposition	(1,519)	—	(1,519)	(100.0)%
Loss on early extinguishment of debt	(26,601)	—	(26,601)	(100.0)%
Income tax benefit	854	—	854	100.0%
Income attributable to non-controlling interests(4)	(4,693)	(4,108)	(585)	(14.2)%
Preferred unit imputed dividend effect	(18,107)	—	(18,107)	(100.0)%
Preferred unit dividends in kind	(14,413)	—	(14,413)	(100.0)%

Net income (loss) attributable to common limited partners and General Partner	$(80,178)	$70,858	$(151,036)	(213.2)%

Non-GAAP financial data:
EBITDA(1)	$149,716	$168,350	$(18,634)	(11.1)%
Adjusted EBITDA(1)	238,219	156,088	82,131	52.6%
Distributable cash flow(1)	152,121	105,639	46,482	44.0%

(1)	Gross Margin, EBITDA, Adjusted EBITDA and Distributable cash flow are non-GAAP financial measures (see “–How We Evaluate Our Operations” and “–Non-GAAP Financial Measures”).
(2)	Includes the non-cash impact of commodity price movements on pipeline linefill.
(3)	General and administrative also includes any compensation reimbursement to affiliates.
(4)	Represents Anadarko’s non-controlling interest in the operating results of the WestOK and WestTX systems and MarkWest’s non-controlling interest in the operating results of Centrahoma.

Gross margin:

Gross margin from natural gas and liquids sales and the related natural gas and liquids cost of sales for the nine months ended September 30, 2013 increased primarily due to higher production volumes, including the new volumes from the Arkoma system due to the Cardinal Acquisition and from the SouthTX system due to the TEAK Acquisition, partially offset by lower commodity prices.

•	Volumes on the Velma system for the nine months ended September 30, 2013 increased from the prior year period volumes primarily due to increased production from the V-60 plant, which was placed into service in July 2012;

•	Volumes on the WestOK system increased for the nine months ended September 30, 2013 compared to the prior year primarily due to increased production on the gathering systems, which continue to be expanded to meet producer demand; and the start-up of the Waynoka II plant, which was placed into service in September 2012; and

•	WestTX system gathering and processing volumes for the nine months ended September 30, 2013 increased compared to the prior year period due to increased volumes from Pioneer Natural Resources Company (NYSE: PXD) and others as a result of their continued drilling programs; and the start-up of the Driver plant in April 2013(see “–Recent Events”).

Transportation, processing and other fees for the nine months ended September 30, 2013 increased primarily due to $37.9 million in additional fee-based revenues generated on the Arkoma systems acquired in the Cardinal Acquisition (see “–Acquisitions”); increased processing fee revenue of $12.5 million on the WestOK system related to the increased volumes gathered on the systems; and $15.0 million in additional fee-based revenues generated on the SouthTX system acquired in the TEAK Acquisition (see “–Acquisitions”).

Expenses:

Operating expenses, comprised primarily of plant operating expenses and transportation and compression expenses, for the nine months ended September 30, 2013 increased mainly due to $11.5 million in additional expenses from the Arkoma systems acquired in the Cardinal Acquisition (see “–Acquisitions”); a $6.8 million increase on the WestOK system primarily due to increased gathered volumes in comparison to the prior year period, as discussed above in “Gross margin”; $4.1 million in additional expenses from the SouthTX systems acquired in the TEAK Acquisition (see “–Acquisitions”); and a $3.2 million increase on the WestTX system primarily due to increased gathered volumes from Pioneer Natural Resources Company and other producers.

General and administrative expense, including amounts reimbursed to affiliates, increased for the nine months ended September 30, 2013 mainly due to a $6.3 million increase in share-based compensation related to phantom units granted to employees (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) – Note 15”); a $3.3 million increase in salaries and wages partially due to the increase in the number of employees as a result of the Cardinal and TEAK Acquisitions (see “–Acquisitions”); and increased expenses related to the TEAK Acquisition (see “–Acquisitions”).

Other costs for the nine months ended September 30, 2013 increased mainly due to $18.8 million in acquisition costs related to the TEAK Acquisition and $0.7 million in acquisition costs related to the Cardinal Acquisition, which were recorded in the current year period (see “–Acquisitions”).

Depreciation and amortization expense for the nine months ended September 30, 2013 increased primarily due to $32.0 million additional expense related to assets acquired in the Cardinal Acquisition; $17.4 million additional expense related to assets acquired in the TEAK Acquisition (see “–Acquisitions”) and due to growth capital expenditures incurred subsequent to September 30, 2012.

Interest expense for the nine months ended September 30, 2013 increased primarily due to a $24.2 million increase in interest expense associated with 6.625% Senior Notes; $24.4 million additional interest related to the 5.875% Senior Notes; and $7.4 million additional interest related to the 4.75% Senior Notes; partially offset by $19.2 million reduced interest on the 8.75% Senior Notes. The increase in the interest on the 5.875% Senior Notes and the 4.75% Senior Notes is due to their issuance after September 30, 2012 (see “–Senior Notes”). The increase in the interest on the 6.625% Senior Notes is due to an additional issuance of $175.0 million after September 30, 2012. The decrease in the interest for the 8.75% Senior Notes is due to their redemption during the nine months ended September 30, 2013 (see “–Senior Notes”).

Other income items:

Derivative gain (loss), net for the nine months ended September 30, 2013 had a $42.9 million unfavorable variance on the fair value revaluation of commodity derivative contracts in the current period compared to the prior year period mainly due to a $29.8 million gain in the prior year period, partially offset by a $13.1 million loss in the current year period. We recognized a $6.1 million mark-to-market loss and a $33.2 million mark-to-market gain on derivatives that were valued based upon unobservable inputs for the nine months ended September 30, 2013 and 2012, respectively.

Other income, net for the nine months ended September 30, 2013 had a favorable variance primarily due to a $1.0 million settlement of business interruption insurance related to a loss of revenue in our WestOK system in May 2011 due to storm damage at the Chester plant.

Non-cash line fill loss had a favorable variance for the nine months ended September 30, 2013 compared to the prior year period primarily due to the settlement of line fill on the Velma system during the prior year period as well as a greater reduction in forward curve prices during the prior year period.

Equity income (loss) in joint ventures decreased for the nine months ended September 30, 2013 primarily due to a $5.4 million loss in the current period from the SouthTX equity method investments. The T2 LaSalle and T2 Eagle Ford joint ventures are structured to earn revenues equal to their operating costs, exclusive of depreciation expense. The loss primarily represents depreciation expense and timing of recovery of other expenses.

Loss on asset disposition in the current year period pertained to management’s decision to not pursue a project to lay pipe in an area where acquired rights of way had expired in the Velma area.

Loss on early extinguishment of debt for the nine months ended September 30, 2013 represents $17.5 million premiums paid; $8.0 million consent payment made; and $5.3 million write off of deferred financing costs, offset by $4.2 million recognition of unamortized premium related to the redemption of the 8.75% Senior Notes (see “–Senior Notes”).

Income tax benefit for the nine months ended September 30, 2013 represents the accrued income tax related to the income earned on APL Arkoma, Inc., which was acquired as part of the Cardinal Acquisition (see “–Acquisitions”).

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

Non-GAAP financial data:

EBITDA was lower for the nine months ended September 30, 2013 compared to the prior year period mainly due to the unfavorable variance on the derivative gain (loss), net and the loss on early extinguishment of debt recognized during the nine months ended September 30, 2013, as discussed above in “–Other income items,” combined with higher other costs and operating expenses as discussed above in “–Expenses;” partially offset by improved gross margin as discussed above in “–Gross Margin.”

Adjusted EBITDA had a favorable variance for the nine months ended September 30, 2013 compared to the prior year period mainly due to the improved gross margin variance, as discussed above in “–Gross Margin”, partially offset by higher operating expenses as discussed above in “–Expenses.”

Distributable cash flow had a favorable variance for the nine months ended September 30, 2013 compared to the prior year period mainly due to the favorable Adjusted EBITDA variance, as discussed above, partially offset by higher interest expense as discussed above in “–Expenses.”

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

At September 30, 2013, we had $100.0 million outstanding borrowings under our $600.0 million senior secured revolving credit facility and $0.4 million of outstanding letters of credit, which are not reflected as borrowings on our consolidated balance sheets, with $499.6 million of remaining committed capacity under the revolving credit facility, (see “–Revolving Credit Facility”). We were in compliance with the credit facility’s covenants at September 30, 2013. We had a working capital deficit of $43.6 million at September 30, 2013 compared with a $33.4 million working capital deficit at December 31, 2012. We believe we will have sufficient liquid assets, cash from operations and borrowing capacity to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures for at least the next twelve-month period. However, we are subject to business, operational and other risks that could adversely affect our cash flows. We may need to supplement our cash generation with proceeds from financing activities, including borrowings under our revolving credit facility and other borrowings, the issuance of additional limited partner units and sales of our assets.

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

Cash Flows – Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table details the cash flow changes between the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended
	September 30,			Percent
	2013	2012	Variance	Change
Net cash provided by (used in):
Operating activities	$145,121	$125,523	$19,598	15.6%
Investing activities	(1,338,149)	(278,725)	(1,059,424)	(380.1)%
Financing activities	1,200,069	153,199	1,046,870	683.3%

Net change in cash and cash equivalents	$7,041	$(3)	$7,044	—

Net cash provided by operating activities for the nine months ended September 30, 2013 increased compared to the prior year period due to a $27.3 million increase in net earnings from continuing operations excluding non-cash charges and a $7.7 million favorable variance in the change in working capital. The increase in net earnings from continuing operations excluding non-cash charges is primarily due to increased gross margins from the sale of natural gas and NGLs (see “–Results of Operations”). The change in working capital is primarily due to a $20.2 million increase in accrued interest primarily related to the issuance of our 6.625% Senior Notes, 5.875% Senior Notes, and 4.75% Senior Notes (see “–Senior Notes”), partially offset by a net increase in working capital due to the increased gross margins.

Net cash used in investing activities for the nine months ended September 30, 2013 increased compared to the prior year period mainly due to the $1.0 billion Teak Acquisition (see “–Acquisitions”); an $85.4 million increase in capital expenditures in the current year period compared to the prior year period (see further discussion of capital expenditures under “–Capital Requirements”); and a $9.8 million increase in contributions to the T2 Joint Ventures (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) – Note 4 – Equity Method Investments”); partially offset by $36.7 million cash paid for acquisition of assets in the prior year period.

Net cash provided by financing activities for the nine months ended September 30, 2013 increased compared to the prior year period mainly due to (i) $637.3 million provided by the issuance of the 5.875% Senior Notes in the current period; (ii) $391.5 million provided by the issuance of the 4.75% Senior Notes (see “–Senior Notes”); (iii) $397.7 million provided by the issuance of Class D Preferred Units (see “–Preferred Unit Offerings”); (iv) $388.4 million provided by the issuance of common units

(see “–Common Unit Offerings”); and (v) $102.7 million provided by the sale of common units under our equity distribution program (see “–Common Unit Offerings”); partially offset by the $391.4 million redemption of the 8.75% Senior Notes, including the cost of early retirement of debt; $319.1 million provided by the issuance of the 6.625% Senior Notes in the prior year; and $193.0 million, net used in the current period to reduce outstanding borrowings on the revolving credit facility.

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

The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expansion capital expenditures	$105,736	$91,292	$313,742	$229,170
Maintenance capital expenditures	6,416	4,732	14,119	13,242

Total	$112,152	$96,024	$327,861	$242,412

Expansion capital expenditures increased for the three months ended September 30, 2013 primarily due to construction costs for the Stonewall Plant within Arkoma, the Silver Oak II plant within SouthTX, and the Edward Plant within WestTX. Expansion capital expenditures increased for the nine months ended September 30, 2013 primarily due to the completion of the Driver Plant within WestTX in April 2013 (see “–Recent Events”) and construction costs for the Stonewall Plant within Arkoma, the Silver Oak II Plant within SouthTX, and the Edward Plant within WestTX. As of September 30, 2013, we had approved additional expenditures of approximately $364.1 million on processing facility expansions, pipeline extensions and compressor station upgrades, of which approximately $166.2 million purchase commitments had been made. We expect to fund these projects through operating cash flows and borrowings under our existing revolving credit facility.

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

Available cash is initially distributed 98% to our common limited partners and 2.0% to our General Partner. These distribution percentages are modified to provide for incentive distributions to be paid to our General Partner if quarterly distributions to common limited partners exceed specified targets. Incentive distributions are generally defined as all cash distributions paid to our General Partner that are in excess of 2.0% of the aggregate amount of cash being distributed. Our General Partner, holder of all our incentive distribution rights, has agreed to allocate up to $3.75 million of its incentive distribution rights per quarter back to us after the General Partner receives the initial $7.0 million of incentive distribution rights per quarter. Incentive distributions of $4.8 million and $1.6 million were paid during the three months ended September 30, 2013 and 2012, respectively, and $10.1 million and $4.5 million were paid during the nine months ended September 30, 2013 and 2012, respectively.

Off Balance Sheet Arrangements

As of September 30, 2013, our off balance sheet arrangements include our letters of credit, issued under the provisions of our revolving credit facility, totaling $0.4 million. These are in place to support various performance obligations as required by (1) statutes within the regulatory jurisdictions where we operate, (2) surety and (3) counterparty support.

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

We have an equity distribution program with Citigroup, through which we may offer and sell common units having an aggregate value of up to $150.0 million. Such sales will be at market prices prevailing at the time of the sale. There will be no specific date on which the offering will end and there will be no minimum purchase requirements. During the three and nine months ended September 30, 2013, we issued 1,772,800 and 2,863,080 common units, respectively, under the equity distribution program for net proceeds of $63.7 million and $102.7 million, respectively, net of $1.3 million and $2.1 million, respectively, in commissions paid to Citigroup. We also received capital contributions from the General Partner of $1.3 million and $2.1 million during the three and nine months ended September 30, 2013, respectively, to maintain its 2.0% general partner interest in us. The net proceeds from the common unit offerings were utilized for general partnership purposes. As of September 30, 2013, we had $36.3 million remaining dollar capacity under the equity distribution program (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) – Note 5 – Common Units”).

Preferred Unit Offerings

On May 7, 2013 we completed the private placement of $400.0 million of our Class D Preferred Units to third party investors, at a negotiated price per unit of $29.75 for net proceeds of $397.7 million pursuant to the Class D Preferred Unit Purchase Agreement. The Class D Preferred Units were offered and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. We also received a capital contribution from the General Partner of $8.2 million to maintain its 2.0% general partner interest in us (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) – Note 5 – Class D Preferred Units”). We used the proceeds to fund a portion of the purchase price of the TEAK Acquisition (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) – Note 3 – Teak Midstream, LLC”). For the three and nine months ended September 30, 2013, we recorded costs related to preferred unit distributions of $9.1 million and $14.4 million, respectively, on our consolidated statements of operations. During the three and nine months ended September 30, 2013, we distributed 138,598 additional Class D Preferred Units to the holders of the Class D Preferred Units as a distribution for the quarter ended June 30, 2013.

Revolving Credit Facility

At September 30, 2013, we had a $600.0 million senior secured revolving credit facility with a syndicate of banks, which matures in May 2017. Borrowings under the revolving credit facility bear interest, at our option, at either (1) the higher of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) three-month LIBOR plus 1.0%, or (2) the LIBOR rate for the applicable period (each plus the applicable margin). The weighted average interest rate for borrowings on the revolving credit facility, at September 30, 2013, was 3.2%. Up to $50.0 million of the revolving credit facility may be utilized for letters of credit, of which $0.4 million was outstanding at September 30, 2013. These outstanding letter of credit amounts were not reflected as borrowings on our consolidated balance sheets.

On April 19, 2013, we entered into an amendment to our credit agreement, which among other changes, allowed the TEAK Acquisition to be a permitted investment and did not require the joint venture interests acquired in the TEAK Acquisition to be guarantors (see “–Recent Events”).

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

The events that constitute an event of default for our revolving credit facility include payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against us in excess of a specified amount, and a change of control of our General Partner. As of September 30, 2013, we were in compliance with all covenants under the revolving credit facility.

Senior Notes

At September 30, 2013, we had $500.0 million principal outstanding of 6.625% Senior Notes, $650.0 million principal outstanding of 5.875% Senior Notes, and $400.0 million principal outstanding of 4.75% Senior Notes (together with the 6.625% Senior Notes and 5.875% Senior Notes, the “Senior Notes”).

The 6.625% Senior Notes are presented combined with a net $4.7 million unamortized premium as of September 30, 2013. Interest on the 6.625% Senior Notes is payable semi-annually in arrears on April 1 and October 1. On October 16, 2013, we consummated an exchange offer for the 6.625% Senior Notes, and we incurred a 0.25% additional interest penalty from September 23, 2013 through consummation of the exchange offer (see “–Recent Events”). The 6.625% Senior Notes are redeemable at any time after October 1, 2016, at certain redemption prices, together with accrued and unpaid interest to the date of redemption (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) – Note 13-Senior Notes”).

On February 11, 2013, we issued $650.0 million of the 5.875% Senior Notes in a private transaction. The 5.875% Senior Notes were issued at par. We received net proceeds of $637.3 million after underwriting commissions and other transactions costs and utilized the proceeds to redeem the 8.75% Senior Notes and repay a portion of the outstanding indebtedness under the revolving credit agreement. Interest on the 5.875% Senior Notes is payable semi-annually in arrears on February 1 and August 1. The 5.875% Senior Notes are redeemable at any time after February 1, 2018, at certain redemption prices, together with accrued and unpaid interest to the date of redemption (See “Item 1. Notes to Consolidated Financial Statements (Unaudited) – Note 13 – Senior Notes”). We have filed a registration statement with the SEC relating to an exchange offer for the 5.875% Senior Notes.

On January 28, 2013, we commenced a cash tender offer for any and all of our outstanding 8.75% Senior Notes and a solicitation of consents to eliminate most of the restrictive covenants and certain of the events of default contained in the indenture 8.75% Senior Notes Indenture. Approximately $268.4 million aggregate principal amount of the 8.75% Senior Notes, were validly tendered as of the expiration date of the consent solicitation. In February 2013, we accepted for purchase all 8.75% Senior Notes validly tendered as of the expiration of the consent solicitation and paid $291.4 million to redeem the $268.4 million principal plus $11.2 million make-whole premium, $3.7 million accrued interest and $8.0 million consent payment. We entered into a supplemental indenture amending and supplementing the 8.75% Senior Notes Indenture. We also redeemed all of the 8.75% Senior Notes not purchased in connection with the tender offer.

On March 12, 2013, we paid $105.6 million to redeem the remaining $97.3 million outstanding 8.75% Senior Notes plus a $6.3 million make-whole premium and $2.0 million in accrued interest. We funded the redemption with a portion of the net proceeds from the issuance of the 5.875% Senior Notes.

On May 10, 2013, we issued $400.0 million of the 4.75% Senior Notes in a private placement transaction. The 4.75% Senior Notes were issued at par. We received net proceeds of $391.5 million after underwriting commissions and other transactions costs and utilized the proceeds repay a portion of the outstanding indebtedness under the revolving credit agreement as part of the TEAK Acquisition. Interest on the 4.75% Senior Notes is payable semi-annually in arrears on May 15 and November 15. The 4.75% Senior Notes are due on November 15, 2021 and are redeemable any time after March 15, 2016, at certain redemption prices, together with accrued and unpaid interest to the date of redemption (See “Item 1. Notes to Consolidated Financial Statements (Unaudited) – Note 13 – Senior Notes”). We have filed a registration statement with the SEC relating to an exchange offer for the 4.75% Senior Notes.

The Senior Notes are subject to repurchase by us at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if we do not reinvest the net proceeds within 360 days. The Senior Notes are junior in right of payment to our secured debt, including our obligations under the revolving credit facility.

Indentures governing the Senior Notes contain covenants, including limitations of our ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all our assets. We were in compliance with these covenants as of September 30, 2013

Critical Accounting Policies and Estimates

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Estimates and Assumptions

Derivative Instruments
Our derivative financial instruments are recorded at fair value in the consolidated balance sheets. Changes in fair value and settlements are reflected in our earnings in the consolidated statements of operations as gains and losses related to NGLs sales, interest expense and/or derivative loss, net. (See “Item 1. Notes to Consolidated Financial Statements (Unaudited) – Note 10” for further discussion)	When available, quoted market prices or prices obtained through external sources are used to determine a financial instrument’s fair value. The valuation of Level 2 financial instruments is based on quoted market prices for similar assets and liabilities in active markets and other inputs that are observable. However, for other financial instruments for which quoted market prices are not available, the fair value is based upon inputs that are largely unobservable. These instruments are classified as Level 3 under the fair value hierarchy. The fair value of these instruments are determined based on pricing models developed primarily from historical and expected correlations with quoted market prices. At September 30, 2013, approximately 24% of our net derivative assets are classified as Level 3 with the remainder classified as Level 2.	If the assumptions used in the pricing models for our financial instruments are inaccurate or if we had used an alternative valuation methodology, the estimated fair value may have been different, and we may be exposed to unrealized losses or gains that could be material. Of the $11.5 million and $31.0 million net derivative assets at September 30, 2013 and December 31, 2012, respectively, we had $2.7 million and $23.1 million net derivative assets at September 30, 2013 and December 31, 2012, respectively, that were classified as Level 3 fair value measurements, which rely on subjective forward developed price curves. Holding all other variables constant, a 10% change in the prices utilized in calculating the Level 3 fair value of derivatives at September 30, 2013 would have resulted in approximately a $14.3 million noncash change to net income for the nine months ended September 30, 2013.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Estimates and Assumptions

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

Recently Issued Accounting Standards

See “Item 1. Notes to Consolidated Financial Statements (Unaudited) – Note 2 – Recently Issued Accounting Standards” for information regarding recently issued accounting pronouncements.

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

We are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodic use of derivative instruments. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on September 30, 2013. Only the potential impact of hypothetical assumptions is analyzed. The analysis does not consider other possible effects that could impact our business.

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

Interest Rate Risk. At September 30, 2013, we had a $600.0 million senior secured revolving credit facility with $100.0 million in outstanding borrowings. Borrowings under the revolving credit facility bear interest, at our option, at either (1) the higher of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) three-month LIBOR plus 1.0%, or (2) the LIBOR rate for the applicable period (each plus the applicable margin). The weighted average interest rate for the revolving credit facility borrowings was 3.2% at September 30, 2013. Based upon the outstanding borrowings on the senior secured revolving credit facility and holding all other variables constant, a 100 basis-point, or 1%, change in interest rates would change our annual interest expense by approximately $1.0 million.

Commodity Price Risk. We are exposed to commodity prices as a result of being paid for certain services in the form of natural gas, NGLs and condensate rather than cash. For gathering services, we receive fees or commodities from the producers to bring the raw natural gas from the wellhead to the processing plant. For processing services, we either receive fees or commodities as payment for these services, based on the type of contractual agreement. We use a number of different derivative instruments in connection with our commodity price risk management activities. We enter into financial swap and option instruments to hedge our forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, NGLs and condensate are sold. Under swap agreements, we receive a fixed price and remit a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right to receive the difference between a fixed price and a floating price based on certain indices for the relevant contract period, if the floating price is lower than the fixed price. See “Item 1. Notes to Consolidated Financial Statements (Unaudited) – Note 10” for further discussion of our derivative instruments. Average estimated market prices for NGLs, natural gas and condensate, based upon twelve-month forward price curves as of October 15, 2013, were $0.97 per gallon, $3.79 per million BTU and $98.51 per barrel, respectively. A 10% change in these prices would change our forecasted net income for the twelve-month period ended September 30, 2014 by approximately $17.6 million.

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

Under the supervision of our General Partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, excluding the assets acquired through the TEAK Acquisition, which was completed on May 7, 2013 (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions”). Based upon that evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level. There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1	Securities Purchase Agreement dated November 30, 2012, by and among Cardinal Midstream, LLC, Cardinal Arkoma, Inc., Cardinal Arkoma Midstream, LLC, Cardinal Gas Treating LLC and Atlas Pipeline Mid-Continent Holdings, LLC. The schedules to the Securities Purchase Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request.(30)

2.2	Purchase and Sale agreement, dated as of April 16, 2013, among TEAK Midstream Holdings, LLC, TEAK Midstream, L.L.C. and Atlas Pipeline Mid-Continent Holdings, LLC. The schedules to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request(33)

3.1(a)	Certificate of Limited Partnership(1)

3.1(b)	Amendment to Certificate of Limited Partnership(12)

3.2(a)	Second Amended and Restated Agreement of Limited Partnership(2)

3.2(b)	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership(3)

3.2(c)	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership(4)

3.2(d)	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership(5)

3.2(e)	Amendment No. 4 to Second Amended and Restated Agreement of Limited Partnership(6)

3.2(f)	Amendment No. 5 to Second Amended and Restated Agreement of Limited Partnership(8)

3.2(g)	Amendment No. 6 to Second Amended and Restated Agreement of Limited Partnership(9)

3.2(h)	Amendment No. 7 to Second Amended and Restated Agreement of Limited Partnership(14)

3.2(i)	Amendment No. 8 to Second Amended and Restated Agreement of Limited Partnership(15)

3.2(j)	Amendment No. 9 to Second Amended and Restated Agreement of Limited Partnership(12)

3.2(k)	Amendment No. 10 to Second Amended and Restated Agreement of Limited Partnership(36)

4.1	Common unit certificate (attached as Exhibit A to the Second Amended and Restated Agreement of Limited Partnership)(2)

4.2	8 3/4% Senior Notes Indenture dated June 27, 2008(7)

4.3(a)	6 5/8% Senior Notes Indenture dated September 28, 2012(26)

4.3(b)	Supplemental Indenture dated as of December 20, 2012(32)

4.4(a)	5 7/8% Senior Notes Indenture dated as of February 11, 2013(10)

4.4(b)	Supplemental Indenture dated as of February 11, 2013(10)

4.5	4 3/4% Senior Notes Indenture dated May 10, 2013(37)

4.6	Certificate of Designation of Class D Convertible Preferred Units(36)

4.7	Registration Rights Agreement, dated May 16, 2012, between Atlas Pipeline Partners, L.P., Wells Fargo Bank, National Association and the lenders named in the Credit Agreement dated May 16, 2012 by and among Atlas Energy, L.P. and the lenders named therein(25)

10.1(a)	Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Operating Partnership, L.P.(1)

10.1(b)	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Operating Partnership, L.P.(14)

10.1(c)	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Operating Partnership, L.P.(12)

10.2(a)	Amended and Restated Limited Liability Company Agreement of Atlas Pipeline Partners GP, LLC.(19)

10.2(b)	Second Amended and Restated Limited Liability Company Agreement of Atlas Pipeline Partners GP, LLC. (38)

10.3(a)	Amended and Restated Credit Agreement dated July 27, 2007, amended and restated as of December 22, 2010, by and among Atlas Pipeline Partners, L.P., Wells Fargo Bank, National Association and the several guarantors and lenders hereto(16)

10.3(b)	Amendment No. 1 to the Amended and Restated Credit Agreement dated as of April 19, 2011(22)

Exhibit No.	Description

10.3(c)	Incremental Joinder Agreement to the Amended and Restated Credit Agreement dated as of July 8, 2011(23)

10.3(d)	Amendment No. 2 to the Amended and Restated Credit Agreement dated as of May 31, 2012(27)

10.3(e)	Amendment No. 3 to the Amended and Restated Credit Agreement(31)

10.3(f)	Amendment No. 4 to the Amended and Restated Credit Agreement(34)

10.4	Long-Term Incentive Plan(35)

10.5	Amended and Restated 2010 Long-Term Incentive Plan(22)

10.6	Form of Grant of Phantom Units in Exchange for Bonus Units(17)

10.7	Form of 2010 Long-Term Incentive Plan Phantom Unit Grant Letter(18)

10.8	Form of 2004 Long-Term Incentive Plan Phantom Unit Grant Letter(28)

10.9	Form of Grant of Phantom Units to Non-Employee Managers(11)

10.10	Letter Agreement, by and between Atlas Pipeline Partners, L.P. and Atlas Pipeline Holdings, L.P., dated November 8, 2010(13)

10.11	Non-Competition and Non-Solicitation Agreement, by and between Chevron Corporation and Edward E. Cohen, dated as of November 8, 2010(20)

10.12	Non-Competition and Non-Solicitation Agreement, by and between Chevron Corporation and Jonathan Z. Cohen, dated as of November 8, 2010(20)

10.13	Employment Agreement between Atlas Energy, L.P. and Edward E. Cohen dated as of May 13, 2011(24)

10.14	Employment Agreement between Atlas Energy, L.P. and Jonathan Z. Cohen dated as of May 13, 2011(24)

10.15	Employment Agreement between Atlas Energy, L.P. and Eugene N. Dubay dated as of November 4, 2011(21)

10.16	Employment Agreement between Atlas Energy, L.P., Atlas Pipeline Partners, L.P. and Patrick J. McDonie dated as of July 3, 2012(25)

10.17	Equity Distribution Agreement dated November 5, 2012, by and between Atlas Pipeline Partners, L.P. and Citigroup Global Markets Inc.(29)

10.18	Class D preferred Unit Purchase Agreement, dated as of April 17, 2013, among Atlas Pipeline Partners, L.P. and the various purchasers party thereto(33)

10.19	Registration Rights Agreement, dated February 11, 2013, by and among Atlas Pipeline Partners, L.P., Atlas Pipeline Finance Corporation, the subsidiaries named therein, and the initial purchasers listed therein(10)

10.20	Purchase Agreement dated January 28, 2013 by and among Atlas Pipeline Partners, L.P., Atlas Pipeline Finance Corporation, the subsidiaries listed therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the several initial purchasers(26)

10.21	Registration Rights Agreement, dated May 7, 2013 by and among Atlas Pipeline Partners, L.P. and the purchasers named therein(36)

10.22	Registration Rights Agreement, dated May 10, 2013, by and among Atlas Pipeline Partners, L.P., Atlas Pipeline Finance Corporation, the guarantors named therein, and Citigroup Global Markets Inc. for itself and on behalf of the initial purchasers(37)

10.23	Purchase Agreement dated May 7, 2013 among Atlas Pipeline Partners, L.P., Atlas Pipeline Finance Corporation, and Citigroup Global Markets Inc. as representatives of the several initial purchasers(37)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document(38)

101.SCH	XBRL Schema Document(38)

101.CAL	XBRL Calculation Linkbase Document(38)

101.LAB	XBRL Label Linkbase Document(38)

101.PRE	XBRL Presentation Linkbase Document(38)

101.DEF	XBRL Definition Linkbase Document(38)

(1)	Filed previously as an exhibit to registration statement on Form S-1 (Registration No. 333-85193).
(2)	Previously filed as an exhibit to registration statement on Form S-3 on April 2, 2004.
(3)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended June 30, 2007.

(4)	Previously filed as an exhibit to current report on Form 8-K on July 30, 2007.
(5)	Previously filed as an exhibit to current report on Form 8-K on January 8, 2008.
(6)	Previously filed as an exhibit to current report on Form 8-K on June 16, 2008.
(7)	Previously filed as an exhibit to current report on Form 8-K on June 27, 2008.
(8)	Previously filed as an exhibit to current report on Form 8-K on January 6, 2009.
(9)	Previously filed as an exhibit to current report on Form 8-K on April 3, 2009.
(10)	Previously filed as an exhibit to current report on Form 8-K filed on February 12, 2013.
(11)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended September 30, 2010.
(12)	Previously filed as an exhibit to current report on Form 8-K on December 13, 2011.
(13)	Previously filed as an exhibit to current report on Form 8-K on November 12, 2010.
(14)	Previously filed as an exhibit to current report on Form 8-K on April 2, 2010.
(15)	Previously filed as an exhibit to current report on Form 8-K on July 7, 2010.
(16)	Previously filed as an exhibit to current report on Form 8-K on December 23, 2010.
(17)	Previously filed as an exhibit to current report on Form 8-K filed on June 17, 2010.
(18)	Previously filed as an exhibit to current report on Form 8-K filed on June 23, 2010.
(19)	Previously filed as an exhibit to annual report on Form 10-K filed for the year ended December 31, 2011.
(20)	Previously filed as an exhibit to Atlas Energy, Inc.’s current report on Form 8-K filed on November 12, 2010.
(21)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended September 30, 2011.
(22)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(23)	Previously filed as an exhibit to current report on Form 8-K filed on July 11, 2011.
(24)	Previously filed as an exhibit to Atlas Energy, L.P.’s quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(25)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended June 30, 2012.
(26)	Previously filed as an exhibit to current report on Form 8-K filed on January 30, 2013.
(27)	Previously filed as an exhibit to current report on Form 8-K filed on May 31, 2012.
(28)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended September 30, 2012.
(29)	Previously filed as an exhibit to current report on Form 8-K filed on November 6, 2012.
(30)	Previously filed as an exhibit to current report on Form 8-K filed on December 4, 2012.
(31)	Previously filed as an exhibit to current report on Form 8-K filed on December 13, 2012.
(32)	Previously filed as an exhibit to current report on Form 8-K filed on December 26, 2012.
(33)	Previously filed as an exhibit to current report on Form 8-K filed on April 17, 2013.
(34)	Previously filed as an exhibit to current report on Form 8-K filed on April 23, 2013.
(35)	Previously filed as an exhibit to annual report on Form 10-K filed for the year ended December 31, 2009.
(36)	Previously filed as an exhibit to current report on Form 8-K filed on May 8, 2013.
(37)	Previously filed as an exhibit to current report on Form 8-K filed on May 13, 2013.
(38)	Previously filed as an exhibit to current report on Form 8-K filed on October 29, 2013.
(39)	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS PIPELINE PARTNERS, L.P.
	By:	Atlas Pipeline Partners GP, LLC,
its General Partner

Date: November 7, 2013	By:	/s/ EUGENE N. DUBAY
Eugene N. Dubay
Chief Executive Officer, President and Managing Board Member of the General Partner

Date: November 7, 2013	By:	/s/ ROBERT W. KARLOVICH, III
Robert W. Karlovich, III
Chief Financial Officer and Chief Accounting Officer of the General Partner