Form 10-Q
period 2014-09-30
ATLAS PIPELINE PARTNERS LP
filed 2014-11-07
CIK 1092914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of common units of the registrant outstanding on November 4, 2014 was 84,499,824.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$6,736	$4,914
Accounts receivable	253,830	219,297
Current portion of derivative assets	8,017	174
Prepaid expenses and other	24,428	17,393
Total current assets	293,011	241,778
Property, plant and equipment, net	3,132,810	2,724,192
Goodwill	365,763	368,572
Intangible assets, net	614,817	696,271
Equity method investment in joint ventures	180,602	248,301
Long-term portion of derivative assets	6,138	2,270
Other assets, net	45,271	46,461

Total assets	$4,638,412	$4,327,845

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$274	$524
Accounts payable – affiliates	5,473	2,912
Accounts payable	101,659	79,051
Accrued liabilities	68,653	47,449
Accrued interest payable	13,604	26,737
Current portion of derivative liabilities	—	11,244
Accrued producer liabilities	188,994	152,309

Total current liabilities	378,657	320,226
Long-term portion of derivative liabilities	—	320
Long-term debt, less current portion	1,754,093	1,706,786
Deferred income taxes, net	31,771	33,290
Other long-term liabilities	6,960	7,318
Commitments and contingencies
Equity:
Class D convertible preferred limited partners’ interests	516,416	450,749
Class E preferred limited partners’ interests	121,852	—
Common limited partners’ interests	1,704,949	1,703,778
General Partner’s interest	47,451	46,118

Total partners’ capital	2,390,668	2,200,645
Non-controlling interest	76,263	59,260

Total equity	2,466,931	2,259,905

Total liabilities and equity	$4,638,412	$4,327,845

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Natural gas and liquids sales	$673,888	$535,719	$2,004,567	$1,410,797
Transportation, processing and other fees – third parties	49,513	43,651	142,847	116,534
Transportation, processing and other fees – affiliates	65	74	211	222
Derivative gain (loss), net	24,155	(24,517)	9,117	(9,493)
Other income, net	13,561	2,943	18,400	8,661

Total revenues	761,182	557,870	2,175,142	1,526,721

Costs and expenses:
Natural gas and liquids cost of sales	586,448	463,564	1,742,801	1,213,320
Operating expenses	29,837	24,806	81,948	71,435
General and administrative	16,824	16,637	50,680	40,481
Compensation reimbursement – affiliates	1,250	1,250	3,750	3,750
Other expenses	(1)	685	16	19,585
Depreciation and amortization	50,173	51,080	148,632	127,921
Interest	22,553	24,347	69,275	65,614

Total costs and expenses	707,084	582,369	2,097,102	1,542,106

Equity loss in joint ventures	(4,711)	(1,882)	(10,464)	(314)
Gain (loss) on asset dispositions	(636)	—	47,829	(1,519)
Loss on early extinguishment of debt	—	—	—	(26,601)

Income (loss) before tax	48,751	(26,381)	115,405	(43,819)
Income tax benefit	(623)	(817)	(1,519)	(854)

Net income (loss)	49,374	(25,564)	116,924	(42,965)
Income attributable to non-controlling interests	(4,029)	(1,514)	(10,456)	(4,693)
Preferred unit imputed dividend effect	(11,378)	(11,378)	(34,134)	(18,107)
Preferred unit dividends in kind	(11,408)	(9,072)	(31,533)	(14,413)
Preferred unit dividends	(2,609)	—	(5,624)	—

Net income (loss) attributable to common limited partners and the General Partner	$19,950	$(47,528)	$35,177	$(80,178)

Allocation of net income (loss) attributable to:
Common limited partner interest	$12,822	$(51,376)	$17,118	$(90,990)
General Partner interest	7,128	3,848	18,059	10,812

	$19,950	$(47,528)	$35,177	$(80,178)

Net income (loss) attributable to common limited partners per unit:
Basic	$0.13	$(0.66)	$0.18	$(1.25)

Weighted average common limited partner units (basic)	82,892	78,398	81,497	72,512

Diluted	$0.13	$(0.66)	$0.18	$(1.25)

Weighted average common limited partner units (diluted)	99,368	78,398	97,465	72,512

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(in thousands, except unit data)

(Unaudited)

	Class D Preferred Limited Partner Units	Class E Preferred Limited Partner Units	Common Limited Partner Units	Class D Preferred Limited Partners	Class E Preferred Limited Partners	Common Limited Partners	General Partner	Non- controlling Interest	Total
Balance at December 31, 2013	13,823,869	—	80,585,148	$450,749	$—	$1,703,778	$46,118	$59,260	$2,259,905
Issuance of units and General Partner capital contributions	—	5,060,000	3,558,005	—	122,258	121,599	2,523	—	246,380
Equity compensation under incentive plans	—	—	405,018	—	—	19,076	—	—	19,076
Purchase and retirement of treasury units	—	—	(52,741)	—	—	(1,733)	—	—	(1,733)
Distributions paid in kind units	875,207	—	—	—	—	—	—	—	—
Distributions paid	—	—	—	—	(3,421)	(154,889)	(19,249)	—	(177,559)
Distributions payable	—	—	—	—	(2,609)	—	—	—	(2,609)
Contributions from non-controlling interests	—	—	—	—	—	—	—	10,680	10,680
Distributions to non-controlling interests	—	—	—	—	—	—	—	(4,133)	(4,133)
Net income	—	—	—	65,667	5,624	17,118	18,059	10,456	116,924

Balance at September 30, 2014	14,699,076	5,060,000	84,495,430	$516,416	$121,852	$1,704,949	$47,451	$76,263	$2,466,931

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$116,924	$(42,965)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	148,632	127,921
Equity loss in joint ventures	10,464	314
Distributions received from equity method joint ventures	5,264	5,400
Non-cash compensation expense	19,258	13,818
Amortization of deferred finance costs	5,502	5,119
Loss on early extinguishment of debt	—	26,601
Loss (gain) on asset dispositions	(47,829)	1,519
Income tax benefit	(1,519)	(854)
Change in operating assets and liabilities:
Accounts receivable, prepaid expenses and other	(42,643)	(88,225)
Accounts payable and accrued liabilities	40,822	83,841
Accounts payable and accounts receivable – affiliates	2,561	(895)
Derivative accounts payable and receivable	(23,275)	19,527

Net cash provided by operating activities	234,161	151,121

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(473,147)	(327,861)
Cash paid for business combinations, net of cash received	—	(1,000,785)
Net proceeds from asset disposition	130,966	—
Capital contributions to joint ventures	(7,908)	(9,813)
Other	—	310

Net cash used in investing activities	$(350,089)	$(1,338,149)

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	$838,500	$979,000
Repayments under credit facility	(790,500)	(1,172,000)
Net proceeds from issuance of long term debt	—	1,028,369
Repayment of long-term debt	—	(365,822)
Payment of premium on retirement of debt	—	(25,581)
Payment of deferred financing costs	(2,942)	(917)
Payment for acquisition-based contingent consideration	—	(6,000)
Principal payments on capital lease	(436)	(10,577)
Net proceeds from issuance of common and preferred limited partner units	243,857	888,887
Purchase and retirement of treasury units	(1,733)	—
General Partner capital contributions	2,523	18,614
Contributions from non-controlling interest holders	10,680	8,277
Distributions to non-controlling interest holders	(4,133)	(1,432)
Distributions paid to common limited partners, preferred limited partners and the General Partner	(177,559)	(146,132)
Other	(507)	(617)

Net cash provided by financing activities	117,750	1,194,069

Net change in cash and cash equivalents	1,822	7,041
Cash and cash equivalents, beginning of period	4,914	3,398

Cash and cash equivalents, end of period	$6,736	$10,439

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Atlas Pipeline Partners, L.P. (the “Partnership”) is a publicly-traded (NYSE: APL) Delaware limited partnership engaged in the gathering, processing and treating of natural gas in the mid-continent and southwestern regions of the United States and natural gas gathering services in the Appalachian Basin in the northeastern region of the United States. The Partnership’s operations are conducted through subsidiary entities whose equity interests are owned by Atlas Pipeline Operating Partnership, L.P. (the “Operating Partnership”), a majority-owned subsidiary of the Partnership. At September 30, 2014, Atlas Pipeline Partners GP, LLC (the “General Partner”) owned a combined 2.0% general partner interest in the consolidated operations of the Partnership, through which it manages and effectively controls both the Partnership and the Operating Partnership. The General Partner is a wholly-owned subsidiary of Atlas Energy, L.P. (“ATLS”), a publicly-traded limited partnership (NYSE: ATLS). The remaining 98.0% ownership interest in the consolidated operations of the Partnership consists of limited partner interests. At September 30, 2014, the Partnership had 84,495,430 common units outstanding, including 1,641,026 common units held by the General Partner and 4,113,227 common units held by ATLS; 14,699,076 Class D convertible preferred units (“Class D Preferred Units”) outstanding (see Note 5); and 5,060,000 8.25% Class E cumulative redeemable perpetual preferred units (“Class E Preferred Units”) outstanding (see Note 5).

The accompanying consolidated financial statements, which are unaudited, except the balance sheet dated December 31, 2013, which is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim reporting. The accompanying consolidated financial statements and notes thereto do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. The results of operations for the nine month period ended September 30, 2014 may not necessarily be indicative of the results of operations for the full year ending December 31, 2014.

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

Principles of Consolidation and Non-Controlling Interest

The consolidated financial statements include the accounts of the Partnership, the Operating Partnership, a Variable Interest Entity (“VIE”) of which the Partnership is the primary beneficiary, and the Operating Partnership’s wholly-owned and majority-owned subsidiaries. The General Partner’s interest in the Operating Partnership is reported as part of its overall 2.0% general partner interest in the Partnership. All material intercompany transactions have been eliminated.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under GAAP, have not been recognized in the calculation of net income (loss). These changes, other than net income (loss), are referred to as “other comprehensive income (loss).” The Partnership does not have any type of transaction that would be included within other comprehensive income (loss), thus comprehensive income (loss) is equal to net income (loss).

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

Class E Preferred Units do not participate in distributions with the common limited partner units according to a predetermined formula, but rather receive distributions based upon a set percentage rate (see Note 5), thus they are not considered participating securities. However, income available to common limited partners is reduced by the distributions accumulated for the period on the Class E Preferred Units, whether declared or not, since the distributions on Class E Preferred Units are cumulative.

The following is a reconciliation of net income (loss) allocated to the General Partner and common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$49,374	$(25,564)	$116,924	$(42,965)
Income attributable to non-controlling interests	(4,029)	(1,514)	(10,456)	(4,693)
Preferred unit imputed dividend effect	(11,378)	(11,378)	(34,134)	(18,107)
Preferred unit dividends in kind	(11,408)	(9,072)	(31,533)	(14,413)
Preferred unit dividends	(2,609)	—	(5,624)	—

Net income (loss) attributable to common limited partners and the General Partner	19,950	(47,528)	35,177	(80,178)

General Partner’s cash incentive distributions	6,865	4,901	17,708	12,678
General Partner’s ownership interest	263	(1,053)	351	(1,866)

Net income attributable to the General Partner’s ownership interests	7,128	3,848	18,059	10,812

Net income (loss) attributable to common limited partners	12,822	(51,376)	17,118	(90,990)
Net income attributable to participating securities – phantom units(1)	248	—	300	—
Net income attributable to participating securities – Class D Preferred Units(2)	1,907	—	2,542	—

Net income attributable to participating securities	2,155	—	2,842	—

Net income (loss) utilized in the calculation of net income (loss) attributable to common limited partners per unit	$10,667	$(51,376)	$14,276	$(90,990)

(1)	Net income attributable to common limited partners’ ownership interest is allocated to the phantom units on a pro-rata basis (weighted average phantom units outstanding as a percentage of the sum of the weighted average phantom units and common limited partner units outstanding). For the three and nine months ended September 30, 2013, net loss attributable to common limited partners’ ownership interest is not allocated to approximately 1,455,000 and 1,160,000 weighted average phantom units, respectively, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity.
(2)	Net income attributable to common limited partners’ ownership interest is allocated to the Class D Preferred Units on a pro-rata basis (weighted average Class D Preferred Units outstanding, plus a contractual yield premium of 1.5%, as a percentage of the sum of the weighted average Class D Preferred Units and common limited partner units outstanding). For the three and nine months ended September 30, 2013, net loss attributable to common limited partners’ ownership interest is not allocated to approximately 13,518,000 and 7,560,000 weighted average Class D Preferred Units, respectively, because the contractual terms of the Class D Preferred Units as participating securities do not require the holders to share in the losses of the entity.

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

The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average number of common limited partner units – basic	82,892	78,398	81,497	72,512
Add effect of dilutive securities – phantom units(1)	1,918	—	1,706	—
Add effect of convertible preferred limited partner units(2)	14,558	—	14,262	—

Weighted average common limited partner units – diluted	99,368	78,398	97,465	72,512

(1)	For the three and nine months ended September 30, 2013, approximately 1,455,000 and 1,160,000 weighted average phantom units, respectively, were excluded from the computation of diluted net income (loss) attributable to common limited partners per unit, because the inclusion of such phantom units would have been anti-dilutive.
(2)	For the three and nine months ended September 30, 2013, approximately 13,518,000 and 7,560,000 weighted average Class D Preferred Units, respectively, were excluded from the computation of diluted net income (loss) attributable to common limited partners as the impact of the conversion would have been anti-dilutive.

Revenue Recognition

The Partnership accrues unbilled revenue and the related purchase costs due to timing differences between the delivery of natural gas, NGLs, and condensate and the receipt of a delivery statement. This revenue is recorded based upon volumetric data from the Partnership’s records and management estimates of the related gathering and compression fees and applicable product prices. The Partnership had unbilled revenues at September 30, 2014 and December 31, 2013 of $181.3 million and $134.9 million, respectively, which are included in accounts receivable within its consolidated balance sheets.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist principally of temporary investments of cash in short-term money market instruments. Checks outstanding at the end of a period that exceed available cash balances held at the bank are considered to be book overdrafts and are reclassified to accounts payable. At September 30, 2014 and December 31, 2013, the Partnership reclassified the balances related to book overdrafts of $11.1 million and $28.8 million, respectively, from cash and cash equivalents to accounts payable on the Partnership’s consolidated balance sheets.

Recently Adopted Accounting Standards

In July 2013, the FASB issued Accounting Standard Update (“ASU”) 2013-11, “Income Taxes (Topic 740) –Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which, among other changes, requires an entity to present an unrecognized tax benefit as a liability and not net with deferred tax assets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes under the tax law of the applicable jurisdiction that would result from the disallowance of a tax position or when the tax law of the applicable tax jurisdiction does not require, and the entity does not intend to, use the deferred tax asset for such purpose. These requirements are effective for interim and annual reporting periods beginning after December 15, 2013. These amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Partnership applied these requirements upon the adoption of ASU 2013-11 on January 1, 2014. The application had no material impact on the Partnership’s financial position or results of operations.

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

The amendments in ASU 2014-09 are effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. An entity should apply the amendments in this ASU using one of the following methods: (1) retrospectively to each prior reporting period presented, or (2) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application.

These requirements will be applied upon the application of ASU 2014-09 on January 1, 2017. The Partnership is currently in the process of evaluating which method to use for application of ASU 2014-09 and is still determining the impacts of ASU 2014-09 on its financial position, results of operations and disclosures.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Partnership plans on applying the new standard for the annual period ending December 31, 2016. The Partnership does not expect the new standard to have an impact on its disclosures.

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

NOTE 4 – EQUITY METHOD INVESTMENTS

West Texas LPG Pipeline Limited Partnership

On May 14, 2014, the Partnership completed the sale of two indirect subsidiaries, which held an aggregate 20% interest in West Texas LPG Pipeline Limited Partnership (“WTLPG”), to a subsidiary of Martin Midstream Partners LP (NYSE: MMLP). The Partnership received $131.0 million in proceeds, net of selling costs and final working capital adjustments, which were used to pay down the Partnership’s revolving credit facility (see Note 13). As a result of the sale, the Partnership recorded a $0.6 million loss and a $47.8 million gain on asset dispositions on its consolidated statements of operations for the three and nine months ended September 30, 2014, respectively.

WTLPG owns a common-carrier pipeline system that transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. WTLPG is operated by Chevron Pipeline Company, an affiliate of Chevron Corporation, a Delaware corporation (NYSE: CVX), which owns the remaining 80% interest. Prior to the sale of WTLPG, the Partnership accounted for its subsidiaries’ ownership interest in WTLPG under the equity method of accounting, with recognition of income of WTLPG as equity income in joint ventures on its consolidated statements of operations.

T2 Joint Ventures

On May 7, 2013, the Partnership acquired a 75% interest in T2 LaSalle, a 50% interest in T2 Eagle Ford and a 50% interest in T2 EF Co-Gen as part of the TEAK Acquisition (see Note 3). The T2 Joint Ventures are operated by a subsidiary of Southcross Holdings, L.P. (“Southcross”), the investor owning the remaining interests. The T2 Joint Ventures were formed to provide services for the benefit of the joint interest owners. The T2 Joint Ventures have capacity lease agreements with the joint interest owners, which cover the costs of operations of the T2 Joint Ventures. The Partnership accounts for its investments in the joint ventures under the equity method of accounting.

The Partnership evaluated whether the T2 Joint Ventures should be subject to consolidation. The T2 Joint Ventures do meet the qualifications of a VIE, but the Partnership does not meet the qualifications as the primary beneficiary. Even though the Partnership owns a 50% or greater interest in the T2 Joint Ventures, the Partnership does not have controlling financial interests in these entities. Since the Partnership shares equal management rights with Southcross, and Southcross is the operator of the T2 Joint Ventures, the Partnership determined that it is not the primary beneficiary of the VIEs and should not consolidate the T2 Joint Ventures. The Partnership accounts for its investment in the T2 Joint Ventures under the equity method, since the Partnership does not have a controlling financial interest, but does have a significant influence. The Partnership’s maximum exposure to loss as a result of its involvement with the VIEs includes its equity investment, any additional capital contribution commitments and the Partnership’s share of any approved operating expenses incurred by the VIEs.

The following table presents the value of the Partnership’s equity method investments in joint ventures as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
WTLPG	$—	$85,790
T2 LaSalle	56,449	50,534
T2 Eagle Ford	110,845	97,437
T2 EF Co-Gen	13,308	14,540

Equity method investment in joint ventures	$180,602	$248,301

The following table presents the Partnership’s equity loss in joint ventures for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
WTLPG	$—	$1,389	$2,611	$5,116
T2 LaSalle	(1,246)	(1,263)	(3,724)	(2,162)
T2 Eagle Ford	(2,611)	(1,120)	(7,349)	(2,198)
T2 EF Co-Gen	(854)	(888)	(2,002)	(1,070)

Equity loss in joint ventures	$(4,711)	$(1,882)	$(10,464)	$(314)

NOTE 5 – EQUITY

Common Units

On May 12, 2014, the Partnership entered into an Equity Distribution Agreement (the “2014 EDA”) with Citigroup Global Markets Inc. (“Citigroup”), Wells Fargo Securities, LLC and MLV & Co. LLC, as sales agents. Pursuant to the 2014 EDA, the Partnership may offer and sell from time to time through its sales agents, common units having an aggregate value up to $250.0 million. Sales are at market prices prevailing at the time of the sale.

In November 2012, the Partnership entered into an Equity Distribution Agreement (the “2012 EDA” and together, with the 2014 EDA, the “EDAs”) with Citigroup. Pursuant to this program, the Partnership offered and sold through Citigroup, as its sales agent, common units for $150.0 million. The Partnership used the full capacity under the 2012 EDA during the year ended 2013.

During the three months ended September 30, 2014 and 2013, the Partnership issued 2,095,818 and 1,772,800 common units, respectively, under the EDAs for net proceeds of $74.2 million and $63.7 million, respectively, net of $0.8 million and $1.3 million, respectively, in commissions paid to the sales agents. During the nine months ended September 30, 2014 and 2013, the Partnership issued 3,558,005 and 2,863,080 common units, respectively, under the EDAs for net proceeds of $121.6 million and $102.7 million, respectively, net of $1.2 million and $2.1 million, respectively, in commissions paid to the sales agents. The Partnership also received capital contributions from the General Partner of $1.5 million and $1.3 million, respectively, during the three months ended September 30, 2014 and 2013, and $2.5 million and $2.1 million, respectively, during the nine months ended September 30, 2014 and 2013, to maintain its 2.0% general partner interest in the Partnership. The net proceeds from the common unit offerings and General Partner contributions were utilized for general partnership purposes.

Cash Distributions

The Partnership is required to distribute, within 45 days after the end of each quarter, all its available cash (as defined in its partnership agreement) for that quarter to its common unitholders (subject to the rights of any other class or series of the Partnership’s securities with the right to share in the Partnership’s cash distributions) and to the General Partner. If common unit distributions in any quarter exceed specified target levels, the General Partner will receive between 15% and 50% of such distributions in excess of the specified target levels, including the General Partner’s 2.0% interest. The General Partner, which holds all the incentive distribution rights in the Partnership, has agreed to allocate up to $3.75 million of its incentive distribution rights per quarter back to the Partnership after the General Partner receives an initial $7.0 million per quarter pursuant to its incentive distribution rights.

Common unit and General Partner distributions declared by the Partnership for quarters ending from March 31, 2013 through June 30, 2014 were as follows:

For Quarter Ended	Date Cash Distribution Paid	Cash Distribution Per Common Limited Partner Unit	Total Cash Distribution to Common Limited Partners (in thousands)	Total Cash Distribution to the General Partner (in thousands)
March 31, 2013	May 15, 2013	$0.59	$45,382	$3,980
June 30, 2013	August 14, 2013	0.62	48,165	5,875
September 30, 2013	November 14, 2013	0.62	49,298	6,013
December 31, 2013	February 14, 2014	0.62	49,969	6,095
March 31, 2014	May 15, 2014	0.62	49,998	6,099
June 30, 2014	August 14, 2014	0.63	51,781	7,055

On October 28, 2014, the Partnership declared a cash distribution of $0.64 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2014. The $62.2 million distribution, including $8.1 million to the General Partner for its general partner interest and incentive distribution rights, will be paid on November 14, 2014 to unitholders of record at the close of business on November 10, 2014.

Class D Preferred Units

The Partnership’s Class D Preferred Units are presented combined with a net $27.4 million unaccreted beneficial conversion discount on the Partnership’s consolidated balance sheets as of September 30, 2014. The Partnership recorded $11.4 million in each of the three months ended September 30, 2014 and 2013, and $34.1 million and $18.1 million for the nine months ended September 30, 2014 and 2013, respectively, within preferred unit imputed dividend effect on the Partnership’s consolidated statements of operations to recognize the accretion of the beneficial conversion discount.

The Class D Preferred Units received distributions of additional Class D Preferred Units for the first four full quarterly periods following their issuance in May 2013, and, thereafter, will continue to receive distributions in Class D Preferred Units, cash or a combination of Class D Preferred Units and cash, at the discretion of the General Partner. The Partnership recorded Class D Preferred Unit distributions in kind of $11.4 million and $9.1 million for the three months ended September 30, 2014 and 2013, respectively, and $31.5 million and $14.4 million for the nine months ended September 30, 2014 and 2013, respectively, as preferred unit dividends in kind on the Partnership’s consolidated statements of operations. The Partnership distributed 294,439 and 138,598 Class D Preferred Units during the three months ended September 30, 2014 and 2013, respectively, and 875,207 and 138,598 Class D Preferred Units during the nine months ended September 30, 2014 and 2013, respectively, to the holders of the Class D Preferred Units. The Partnership considers preferred unit distributions paid in kind to be a non-cash financing activity.

On October 28, 2014, the Partnership declared a cash distribution of $0.64 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2014. In addition, distributions for the Class D Preferred Units will be paid in kind for the quarter ended September 30, 2014. Accordingly, on November 14, 2014, the Partnership will issue approximately 321,000 Class D Preferred Units as a preferred unit distribution in kind for the quarter ended September 30, 2014 to the preferred unitholders of record at the close of business on November 10, 2014.

Class E Preferred Units

On March 17, 2014, the Partnership issued 5,060,000 of its Class E Preferred Units to the public at an offering price of $25.00 per Class E Preferred Unit. The Partnership received $122.3 million in net proceeds. The proceeds were used to pay down the Partnership’s revolving credit facility.

The Partnership will make cumulative cash distributions on the Class E Preferred Units from the date of original issue. The cash distributions are payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year, when, and if, declared by the board of directors. The initial distribution on the Class E Preferred Units was paid on July 15, 2014 in an amount equal to $0.67604 per unit, or approximately $3.4 million, representing the distribution for the period March 17, 2014 through July 14, 2014. Going forward, the Partnership will pay cumulative distributions in cash on the Class E Preferred Units on a quarterly basis at a rate of $0.515625 per unit, or 8.25% per year. On October 15, 2014, the Partnership paid a cash distribution of $2.6 million on its outstanding Class E Preferred Units, representing the cash distribution for the period from July 15, 2014 through October 14, 2014. For the three and nine months ended September 30, 2014, the Partnership allocated net income of $2.6 million and $5.6 million, respectively, to the Class E Preferred Units for the dividends earned during the period, which was recorded as preferred unit dividends on its consolidated statements of operations.

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

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment, including leased property and equipment meeting capital lease criteria (see Note 13) (in thousands):

	September 30, 2014	December 31, 2013	Estimated Useful Lives in Years
Pipelines, processing and compression facilities	$3,377,946	$2,885,303	2 – 40
Rights of way	205,914	203,136	40
Buildings	10,447	10,291	40
Furniture and equipment	13,884	13,800	3 – 7
Other	15,165	15,805	3 – 10

	3,623,356	3,128,335
Less – accumulated depreciation	(490,546)	(404,143)

	$3,132,810	$2,724,192

The Partnership recorded depreciation expense on property, plant and equipment, including capital lease arrangements (see Note 13), of $30.9 million and $27.2 million for the three months ended September 30, 2014 and 2013, respectively, and $87.2 million and $73.7 million for the nine months ended September 30, 2014 and 2013, respectively, on its consolidated statements of operations.

The Partnership capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average interest rate used to capitalize interest on borrowed funds was 5.6% and 5.7% for the three months ended September 30, 2014 and 2013, respectively, and 5.6% and 5.9% for the nine months ended September 30, 2014 and 2013, respectively. The amount of interest capitalized was $3.8 million and $1.5 million for the three months ended September 30, 2014 and 2013, respectively, and $9.9 million and $5.3 million for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill is the cost of an acquisition less the fair value of the net identifiable assets of the acquired business. Impairment testing for goodwill is done at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). The Partnership evaluates goodwill for impairment annually, on December 31, for all reporting units, except SouthTX, which is evaluated on April 30. The Partnership tested the SouthTX reporting unit goodwill for impairment as of April 30, 2014. The results indicated the fair value of the SouthTX reporting unit was higher than its carrying value, and thus, goodwill recorded on the SouthTX reporting unit was not impaired as of April 30, 2014. The following table reflects the carrying amounts of goodwill by reporting unit at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Carrying amount of goodwill by reporting unit:
Barnett system	$951	$951
SouthOK system	170,381	170,381
SouthTX system	186,050	188,859
WestOK system	8,381	8,381

	$365,763	$368,572

The change in goodwill is related to a $2.8 million decrease in goodwill related to an adjustment of the fair value of assets acquired and liabilities assumed from the TEAK Acquisition (See Note 3). The fair values assigned to the assets acquired in the TEAK Acquisition were finalized during the second quarter 2014. The Partnership expects all goodwill recorded to be deductible for tax purposes.

The Partnership has recorded intangible assets with finite lives in connection with certain consummated acquisitions. The following table reflects the components of intangible assets being amortized at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013	Estimated Useful Lives In Years
Gross carrying amount:
Customer contracts	$3,419	$3,419	2–10
Customer relationships	867,653	887,653	7–15

	871,072	891,072

Accumulated amortization:
Customer contracts	(1,155)	(779)
Customer relationships	(255,100)	(194,022)

	(256,255)	(194,801)

Net carrying amount:
Customer contracts	2,264	2,640
Customer relationships	612,553	693,631

Net carrying amount	$614,817	$696,271

The weighted-average amortization period for customer contracts and customer relationships, as of September 30, 2014, is 9.8 years and 11.5 years, respectively. The Partnership recorded amortization expense on intangible assets of $19.3 million and $23.9 million for the three months ended September 30, 2014 and 2013, respectively, and $61.5 million and $54.2 million for the nine months ended September 30, 2014 and 2013, respectively, on its consolidated statements of operations. Amortization expense related to intangible assets is estimated to be as follows for each of the next five calendar years: remainder of 2014 - $18.6 million; 2015 through 2016 - $74.0 million per year; 2017 - $68.0 million; 2018 - $59.5 million.

NOTE 8 – OTHER ASSETS

The following is a summary of other assets (in thousands):

	September 30, 2014	December 31, 2013
Deferred finance costs, net of accumulated amortization of $27,536 and $22,034 at September 30, 2014 and December 31 2013, respectively	$38,535	$41,094
Security deposits	2,236	5,367
Other long-term receivable	4,500	—

	$45,271	$46,461

Deferred finance costs are recorded at cost and amortized over the term of the respective debt agreement (see Note 13). The Partnership incurred $2.6 million and $0.1 million of deferred finance costs during the three months ended September 30, 2014 and 2013, respectively, and $2.9 million and $22.5 million deferred finance costs during the nine months ended September 30, 2014 and 2013, respectively, related to various financing activities (see Note 13).

During the nine months ended September 30, 2013, the Partnership redeemed all of its outstanding $365.8 million 8.75% unsecured senior notes due June 15, 2018 (“8.75% Senior Notes”) (see Note 13) and recognized $5.3 million of accelerated amortization of deferred financing costs, included in loss on early extinguishment of debt on the Partnership’s consolidated statement of operations. There was no accelerated amortization of deferred financing costs during the nine months ended September 30, 2014. Amortization expense of deferred finance costs, excluding accelerated amortization expense, was $1.8 million for each of the three months ended September 30, 2014 and 2013, and $5.5 million and $5.1 million for the nine months ended September 30, 2014 and 2013, respectively, which is recorded within interest expense on the Partnership’s consolidated statements of operations.

NOTE 9 – INCOME TAXES

The Partnership owns APL Arkoma, Inc., a taxable subsidiary. The components of the federal and state income tax benefit of the Partnership’s taxable subsidiary for the three and nine months ended September 30, 2014 and 2013 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income tax benefit:
Federal	$(558)	$(732)	$(1,360)	$(765)
State	(65)	(85)	(159)	(89)

Total income tax benefit	$(623)	$(817)	$(1,519)	$(854)

The components of net deferred tax liabilities as of September 30, 2014 and December 31, 2013 consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Deferred tax assets:
Net operating loss tax carryforwards and alternative minimum tax credits	$16,211	$14,900
Deferred tax liabilities:
Excess of asset carrying value over tax basis	(47,982)	(48,190)

Net deferred tax liabilities	$(31,771)	$(33,290)

As of September 30, 2014, the Partnership had net operating loss carry forwards for federal income tax purposes of approximately $41.9 million, which expire at various dates from 2029 to 2034. Management of the General Partner believes it more likely than not that the deferred tax asset will be fully utilized.

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

The following tables summarize the Partnership’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets and liabilities on the Partnership’s consolidated balance sheets for the periods indicated (in thousands):

Offsetting of Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets
As of September 30, 2014:
Current portion of derivative assets	$10,960	$(2,943)	$8,017
Long-term portion of derivative assets	6,647	(509)	6,138

Total derivative assets, net	$17,607	$(3,452)	$14,155

As of December 31, 2013:
Current portion of derivative assets	$1,310	$(1,136)	$174
Long-term portion of derivative assets	5,082	(2,812)	2,270
Current portion of derivative liabilities	1,612	(1,612)	—
Long-term portion of derivative liabilities	949	(949)	—

Total derivative assets, net	$8,953	$(6,509)	$2,444

Offsetting of Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets
As of September 30, 2014:
Current portion of derivative assets	$(2,943)	$2,943	$—
Long-term portion of derivative assets	(509)	509	—

Total derivative liabilities, net	$(3,452)	$3,452	$—

As of December 31, 2013:
Current portion of derivative assets	$(1,136)	$1,136	$—
Long-term portion of derivative assets	(2,812)	2,812	—
Current portion of derivative liabilities	(12,856)	1,612	(11,244)
Long-term portion of derivative liabilities	(1,269)	949	(320)

Total derivative liabilities, net	$(18,073)	$6,509	$(11,564)

The following table summarizes the Partnership’s commodity derivatives as of September 30, 2014, (fair value and volumes in thousands):

Production Period	Commodity	Volumes(1)	Average Fixed Price ($/Volume)	Fair Value(2) Asset/ (Liability)
Sold fixed price swaps
2014	Natural gas	5,350	$4.15	$298
2015	Natural gas	19,810	4.26	4,877
2016	Natural gas	9,300	4.26	1,356
2017	Natural gas	1,800	4.43	106
2014	NGLs	19,278	1.25	(110)
2015	NGLs	71,442	1.22	2,642
2016	NGLs	34,650	1.03	1,476
2017	NGLs	10,080	1.04	565
2014	Crude oil	69	91.71	90
2015	Crude oil	210	90.26	444
2016	Crude oil	30	90.00	110

Total fixed price swaps				11,854

Purchased put options
2014	NGLs	2,520	0.96	26
2015	NGLs	3,150	0.94	111
2014	Crude oil	117	91.57	463
2015	Crude oil	270	89.18	1,712
Sold call options
2014	NGLs	1,260	1.34	—
2015	NGLs	1,260	1.28	(11)

Total options				2,301

Total derivatives				$14,155

(1)	NGL volumes are stated in gallons. Crude oil volumes are stated in barrels. Natural gas volumes are stated in MMBTUs.
(2)	See Note 11 for discussion on fair value methodology.

The following table summarizes the gross effect of all derivative instruments on the Partnership’s consolidated statements of operations for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives not designated as hedges
Gain (loss) recognized in derivative gain (loss), net:
Commodity contract - realized(1)	$(2,529)	$(907)	$(18,983)	$3,573
Commodity contract - unrealized(2)	26,684	(23,610)	28,100	(13,066)

Derivative gain (loss), net	$24,155	$(24,517)	$9,117	$(9,493)

(1)	Realized gain (loss) represents the gain or loss incurred when the derivative contract expires and/or is cash settled.
(2)	Unrealized gain (loss) represents the mark-to-market gain (loss) recognized on open derivative contracts, which have not yet settled.

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

Derivative Instruments

At September 30, 2014, the valuations for all the Partnership’s derivative contracts are defined as Level 2 assets and liabilities within the same class of nature and risk, with the exception of the Partnership’s NGL fixed price swaps and NGL options, which are defined as Level 3 assets and liabilities within the same class of nature and risk.

The Partnership’s Level 2 commodity derivatives include natural gas and crude oil swaps and options, which are valued based upon observable market data related to the change in price of the underlying commodity. The value for these swaps and options are calculated by utilizing the New York Mercantile Exchange (“NYMEX”) quoted prices for futures and option contracts traded on NYMEX that coincide with the underlying commodity, expiration period, strike price (if applicable) and pricing formula utilized in the derivative instrument.

Valuations for the Partnership’s NGL options are based on forward price curves developed by financial institutions, and therefore are defined as Level 3 assets and liabilities. The NGL options are over-the-counter instruments that are not actively traded in an open market, thus the Partnership utilizes the valuations provided by the financial institutions that provide the NGL options for trade. The Partnership tests these valuations for reasonableness through the use of an internal valuation model.

Valuations for the Partnership’s NGL fixed price swaps are based on forward price curves provided by a third party, which the Partnership considers to be Level 3 inputs. The prices are adjusted based upon the relationship between the prices for the product/locations quoted by the third party and the underlying product/locations utilized for the swap contracts, as determined by a regression model of the historical settlement prices for the different product/locations. The regression model is recalculated on a quarterly basis. This adjustment is considered to be an unobservable Level 3 input. The NGL fixed price swaps are over-the-counter instruments, which are not actively traded in an open market. However, the prices for the underlying products and locations do have a direct correlation to the prices for the products and locations provided by the third party, which are based upon trading activity for the products and locations quoted. A change in the relationship between these prices would have a direct impact upon the unobservable adjustment utilized to calculate the fair value of the NGL fixed price swaps.

The following table represents the Partnership’s derivative assets and liabilities recorded at fair value as of September 30, 2014 and December 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2014
Assets
Commodity swaps	$—	$8,166	$7,129	$15,295
Commodity options	—	2,175	137	2,312

Total assets	—	10,341	7,266	17,607

Liabilities
Commodity swaps	—	(885)	(2,556)	(3,441)
Commodity options	—	—	(11)	(11)

Total liabilities	—	(885)	(2,567)	(3,452)

Total derivatives	$—	$9,456	$4,699	$14,155

December 31, 2013
Assets
Commodity swaps	$—	$2,994	$1,412	$4,406
Commodity options	—	4,337	210	4,547

Total assets	—	7,331	1,622	8,953

Liabilities
Commodity swaps	—	(4,695)	(13,378)	(18,073)

Total liabilities	—	(4,695)	(13,378)	(18,073)

Total derivatives	$—	$2,636	$(11,756)	$(9,120)

The Partnership’s Level 3 fair value amount relates to its derivative contracts on NGL fixed price swaps and NGL options. The following table provides a summary of changes in fair value of the Partnership’s Level 3 derivative instruments for the nine months ended September 30, 2014 (in thousands):

	NGL Fixed Price Swaps		NGL Put Options		NGL Call Options		Total
	Gallons	Amount	Gallons	Amount	Gallons	Amount	Amount
Balance – December 31, 2013	130,158	$(11,966)	6,300	$210	—	$—	$(11,756)
New contracts(1)	70,560	—	5,040	200	5,040	(200)	—
Cash settlements from unrealized (gain) loss(2)(3)	(65,268)	9,326	(5,670)	402	(2,520)	(63)	9,665
Net change in unrealized gain (loss)(2)	—	7,213	—	(273)	—	189	7,129
Deferred option premium recognition(3)	—	—	—	(402)	—	63	(339)

Balance – September 30, 2014	135,450	$4,573	5,670	$137	2,520	$(11)	$4,699

(1)	Swaps are entered into with no value on the date of trade. Options include premiums paid, which are included in the value of the derivatives on the date of trade.
(2)	Included within derivative gain (loss), net on the Partnership’s consolidated statements of operations.
(3)	Includes option premium cost reclassified from unrealized gain (loss) to realized gain (loss) at time of option expiration.

The following table provides a summary of the unobservable inputs used in the fair value measurement of the Partnership’s NGL fixed price swaps at September 30, 2014 and December 31, 2013 (in thousands):

	Gallons	Third Party Quotes(1)	Adjustments(2)	Total Amount
As of September 30, 2014
Propane swaps	114,408	$1,403	$—	$1,403
Isobutane swaps	1,260	(174)	109	(65)
Normal butane swaps	1,260	321	31	352
Natural gasoline swaps	18,522	3,787	(904)	2,883

Total NGL swaps – September 30, 2014	135,450	$5,337	$(764)	$4,573

As of December 31, 2013
Propane swaps	100,296	$(10,260)	$—	$(10,260)
Isobutane swaps	6,300	(2,342)	955	(1,387)
Normal butane swaps	7,560	40	322	362
Natural gasoline swaps	16,002	132	(813)	(681)

Total NGL swaps – December 31, 2013	130,158	$(12,430)	$464	$(11,966)

(1)	Based upon the difference between the quoted market price provided by the third party and the fixed price of the swap.
(2)	Product and location basis differentials calculated through the use of a regression model, which compares the difference between the settlement prices for the products and locations quoted by the third party and the settlement prices for the actual products and locations underlying the derivatives, using a three year historical period.

The following table provides a summary of the regression coefficient utilized in the calculation of the unobservable inputs for the Level 3 fair value measurements for the NGL fixed price swaps for the periods indicated (in thousands):

	Level 3 NGL Swap Fair	Adjustment based upon Regression Coefficient
	Value Adjustments	Lower 95%	Upper 95%	Average
As of September 30, 2014:
Isobutane	$109	1.1011	1.1117	1.1064
Normal butane	31	1.0292	1.0329	1.0311
Natural gasoline	(904)	0.9704	0.9738	0.9721

Total Level 3 adjustments – September 30, 2014	$(764)

As of December 31, 2013:
Isobutane	$955	1.1184	1.1284	1.1234
Normal butane	322	1.0341	1.0386	1.0364
Natural gasoline	(813)	0.9727	0.9751	0.9739

Total Level 3 adjustments – December 31, 2013	$464

NGL Linefill

The Partnership had $20.5 million and $14.5 million of NGL linefill at September 30, 2014 and December 31, 2013, respectively, which was included within prepaid expenses and other on its consolidated balance sheets. The NGL linefill represents amounts receivable for NGLs delivered to counterparties, for which the counterparty will pay at a designated later period at a price determined by the then market price. The Partnership’s NGL linefill held by some counterparties will be settled at various periods in the future and is defined as a Level 3 asset, which is valued at fair value using the same forward price curve utilized to value the Partnership’s NGL fixed price swaps. The product/location adjustment based upon the multiple regression analysis, which was included in the value of the linefill, was an increase of $0.1 million and a decrease of $0.4 million as of September 30, 2014 and December 31, 2013, respectively. The Partnership’s NGL linefill held by other counterparties is adjusted on a monthly basis according to the volumes delivered to the counterparties each period and is valued on a first in first out (“FIFO”) basis. During the quarter ended September 30, 2014, the contracts related to this linefill on the WestTX system were revised and the settlement and valuation was converted from a FIFO method to a fair value method.

The following table provides a summary of changes in fair value of the Partnership’s NGL linefill for the nine months ended September 30, 2014 (in thousands):

	Linefill Valued at Market		Linefill Valued on FIFO		Total NGL Linefill
	Gallons	Amount	Gallons	Amount	Gallons	Amount
Balance – December 31, 2013	5,788	$4,738	11,538	$9,778	17,326	$14,516
Deliveries into NGL linefill	1,050	1,013	55,432	35,936	56,482	36,949
NGL linefill sales	—	—	(49,165)	(30,256)	(49,165)	(30,256)
Adjustments for linefill contract revision	10,791	9,134	(10,791)	(9,134)	—	—
Net change in NGL linefill valuation(1)	—	(717)	—	—	—	(717)

Balance – September 30, 2014	17,629	$14,168	7,014	$6,324	24,643	$20,492

(1)	Included within natural gas and liquids sales on the Partnership’s consolidated statements of operations.

Contingent Consideration

In February 2012, the Partnership acquired a gas gathering system and related assets for an initial net purchase price of $19.0 million. The Partnership agreed to pay up to an additional $12.0 million in contingent payments, payable in two equal amounts, if certain volumes are achieved on the acquired gathering system within a specified time period. Sufficient volumes were achieved in December 2012 and the Partnership paid the first contingent payment of $6.0 million in January 2013. As of September 30, 2014, the fair value of the remaining contingent payment resulted in a $6.0 million long term liability, which was recorded within other long term liabilities on the Partnership’s consolidated balance sheets. The range of the undiscounted amount the Partnership could pay related to the remaining contingent payment is between $0.0 and $6.0 million.

Other Financial Instruments

The estimated fair value of the Partnership’s other financial instruments has been determined based upon its assessment of available market information and valuation methodologies. However, these estimates may not necessarily be indicative of the amounts the Partnership could realize upon the sale or refinancing of such financial instruments.

The Partnership’s current assets and liabilities on its consolidated balance sheets, other than the derivatives, NGL linefill and contingent consideration discussed above, are considered to be financial instruments for which the estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1 values. The carrying value of outstanding borrowings under the revolving credit facility, which bear interest at a variable interest rate, approximates their estimated fair value and thus is categorized as a Level 1 value. The estimated fair value of the Partnership’s Senior Notes (see Note 13) is based upon the market approach and calculated using the yield of the Senior Notes as provided by financial institutions and thus is categorized as a Level 3 value. The estimated fair values of the Partnership’s total debt at September 30, 2014 and December 31, 2013, which consists principally of borrowings under the revolving credit facility and the Senior Notes, were $1,705.2 million and $1,663.6 million, respectively, compared with the carrying amounts of $1,754.4 million and $1,707.3 million, respectively.

Acquisitions

On May 7, 2013, the Partnership completed the TEAK Acquisition (see Note 3). The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. These inputs require significant judgments and estimates at the time of the valuation. The fair values assigned to the assets acquired and liabilities assumed in the TEAK acquisition were finalized during the second quarter 2014.

NOTE 12 – ACCRUED LIABILITIES

The following is a summary of accrued liabilities (in thousands):

	September 30, 2014	December 31, 2013
Accrued capital expenditures	$22,418	$17,898
Acquisition-related liabilities	5,543	8,933
Accrued ad valorem and production taxes	17,808	3,551
Distributions payable	2,609	—
Unconditional purchase obligations	2,647	—
Other	17,628	17,067

	$68,653	$47,449

NOTE 13 – DEBT

Total debt consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Revolving credit facility	$200,000	$152,000
6.625% Senior notes – due 2020	504,050	504,556
5.875% Senior notes – due 2023	650,000	650,000
4.750% Senior notes – due 2021	400,000	400,000
Capital lease obligations	317	754

Total debt	1,754,367	1,707,310
Less current maturities	(274)	(524)

Total long term debt	$1,754,093	$1,706,786

Cash payments for interest related to debt, net of capitalized interest, were $17.4 million and $17.8 million for the three months ended September 30, 2014 and 2013, respectively, and $60.3 million and $40.3 million for the nine months ended September 30, 2014 and 2013, respectively.

Revolving Credit Facility

At September 30, 2014, the Partnership had an $800.0 million senior secured revolving credit facility with a syndicate of banks that matures in August 2019. The weighted average interest rate for borrowings on the revolving credit facility, at September 30, 2014, was 2.7%. Up to $50.0 million of the revolving credit facility may be utilized for letters of credit, of which $3.4 million was outstanding at

September 30, 2014. These outstanding letters of credit amounts were not reflected as borrowings on the Partnership’s consolidated balance sheets. At September 30, 2014, the Partnership had $596.6 million of remaining committed capacity under its revolving credit facility.

The events that constitute an event of default for the revolving credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against the Partnership in excess of a specified amount, and a change of control of the General Partner.

On August 28, 2014, the Partnership entered into a Second Amended and Restated Credit Agreement (the “Revised Credit Agreement”) which, among other changes:

•	extended the maturity date to August 28, 2019;

•	increased the revolving credit commitment from $600 million to $800 million and the incremental revolving credit amount from $200 million to $250 million;

•	reduced by 0.25% the applicable margin used to determine interest rates for LIBOR Rate Loans, as defined in the Revised Credit Agreement, and for Base Rate Loans, as defined in the Revised Credit Agreement, depending on the Partnership’s Consolidated Funded Debt Ratio, as defined in the Revised Credit Agreement;

•	allows the Partnership to request incremental term loans, provided the sum of any revolving credit commitments and incremental term loans may not exceed $1.05 billion; and

•	changed the per annum interest rate on borrowings to (i) the higher of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) three-month LIBOR plus 1.0%, or (ii) the LIBOR rate for the applicable period (each plus the applicable margin). Previously, part (c) was stated as: one-month LIBOR plus 1.0%.

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

As of September 30, 2014, the Partnership was in compliance with all covenants under the credit facility.

Senior Notes

At September 30, 2014, the Partnership had $500.0 million principal outstanding of 6.625% unsecured senior notes due October 1, 2020 (“6.625% Senior Notes”), $650.0 million principal outstanding of 5.875% unsecured senior notes due August 1, 2023 (“5.875% Senior Notes”), and $400.0 million of 4.75% unsecured senior notes due November 15, 2021 (“4.75% Senior Notes” and with the 6.625% Senior Notes and 5.875% Senior Notes, the “Senior Notes”). The 6.625% Senior Notes are presented combined with a net $4.1 million unamortized premium as of September 30, 2014.

Indentures governing the Senior Notes contain covenants, including limitations of the Partnership’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all its assets. The Partnership is in compliance with these covenants as of September 30, 2014.

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

On March 12, 2013, the Partnership paid $105.6 million to redeem the remaining $97.3 million 8.75% Senior Notes not purchased in connection with the January 28, 2013 tender offer, plus a $6.3 million make-whole premium and $2.0 million in accrued interest. The Partnership funded the redemption with a portion of the net proceeds from the issuance of the 5.875% Senior Notes.

Capital Leases

The following is a summary of the leased property under capital leases as of September 30, 2014 and December 31, 2013, which are included within property, plant and equipment (see Note 6) (in thousands):

	September 30, 2014	December 31, 2013
Pipelines, processing and compression facilities	$946	$2,281
Less – accumulated depreciation	(175)	(330)

	$771	$1,951

During the three and nine months ended September 30, 2014, the Partnership took ownership of $0.2 million and $1.3 million, respectively, of facilities in connection with the conclusion of capital leases. Depreciation expense for leased properties was $27 thousand and $44 thousand for the three months ended September 30, 2014 and 2013, respectively, and $91 thousand and $293 thousand for the nine months ended September 30, 2014 and 2013, respectively, which is included within depreciation and amortization expense on the Partnership’s consolidated statements of operations (see Note 6).

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Partnership has certain long-term unconditional purchase obligations and commitments, consisting primarily of transportation contracts. These agreements provide for transportation services to be used in the ordinary course of the Partnership’s operations. Transportation fees paid related to these contracts, including minimum shipment payments, were $7.2 million during each of the three month periods ended September 30, 2014 and 2013, and $22.4 million and $24.8 million for the nine months ended September 30, 2014 and 2013, respectively. The unrecorded future fixed and determinable portion of the obligations as of September 30, 2014 was as follows: remainder of 2014 - $4.7 million; 2015 - $21.3 million; 2016 to 2017 - $23.9 million per year; and 2018 - $21.8 million.

The Partnership had committed approximately $165.8 million for the purchase of property, plant and equipment at September 30, 2014.

The Partnership is involved in class action lawsuits arising from events occurring subsequent to September 30, 2014 (see Note 19 and “Part II. Other Information – Item 1. Legal Proceedings” for more information regarding these lawsuits).

The Partnership is also party to various routine legal proceedings arising out of the ordinary course of its business. Management of the Partnership believes the ultimate resolution of these actions, individually or in the aggregate, will not have a material adverse effect on its financial condition or results of operations.

NOTE 15 – BENEFIT PLANS

Long-Term Incentive Plans

The Partnership has a 2004 Long-Term Incentive Plan (“2004 LTIP”) and a 2010 Long-Term Incentive Plan (“2010 LTIP” and collectively with the 2004 LTIP, the “LTIPs”) in which officers, employees, non-employee managing board members of the General Partner, employees of the General Partner’s affiliates and consultants are eligible to participate. The LTIPs are administered by the compensation committee appointed by the General Partner’s managing board (the “Compensation Committee”). Under the LTIPs, the Compensation Committee may make awards of either phantom units or unit options for an aggregate of 3,435,000 common units. At September 30, 2014, the Partnership had

1,755,028 phantom units outstanding under the Partnership’s LTIPs, with 122,968 phantom units and unit options available for grant. The Partnership generally issues new common units for phantom units and unit options that have vested and have been exercised.

Partnership Phantom Units

Phantom units granted to employees under the LTIPs generally have vesting periods of four years. However, in February 2014, the Partnership granted 227,000 phantom units with a vesting period of three years. Phantom units awarded to non-employee managing board members will vest over a four year period. Awards to non-employee members of the board automatically vest upon a change of control, as defined in the LTIPs. At September 30, 2014, there were 619,378 phantom units outstanding under the LTIPs that will vest within twelve months.

The Partnership is authorized to withhold common units from employees to cover employee tax obligations when certain phantom units have vested. During the three and nine months ended September 30, 2014, the Partnership withheld and retired 52,741 common units, for a cost of $1.7 million. The withheld and retired units were recorded as a reduction of equity on the Partnership’s consolidated balance sheet. There were no common units withheld and retired during the three and nine months ended September 30, 2013.

All phantom units outstanding under the LTIPs at September 30, 2014 include distribution equivalent rights (“DERs”), which are rights to receive cash per phantom unit in an amount equal to and at the same time as the cash distributions the Partnership makes on a common unit during the period the phantom unit is outstanding. The DERs were granted to the participants by the Compensation Committee. The amounts paid with respect to LTIP DERs were $1.2 million and $1.0 million during the three months ended September 30, 2014 and 2013, respectively, and $3.1 million and $2.2 million during the nine months ended September 30, 2014 and 2013, respectively. These amounts were recorded as reductions of equity on the Partnership’s consolidated balance sheets.

The following table sets forth the Partnership’s LTIPs phantom unit activity for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Number of Units	Fair Value(1)	Number of Units	Fair Value(1)	Number of Units	Fair Value(1)	Number of Units	Fair Value(1)
Outstanding, beginning of period	2,046,819	$35.45	909,012	$33.54	1,446,553	$36.32	1,053,242	$33.21
Granted	16,153	35.27	697,122	39.07	738,727	33.03	740,897	38.97
Forfeited	(17,175)	36.81	(24,200)	36.74	(20,825)	37.06	(26,300)	36.44
Vested and issued(2)(3)	(290,769)	36.21	(59,112)	27.81	(409,427)	34.68	(245,017)	31.44

Outstanding, end of period(4)(5)	1,755,028	$35.31	1,522,822	$36.24	1,755,028	$35.31	1,522,822	$36.24

Vested and not issued(6)	12,774	$34.22	2,450	$32.95	12,774	$34.22	2,450	$32.95
Non-cash compensation expense recognized (in thousands)		$6,376		$5,998		$19,258		$13,818

(1)	Fair value based upon weighted average grant date price.
(2)	The intrinsic values for phantom unit awards exercised during the three months ended September 30, 2014 and 2013 were $9.7 million and $2.2 million, respectively, and $13.5 million and $8.9 million during the nine months ended September 30, 2014 and 2013, respectively.
(3)	During the three months ended September 30, 2014, there were 1,383 vested phantom units, which were settled for $49 thousand cash. There were no vested phantom units settled in cash during the three months ended September 30, 2013. During the nine months ended September 30, 2014 and 2013, there were 4,409 and 1,677 vested phantom units, respectively, which were settled for $145 thousand and $58 thousand cash, respectively.
(4)	The aggregate intrinsic value for phantom unit awards outstanding at September 30, 2014 and December 31, 2013 was $64.0 million and $50.7 million, respectively.
(5)	There were 26,812 and 22,539 outstanding phantom unit awards at September 30, 2014 and December 31, 2013, respectively, which were classified as liabilities due to a cash option available on the related phantom unit awards.
(6)	The aggregate intrinsic value for phantom unit awards vested but not issued at September 30, 2014 was $0.4 million. There were no vested but not issued phantom unit awards at December 31, 2013.

At September 30, 2014, the Partnership had approximately $35.0 million of unrecognized compensation expense related to unvested phantom units outstanding under the LTIPs based upon the fair value of the awards, which is expected to be recognized over a weighted average period of 2.0 years.

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

The partnership agreement provides that the General Partner will determine the costs and expenses allocable to the Partnership in any reasonable manner determined by the General Partner at its sole discretion. The Partnership reimbursed the General Partner and its affiliates $1.3 million during each of the three month periods ended September 30, 2014 and 2013, and $3.8 million during each of the nine month periods ended September 30, 2014 and 2013, for compensation and benefits related to its employees. There were no reimbursements for direct expenses incurred by the General Partner and its affiliates for the nine months ended September 30, 2014 and 2013. The General Partner believes the method utilized in allocating costs to the Partnership is reasonable.

The Partnership compresses and gathers gas for Atlas Resource Partners, L.P. (NYSE: ARP) (“ARP”) on its gathering systems located in Tennessee. ARP’s general partner is wholly-owned by ATLS, and two members of the General Partner’s managing board are members of ARP’s board of directors. The Partnership entered into an agreement to provide these services, which extends for the life of ARP’s leases, in February 2008. The Partnership charged ARP approximately $0.1 million in compression and gathering fees for each of the three months ended September 30, 2014 and 2013, and $0.2 million in compression and gathering fees for each of the nine months ended September 30, 2014 and 2013.

NOTE 17 – SEGMENT INFORMATION

As a result of the sale of the Partnership’s subsidiaries that owned an interest in WTLPG on May 14, 2014 (see Note 4), the Partnership assessed its reportable segments and realigned its reportable segments into two new segments: Oklahoma Gathering and Processing (“Oklahoma”) and Texas Gathering and Processing (“Texas”). These reportable segments reflect the way the Partnership will manage its operations going forward. The Partnership has adjusted its segment presentation from the amounts previously presented to reflect the realignment of the segments.

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

The following summarizes the Partnership’s reportable segment data for the periods indicated (in thousands):

	Oklahoma	Texas	Corporate and Other	Consolidated
Three Months Ended September 30, 2014:
Revenue:
Revenues – third party(1)	$439,078	$296,656	$25,383	$761,117
Revenues – affiliates	—	—	65	65

Total revenues	439,078	296,656	25,448	761,182

Costs and Expenses:
Natural gas and liquids cost of sales	352,960	233,488	—	586,448
Operating expenses	16,701	12,538	598	29,837
General and administrative(1)	—	—	18,074	18,074
Other expenses	—	—	(1)	(1)
Depreciation and amortization	25,181	23,851	1,141	50,173
Interest expense(1)	—	—	22,553	22,553

Total costs and expenses	394,842	269,877	42,365	707,084

Equity loss in joint ventures	—	(4,711)	—	(4,711)
Loss on asset disposition	—	—	(636)	(636)

Income (loss) before tax	44,236	22,068	(17,553)	48,751
Income tax benefit	(623)	—	—	(623)

Net income (loss)	$44,859	$22,068	$(17,553)	$49,374

	Oklahoma	Texas	Corporate and Other	Consolidated
Three Months Ended September 30, 2013:
Revenue:
Revenues – third party(1)	$354,039	$226,364	$(22,607)	$557,796
Revenues – affiliates	—	—	74	74

Total revenues	354,039	226,364	(22,533)	557,870

Costs and Expenses:
Natural gas and liquids cost of sales	279,846	183,718	—	463,564
Operating expenses	14,373	9,891	542	24,806
General and administrative(1)	—	—	17,887	17,887
Other expenses	—	—	685	685
Depreciation and amortization	26,103	23,391	1,586	51,080
Interest expense(1)	—	—	24,347	24,347

Total costs and expenses	320,322	217,000	45,047	582,369

Equity income (loss) in joint ventures	—	(3,271)	1,389	(1,882)

Income (loss) before tax	33,717	6,093	(66,191)	(26,381)
Income tax benefit	(817)	—	—	(817)

Net income (loss)	$34,534	$6,093	$(66,191)	$(25,564)

	Oklahoma	Texas	Corporate and Other	Consolidated
Nine Months Ended September 30, 2014:
Revenue:
Revenues – third party(1)	$1,305,448	$856,436	$13,047	$2,174,931
Revenues – affiliates	—	—	211	211

Total revenues	1,305,448	856,436	13,258	2,175,142

Costs and Expenses:
Natural gas and liquids cost of sales	1,045,315	697,486	—	1,742,801
Operating expenses	45,844	34,452	1,652	81,948
General and administrative(1)	—	—	54,430	54,430
Other expenses	—	—	16	16
Depreciation and amortization	76,832	68,346	3,454	148,632
Interest expense(1)	—	—	69,275	69,275

Total costs and expenses	1,167,991	800,284	128,827	2,097,102

Equity income (loss) in joint ventures	—	(13,076)	2,612	(10,464)
Gain on asset disposition	—	—	47,829	47,829

Income (loss) before tax	137,457	43,076	(65,128)	115,405
Income tax benefit	(1,519)	—	—	(1,519)

Net income (loss)	$138,976	$43,076	$(65,128)	$116,924

	Oklahoma	Texas	Corporate and Other	Consolidated
Nine Months Ended September 30, 2013:
Revenue:
Revenues – third party(1)	$1,011,669	$519,493	$(4,663)	$1,526,499
Revenues – affiliates	—	—	222	222

Total revenues	1,011,669	519,493	(4,441)	1,526,721

Costs and Expenses:
Natural gas and liquids cost of sales	789,746	423,574	—	1,213,320
Operating expenses	46,361	23,575	1,499	71,435
General and administrative(1)	—	—	44,231	44,231
Other expenses	—	—	19,585	19,585
Depreciation and amortization	77,605	45,562	4,754	127,921
Interest expense(1)	—	—	65,614	65,614

Total costs and expenses	913,712	492,711	135,683	1,542,106

Equity income (loss) in joint ventures	—	(5,430)	5,116	(314)
Loss on asset disposition	(1,519)	—	—	(1,519)
Loss on early extinguishment of debt	—	—	(26,601)	(26,601)

Income (loss) before tax	96,438	21,352	(161,609)	(43,819)
Income tax benefit	(854)	—	—	(854)

Net income (loss)	$97,292	$21,352	$(161,609)	$(42,965)

(1)	Derivative contracts are carried at the corporate level and interest and general and administrative expenses have not been allocated to the reportable segments as it would be unfeasible to reasonably do so.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Capital Expenditures:
Oklahoma	$111,261	$48,612	$237,813	$167,415
Texas	80,865	62,779	234,177	157,552
Corporate and other	442	761	1,157	2,894

	$192,568	$112,152	$473,147	$327,861

	September 30, 2014	December 31, 2013
Balance Sheet
Equity method investment in joint ventures:
Texas	$180,602	$162,511
Corporate and other	—	85,790

	$180,602	$248,301

Goodwill:
Oklahoma	$178,762	$178,762
Texas	187,001	189,810

	$365,763	$368,572

Total assets:
Oklahoma	$2,487,585	$2,265,231
Texas	2,039,900	1,872,165
Corporate and other	110,927	190,449

	$4,638,412	$4,327,845

The following table summarizes the Partnership’s natural gas and liquids sales by product or service for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Natural gas and liquids sales:
Natural gas	$280,598	$181,345	$836,847	$514,715
NGLs	353,294	315,824	1,055,744	803,894
Condensate	40,806	37,511	112,694	92,520
Other	(810)	1,039	(718)	(332)

Total	$673,888	$535,719	$2,004,567	$1,410,797

NOTE 18 – SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Partnership’s Senior Notes and revolving credit facility are guaranteed by its wholly-owned subsidiaries. The guarantees are full, unconditional, joint and several. The Partnership’s consolidated financial statements as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013 include the financial statements of Atlas Pipeline Mid-Continent WestOK, LLC (“WestOK, LLC”), Atlas Pipeline Mid-Continent WestTex, LLC (“WestTex, LLC”) and Centrahoma Processing, LLC (“Centrahoma”), as well as the equity interests in WTLPG held by two of the Partnership’s subsidiaries, prior to their sale on May 14, 2014 (see Note 4), and the equity interests in the T2 Joint Ventures. Under the terms of the Senior Notes and the revolving credit facility, WestOK, LLC, WestTex, LLC, Centrahoma and the T2 Joint Ventures are non-guarantor subsidiaries as they are not wholly-owned by the Partnership. The following supplemental condensed consolidating financial information reflects the Partnership’s stand-alone accounts, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the consolidating adjustments and eliminations and the Partnership’s consolidated accounts as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013. For the purpose of the following financial information, the Partnership’s investments in its subsidiaries and the guarantor subsidiaries’ investments in their subsidiaries are presented in accordance with the equity method of accounting (in thousands):

Balance Sheets

September 30, 2014	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$—	$172	$6,564	$—	$6,736
Accounts receivable – affiliates	—	238,278	—	(238,278)	—
Other current assets	65	50,764	236,463	(1,017)	286,275

Total current assets	65	289,214	243,027	(239,295)	293,011
Property, plant and equipment, net	—	887,502	2,245,308	—	3,132,810
Intangible assets, net	—	539,984	74,833	—	614,817
Goodwill	—	320,869	44,894	—	365,763
Equity method investment in joint ventures	—	—	180,602	—	180,602
Long term portion of derivative assets	—	6,138	—	—	6,138
Long term notes receivable	—	—	1,852,928	(1,852,928)	—
Equity investments	4,207,593	939,310	—	(5,146,903)	—
Other assets, net	38,535	6,286	450	—	45,271

Total assets	$4,246,193	$2,989,303	$4,642,042	$(7,239,126)	$4,638,412

Liabilities and Equity
Accounts payable – affiliates	$10,949	$—	$232,802	$(238,278)	$5,473
Other current liabilities	14,072	57,142	301,970	—	373,184

Total current liabilities	25,021	57,142	534,772	(238,278)	378,657
Long-term debt, less current portion	1,754,050	43	—	—	1,754,093
Deferred income taxes, net	—	31,771	—	—	31,771
Other long-term liabilities	191	769	6,000	—	6,960
Equity	2,466,931	2,899,578	4,101,270	(7,000,848)	2,466,931

Total liabilities and equity	$4,246,193	$2,989,303	$4,642,042	$(7,239,126)	$4,638,412

December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$—	$168	$4,746	$—	$4,914
Accounts receivable – affiliates	765,236	—	—	(765,236)	—
Other current assets	215	52,910	185,975	(2,236)	236,864

Total current assets	765,451	53,078	190,721	(767,472)	241,778
Property, plant and equipment, net	—	723,302	2,000,890	—	2,724,192
Intangible assets, net	—	603,533	92,738	—	696,271
Goodwill	—	323,678	44,894	—	368,572
Equity method investment in joint venture	—	—	248,301	—	248,301
Long term portion of derivative assets	—	2,270	—	—	2,270
Long term notes receivable	—	—	1,852,928	(1,852,928)	—
Equity investments	3,186,938	1,487,358	—	(4,674,296)	—
Other assets, net	41,094	1,787	3,580	—	46,461

Total assets	$3,993,483	$3,195,006	$4,434,052	$(7,294,696)	$4,327,845

Liabilities and Equity
Accounts payable – affiliates	$—	$423,078	$345,070	$(765,236)	$2,912
Other current liabilities	26,819	75,031	215,464	—	317,314

Total current liabilities	26,819	498,109	560,534	(765,236)	320,226
Long-term portion of derivative liabilities	—	320	—	—	320
Long-term debt, less current portion	1,706,556	230	—	—	1,706,786
Deferred income taxes, net	—	33,290	—	—	33,290
Other long-term liabilities	203	1,115	6,000	—	7,318
Equity	2,259,905	2,661,942	3,867,518	(6,529,460)	2,259,905

Total liabilities and equity	$3,993,483	$3,195,006	$4,434,052	$(7,294,696)	$4,327,845

Statements of Operations

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Three Months Ended September 30, 2014
Total revenues	$—	$165,650	$596,193	$(661)	$761,182
Total costs and expenses	(22,708)	(148,128)	(536,909)	661	(707,084)
Equity income (loss)	68,053	50,544	(4,711)	(118,597)	(4,711)
Gain on asset disposition	—	(636)	—	—	(636)

Income (loss), before tax	45,345	67,430	54,573	(118,597)	48,751
Income tax benefit	—	(623)	—	—	(623)

Net income (loss)	45,345	68,053	54,573	(118,597)	49,374
Income attributable to non-controlling interest	—	—	(4,029)	—	(4,029)
Preferred unit imputed dividend effect	(11,378)	—	—	—	(11,378)
Preferred unit dividends in kind	(11,408)	—	—	—	(11,408)
Preferred unit dividends	(2,609)	—	—	—	(2,609)

Net income (loss) attributable to common limited partners and the General Partner	$19,950	$68,053	$50,544	$(118,597)	$19,950

Three Months Ended September 30, 2013
Total revenues	$—	$123,858	$453,862	$(19,850)	$557,870
Total costs and expenses	(23,510)	(172,901)	(405,503)	19,545	(582,369)
Equity income (loss)	(3,568)	43,081	(1,882)	(39,513)	(1,882)

Income (loss), before tax	(27,078)	(5,962)	46,477	(39,818)	(26,381)
Income tax benefit	—	(817)	—	—	(817)

Net income (loss)	(27,078)	(5,145)	46,477	(39,818)	(25,564)
Income attributable to non-controlling interest	—	—	(1,514)	—	(1,514)
Preferred unit imputed dividend effect	(11,378)	—	—	—	(11,378)
Preferred unit dividends in kind	(9,072)	—	—	—	(9,072)

Net income (loss) attributable to common limited partners and the General Partner	$(47,528)	$(5,145)	$44,963	$(39,818)	$(47,528)

Statements of Operations

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Nine Months Ended September 30, 2014
Total revenues	$—	$441,990	$1,740,979	$(7,827)	$2,175,142
Total costs and expenses	(69,728)	(473,344)	(1,561,857)	7,827	(2,097,102)
Equity income (loss)	176,196	158,201	(10,464)	(334,397)	(10,464)
Gain on asset disposition	—	47,829	—	—	47,829

Income (loss), before tax	106,468	174,676	168,658	(334,397)	115,405
Income tax benefit	—	(1,519)	—	—	(1,519)

Net income (loss)	106,468	176,195	168,658	(334,397)	116,924
Income attributable to non-controlling interest	—	—	(10,456)	—	(10,456)
Preferred unit imputed dividend effect	(34,134)	—	—	—	(34,134)
Preferred unit dividends in kind	(31,533)	—	—	—	(31,533)
Preferred unit dividends	(5,624)	—	—	—	(5,624)

Net income (loss) attributable to common limited partners and the General Partner	$35,177	$176,195	$158,202	$(334,397)	$35,177

Nine Months Ended September 30, 2013
Total revenues	$—	$373,713	$1,214,750	$(61,742)	$1,526,721
Total costs and expenses	(63,441)	(452,077)	(1,087,432)	60,844	(1,542,106)
Equity income (loss)	42,384	121,997	(314)	(164,381)	(314)
Loss on early extinguishment of debt	(26,601)	—	—	—	(26,601)
Loss on asset disposition	—	(1,519)	—	—	(1,519)

Income (loss), before tax	(47,658)	42,114	127,004	(165,279)	(43,819)
Income tax benefit	—	(854)	—	—	(854)

Net income (loss)	(47,658)	42,968	127,004	(165,279)	(42,965)
Income attributable to non-controlling interest	—	—	(4,693)	—	(4,693)
Preferred unit imputed dividend effect	(18,107)	—	—	—	(18,107)
Preferred unit dividends in kind	(14,413)	—	—	—	(14,413)

Net income (loss) attributable to common limited partners and the General Partner	$(80,178)	$42,968	$122,311	$(165,279)	$(80,178)

Statements of Cash Flows

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Nine Months Ended September 30, 2014
Net cash provided by (used in):
Operating activities	$158,349	$224,688	$226,701	$(375,577)	$234,161
Investing activities	(276,535)	(237,278)	(177,918)	341,642	(350,089)
Financing activities	118,186	12,594	(46,965)	33,935	117,750

Net change in cash and cash equivalents	—	4	1,818	—	1,822
Cash and cash equivalents, beginning of period	—	168	4,746	—	4,914

Cash and cash equivalents, end of period	$—	$172	$6,564	$—	$6,736

Nine Months Ended September 30, 2013
Net cash provided by (used in):
Operating activities	$(392,444)	$100,288	$197,958	$245,319	$151,121
Investing activities	(818,206)	(822,467)	(455,359)	757,883	(1,338,149)
Financing activities	1,210,650	722,188	264,433	(1,003,202)	1,194,069

Net change in cash and cash equivalents	—	9	7,032	—	7,041
Cash and cash equivalents, beginning of period	—	157	3,241	—	3,398

Cash and cash equivalents, end of period	$—	$166	$10,273	$—	$10,439

NOTE 19 – SUBSEQUENT EVENTS

On October 13, 2014, the Partnership, ATLS and the General Partner entered into a definitive merger agreement with Targa Resources Corp. (“TRC”), Targa Resources Partners LP (“TRP”) and certain other parties (the “Merger Agreement”), pursuant to which TRP agreed to acquire the Partnership through a merger of a newly formed wholly-owned subsidiary of TRP with and into the Partnership (the “Merger”). Upon completion of the Merger, holders of the Partnership’s common units will have the right to receive (i) 0.5846 TRP common units and (ii) $1.26 in cash for each Partnership common unit. Subject to the terms and conditions of the Merger Agreement, the Partnership has agreed to exercise its right under the certificate of designation of the Class D Preferred Units to convert all outstanding Class D Preferred Units into common units and to exercise its right under the certificate of designation of the Class E Preferred Units to redeem the Class E Preferred Units, and TRP has agreed to deposit the funds for such redemption with the paying agent.

Concurrently with the Merger Agreement, ATLS announced that it entered into a definitive merger agreement with TRC (the “ATLS Merger Agreement”), pursuant to which TRC agreed to acquire ATLS through a merger of a newly formed wholly-owned subsidiary of TRC with and into ATLS (the “ATLS Merger”).

Concurrently with the Merger Agreement and the ATLS Merger Agreement, ATLS agreed to (i) transfer its assets and liabilities, other than those related to the Partnership, to Atlas Energy Group, LLC (“Atlas Energy Group”), which is currently a subsidiary of ATLS and (ii) immediately prior to the ATLS Merger, effect a pro rata distribution to the ATLS unitholders of common units of Atlas Energy Group representing a 100% interest in Atlas Energy Group (the “Spin-Off”).

The closing of the Merger is subject to approval by the Partnership’s unitholders and other closing conditions, including the completion of the ATLS Merger and the Spin-Off. Completion of each of the ATLS Merger and Spin-Off are also conditioned on the parties standing ready to complete the Merger.

Following the announcement on October 13, 2014 of the Merger, the Partnership, the General Partner, ATLS, TRC, TRP, Targa Resources GP LLC, Trident MLP Merger Sub LLC and the members of the managing board of the General Partner have been named as defendants in three putative unitholder class action lawsuits challenging the Merger. In addition, ATLS, Atlas Energy GP, LLC, TRC, Trident GP Sub and the members of ATLS’s board have been named as defendants in two putative unitholder class action lawsuits challenging the ATLS Merger.

The lawsuits filed generally allege that the individual defendants breached their fiduciary duties and/or contractual obligations by, among other things, failing to obtain sufficient value for the Partnership’s unitholders in the Merger. The plaintiffs seek, among other things, injunctive relief, unspecified compensatory and/or rescissory damages, attorneys’ fees, other expenses and costs. At this time, the Partnership cannot reasonably estimate the range of possible loss as a result of the lawsuit. See “Part II. Other Information – Item 1. Legal Proceedings” for more information regarding the class action lawsuits filed against the Partnership.

On October 15, 2014, the Partnership paid a cash distribution of $0.515625 per unit, or approximately $2.6 million, on its Class E Preferred Units, representing the cash distribution for the period July 15, 2014 through October 14, 2014.

On October 28, 2014, the Partnership declared a cash distribution of $0.64 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2014. The $62.2 million distribution, including $8.1 million to the General Partner for its general partner interest and incentive distribution rights, will be paid on November 14, 2014 to unitholders of record at the close of business on November 10, 2014 (see Note 5). The Partnership also determined that distributions for the Class D Preferred Units would be paid in-kind for the quarter ended September 30, 2014. Accordingly, the Partnership will issue approximately 321,000 additional Class D Preferred Units to the holders of the Class D Preferred Units as a preferred unit distribution in kind for the quarter ended September 30, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this Form 10-Q, the words “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A under the caption “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2013 as supplemented by this Form 10-Q. These risks and uncertainties could cause actual results to differ materially from the results stated or implied in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

As a result of the May 2014 sale of two former subsidiaries holding an interest in West Texas LPG Pipeline Limited Partnership (“WTLPG”) (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) – Note 4 – West Texas LPG Limited Partnership), we assessed our reportable segments and realigned them into two new segments: Oklahoma Gathering and Processing (“Oklahoma”) and Texas Gathering and Processing (“Texas”). These reportable segments reflect the way we will manage our operations going forward.

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

As of September 30, 2014, our Oklahoma segment owns, has interests in and operates ten natural gas processing plants with aggregate capacity of approximately 950 MMCFD, a gas treating facility and approximately 7,100 miles of active natural gas gathering systems located in Oklahoma and Kansas. As of September 30, 2014, our Texas segment owns, has interests in and operates seven natural gas processing plants with aggregate capacity of approximately 1,050 MMCFD and approximately 4,100 miles of active natural gas gathering systems located in Texas. Our gathering systems gather natural gas from oil and natural gas wells and central delivery points and deliver this gas to processing plants, as well as third-party pipelines.

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

Recent Events

On September 15, 2014, we placed in service a new 200 MMCFD cryogenic processing plant, known as the Edward plant, in our WestTX system in the Permian Basin of West Texas, increasing the WestTX system capacity to 655 MMCFD.

On August 28, 2014, we entered into a Second Amended and Restated Credit Agreement (the “Revised Credit Agreement”) which, among other changes:

•	extended the maturity date to August 28, 2019;

•	increased the revolving credit commitment from $600 million to $800 million and the incremental revolving credit amount from $200 million to $250 million;

•	reduced by 0.25% the applicable margin used to determine interest rates for LIBOR Rate Loans, as defined in the Revised Credit Agreement, and for Base Rate Loans, as defined in the Revised Credit Agreement, depending on the Consolidated Funded Debt Ratio, as defined in the Revised Credit Agreement;

•	allows us to request incremental term loans, provided the sum of any revolving credit commitments and incremental term loans may not exceed $1.05 billion; and

•	changed the per annum interest rate on borrowings to (i) the higher of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) three-month LIBOR plus 1.0%, or (ii) the LIBOR rate for the applicable period (each plus the applicable margin). Previously, part (c) was stated as: one-month LIBOR plus 1.0%.

On June 25, 2014, we placed in service a new 200 MMCFD cryogenic processing plant, known as the Silver Oak II plant, in our SouthTX system in the Eagleford Shale play of South Texas, increasing the SouthTX system capacity to 400 MMCFD.

On May 14, 2014, we completed the sale of two indirect subsidiaries, which held an aggregate 20% interest in WTLPG, to a subsidiary of Martin Midstream Partners L.P. (NYSE: MMLP). We received $131.0 million in proceeds, net of selling costs and working capital adjustments, which were used to pay down the revolving credit facility. As a result of the sale, we recorded a $0.6 million loss and a $47.8 million gain on asset dispositions on our consolidated statements of operations for the three and nine months ended September 30, 2014, respectively. (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) – Note 4 – West Texas LPG Pipeline Limited Partnership”).

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

On March 17, 2014, we issued 5,060,000 of our 8.25% Class E cumulative redeemable perpetual preferred units (“Class E Preferred Units”) to the public at an offering price of $25.00 per Class E Preferred Unit. We received $122.3 million in net proceeds. The proceeds were used to pay down the revolving credit facility (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) – Note 5 – Class E Preferred Units”).

On March 11, 2014, we entered into an amendment to the credit agreement governing our revolving credit facility which, among other changes:

•	adjusted the duration of, and maximum ratios allowed during, the Acquisition Period, as defined in the credit agreement, for the Consolidated Funded Debt Ratio, as defined in the credit agreement; and

•	permitted the payment of cash distributions, if any, on the Class E Preferred Units so long as we have a pro forma Minimum Liquidity, as defined in the credit agreement, of greater than or equal to $50 million.

Subsequent Events

On October 13, 2014, Atlas Energy, L.P. (“ATLS”), Atlas Pipeline Partners GP, LLC, (the “General Partner”), and we entered into a definitive merger agreement with Targa Resources Corp. (“TRC”), Targa Resources Partners LP (“TRP”) and certain other parties (the “Merger Agreement”), pursuant to which TRP agreed to acquire us through a merger of a newly formed wholly-owned subsidiary of TRP with and into us (the “Merger”). Upon completion of the Merger, holders of our common units will have the right to receive (i) 0.5846 TRP common units and (ii) $1.26 in cash for each of our common units. Subject to the terms and conditions of the Merger Agreement, we have agreed to exercise our right under the certificate of designation of the Class D convertible preferred units (“Class D Preferred Units”) to convert all outstanding Class D Preferred Units into common units and to exercise our right under the certificate of designation of the Class E Preferred Units to redeem the Class E Preferred Units, and TRP has agreed to deposit the funds for such redemption with the paying agent.

Concurrently with the Merger Agreement, ATLS announced that it entered into a definitive merger agreement with TRC (the “ATLS Merger Agreement”), pursuant to which TRC agreed to acquire ATLS through a merger of a newly formed wholly-owned subsidiary of TRC with and into ATLS (the “ATLS Merger”).

Concurrently with the Merger Agreement and the ATLS Merger Agreement, ATLS agreed to (i) transfer its assets and liabilities, other than those related to us, to Atlas Energy Group, LLC (“Atlas Energy Group”), which is currently a subsidiary of ATLS and (ii) immediately prior to the ATLS Merger, effect a pro rata distribution to the ATLS unitholders of common units of Atlas Energy Group representing a 100% interest in Atlas Energy Group (the “Spin-Off”)

The closing of the Merger is subject to approval by our unitholders and other closing conditions, including the completion of the ATLS Merger and the Spin-Off. Completion of each of the ATLS Merger and the Spin-Off are also conditioned on the parties standing ready to complete the Merger.

Following the announcement on October 13, 2014 of the Merger, we, our General Partner, ATLS, TRC, TRP, Targa Resources GP LLC, Trident MLP Merger Sub LLC and the members of the managing board of our General Partner have been named as defendants in three putative unitholder class action lawsuits challenging the Merger. In addition, ATLS, Atlas Energy GP, LLC, TRC, Trident GP Sub and the members of ATLS’s board have been named as defendants in two putative unitholder class action lawsuits challenging the ATLS Merger.

The lawsuits filed generally allege that the individual defendants breached their fiduciary duties and/or contractual obligations by, among other things, failing to obtain sufficient value for our unitholders in the Merger. The plaintiffs seek, among other things, injunctive relief, unspecified compensatory and/or rescissory damages, attorneys’ fees, other expenses and costs. At this time, we cannot reasonably estimate the range of possible loss as a result of the lawsuit. See “Part II. Other Information – Item 1. Legal Proceedings” for more information regarding the class action lawsuits filed against us.

On October 15, 2014, we paid a cash distribution of $0.515625 per unit, or approximately $2.6 million, on our Class E Preferred Units, representing the cash distribution for the period July 15, 2014 through October 14, 2014 (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) – Note 5 – Class E Preferred Units”).

On October 28, 2014, we declared a cash distribution of $0.64 per unit on our outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2014. The $62.2 million distribution, including $8.1 million to the General Partner for its general partner interest and incentive distribution rights, will be paid on November 14, 2014 to unitholders of record at the close of business on November 10, 2014 (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) – Note 5 – Cash Distributions”). We also determined that distributions for the Class D Preferred Units would be paid in-kind for the quarter ended September 30, 2014. Accordingly, we will distribute approximately 321,000 additional Class D Preferred Units to the holders of the Class D Preferred Units as a preferred unit distribution for the quarter ended September 30, 2014.

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

Non-GAAP Financial Measures

The following tables reconcile the non-GAAP financial measurements used by management to their most directly comparable GAAP measures for the three and nine months ended September 30, 2014 and 2013 (in thousands):

RECONCILIATION OF GROSS MARGIN

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$49,374	$(25,564)	$116,924	$(42,965)
Adjustments:
Derivative (gain) loss, net	(24,155)	24,517	(9,117)	9,493
Other income, net	(13,561)	(2,943)	(18,400)	(8,661)
Operating expenses(1)	29,836	25,491	81,964	91,020
General and administrative expense(2)	18,074	17,887	54,430	44,231
Depreciation and amortization	50,173	51,080	148,632	127,921
Interest	22,553	24,347	69,275	65,614
Income tax benefit	(623)	(817)	(1,519)	(854)
Equity loss in joint ventures	4,711	1,882	10,464	314
Loss on early extinguishment of debt	—	—	—	26,601
(Gain) loss on asset sales and other	636	—	(47,829)	1,519
Non-cash linefill (gain) loss(3)	811	(1,039)	717	332

Gross margin	$137,829	$114,841	$405,541	$314,565

(1)	Operating expenses include plant operating expenses; transportation and compression expenses; and other expenses.
(2)	General and administrative includes compensation reimbursement to affiliates.
(3)	Represents the non-cash impact of commodity price movements on pipeline linefill.

RECONCILIATION OF EBITDA, ADJUSTED EBITDA AND DISTRIBUTABLE CASH FLOW

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$49,374	$(25,564)	$116,924	$(42,965)
Adjustments:
Interest expense	22,553	24,347	69,275	65,614
Income tax benefit	(623)	(817)	(1,519)	(854)
Depreciation and amortization	50,173	51,080	148,632	127,921

EBITDA	121,477	49,046	333,312	149,716
Adjustments:
Income attributable to non-controlling interests(1)	(4,029)	(1,514)	(10,456)	(4,693)
Non-controlling interest depreciation, amortization and interest expense(2)	(1,018)	(917)	(2,630)	(2,888)
Equity loss in joint ventures	4,711	1,882	10,464	314
Distributions from joint ventures	1,064	1,800	5,264	5,400
Loss on early extinguishment of debt	—	—	—	26,601
(Gain) loss on asset disposition	636	—	(47,829)	1,519
Non-cash gain on derivatives	(26,684)	23,610	(28,100)	13,066
Premium expense on derivative instruments	1,311	4,824	4,826	11,844
Unrecognized economic impact of acquisitions	—	42	—	1,168
Other expenses	(1)	685	16	19,585
Non-cash compensation	6,376	5,998	19,258	13,818
Non-cash line fill (gain) loss(3)	811	(1,039)	717	332
Minimum volume adjustment(4)	1,935	(216)	5,438	2,437

Adjusted EBITDA	106,589	84,201	290,280	238,219
Adjustments:
Interest expense	(22,553)	(24,347)	(69,275)	(65,614)
Preferred dividend obligation	(2,609)	—	(5,624)	—
Amortization of deferred finance costs	1,772	1,836	5,502	5,119
Premium expense on derivative instruments	(1,311)	(4,824)	(4,826)	(11,844)
Maintenance capital, net(5)	(7,277)	(6,232)	(17,815)	(13,759)

Distributable Cash Flow	$74,611	$50,634	$198,242	$152,121

(1)	Represents Anadarko Petroleum Corporation’s (“Anadarko” – NYSE: APC) non-controlling interest in the operating results of Atlas Pipeline Mid-Continent WestOk, LLC (“WestOK”) and Atlas Pipeline Mid-Continent WestTex, LLC (“WestTX”); and MarkWest Oklahoma Gas Company, LLC’s, (“MarkWest”), a wholly-owned subsidiary of MarkWest Energy Partners, L.P. (NYSE: MWE) non-controlling interest in Centrahoma Processing, LLC (“Centrahoma”).
(2)	Represents the depreciation, amortization and interest expense included in income attributable to non-controlling interest for MarkWest’s interest in Centrahoma.
(3)	Represents the non-cash impact of commodity price movements on pipeline linefill.
(4)	Represents minimum volume adjustments on certain producer throughput contracts.
(5)	Net of non-controlling interest maintenance capital of $140 thousand and $184 thousand for the three months ended September 30, 2014 and 2013, respectively, and $482 thousand and $360 thousand for the nine months ended September 30, 2014 and 2013, respectively.

Results of Operations

The following tables illustrate selected pricing before the effect of derivatives and volumetric information for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent Change	2014	2013	Percent Change
Pricing:
Weighted Average Market Prices:
NGL price per gallon – Conway hub	$0.80	$0.81	(1.2)%	$0.89	$0.80	11.3%
NGL price per gallon – Mt. Belvieu hub	0.82	0.85	(3.5)%	0.89	0.83	7.2%
Oklahoma
Natural gas sales ($/MMBTU):
SouthOK	3.80	3.37	12.8%	4.23	3.47	21.9%
WestOK	3.70	3.30	12.1%	4.17	3.45	20.9%
NGL sales ($/gallon):
SouthOK	1.03	0.87	18.4%	1.03	0.74	39.2%
WestOK	1.08	1.08	—%	1.12	1.01	10.9%
Condensate sales ($/barrel):
SouthOK	91.10	103.45	(11.9)%	92.43	94.53	(2.2)%
WestOK	91.49	96.86	(5.5)%	91.41	88.10	3.8%
Texas
Natural gas sales ($/MMBTU):
SouthTX	4.02	N/A	N/A	4.29	N/A	N/A
WestTX	3.80	3.32	14.5%	4.21	3.40	23.8%
NGL sales ($/gallon):
SouthTX	0.82	0.75	9.3%	0.90	0.73	23.3%
WestTX	0.92	0.92	—%	0.94	0.90	4.4%
Condensate sales ($/barrel):
SouthTX	83.43	92.94	(10.2)%	85.79	91.05	(5.8)%
WestTX	88.41	106.27	(16.8)%	92.91	98.78	(5.9)%
Weighted Average
Natural gas sales ($/MMBTU):	3.75	3.34	12.3%	4.19	3.46	21.1%
NGL sales ($/gallon):	0.98	0.92	6.5%	1.01	0.87	16.1%
Condensate sales ($/barrel):	90.09	101.48	(11.2)%	91.78	92.82	(1.1)%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent Change	2014	2013	Percent Change
Operating data:
Oklahoma
SouthOK system(1):
Gathered gas volume (MCFD)	435,018	423,322	2.8%	422,800	412,715	2.4%
Processed gas volume (MCFD)	409,452	397,358	3.0%	397,041	385,854	2.9%
Residue gas volume (MCFD)	376,350	338,369	11.2%	363,508	322,804	12.6%
NGL volume (BPD)	28,298	32,951	(14.1)%	28,638	36,425	(21.4)%
Condensate volume (BPD)	530	441	20.2%	639	513	24.6%
WestOK system:
Gathered gas volume (MCFD)	573,957	505,222	13.6%	553,434	488,219	13.4%
Processed gas volume (MCFD)	545,301	479,270	13.8%	528,768	462,932	14.2%
Residue gas volume (MCFD)	498,451	442,304	12.7%	484,762	428,056	13.2%
NGL volume (BPD)	26,223	21,522	21.8%	24,315	20,021	21.4%
Condensate volume (BPD)	2,533	1,759	44.0%	2,374	1,892	25.5%
Texas
SouthTX system:
Gathered gas volume (MCFD)	134,064	141,282	(5.1)%	116,315	131,815	(11.8)%
Processed gas volume (MCFD)	133,719	140,557	(4.9)%	114,180	131,000	(12.8)%
Residue gas volume (MCFD)	106,332	114,287	(7.0)%	92,399	105,495	(12.4)%
NGL volume (BPD)	16,336	17,990	(9.2)%	14,020	16,524	(15.2)%
Condensate volume (BPD)	191	108	76.9%	170	85	100.0%
WestTX system(1):
Gathered gas volume (MCFD)	508,010	383,466	32.5%	459,348	349,894	31.3%
Processed gas volume (MCFD)	473,644	355,203	33.3%	434,675	316,760	37.2%
Residue gas volume (MCFD)	348,921	265,648	31.3%	321,510	235,310	36.6%
NGL volume (BPD)	62,086	47,663	30.3%	56,215	40,322	39.4%
Condensate volume (BPD)	2,490	2,598	(4.2)%	1,972	1,881	4.8%
Barnett system:
Average throughput volumes (MCFD)	20,327	22,727	(10.6)%	20,296	21,408	(5.2)%

(1)	Operating data for SouthOK and WestTX represent 100% of operating activity for these systems. SouthOK gathered volumes include volumes gathered by MarkWest and processed through the Arkoma facilities.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following table and discussion is a summary of our consolidated results of operations for the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,			Percent Change
	2014	2013	Variance
Gross margin(1)
Natural gas and liquids sales	$673,888	$535,719	$138,169	25.8%
Transportation, processing and other fees	49,578	43,725	5,853	13.4%
Less: non-cash line fill gain (loss)(2)	(811)	1,039	(1,850)	(178.1)%
Less: natural gas and liquids cost of sales	586,448	463,564	122,884	26.5%

Gross margin	137,829	114,841	22,988	20.0%
Gross margin %	20.5%	21.4%
Expenses:
Operating expenses	29,837	24,806	5,031	20.3%
General and administrative(3)	18,074	17,887	187	1.0%
Other expenses	(1)	685	(686)	(100.1)%
Depreciation and amortization	50,173	51,080	(907)	(1.8)%
Interest expense	22,553	24,347	(1,794)	(7.4)%

Total expenses	120,636	118,805	1,831	1.5%
Other income items:
Derivative gain (loss), net	24,155	(24,517)	48,672	198.5%
Other income, net	13,561	2,943	10,618	360.8%
Non-cash line fill gain (loss)(2)	(811)	1,039	(1,850)	(178.1)%
Equity loss in joint ventures	(4,711)	(1,882)	(2,829)	(150.3)%
Gain on asset disposition	(636)	—	(636)	(100.0)%
Income tax benefit	623	817	(194)	(23.7)%
Income attributable to non-controlling interests(4)	(4,029)	(1,514)	(2,515)	(166.1)%
Preferred unit imputed dividend effect	(11,378)	(11,378)	—	—%
Preferred unit dividends in kind	(11,408)	(9,072)	(2,336)	(25.7)%
Preferred unit dividends	(2,609)	—	(2,609)	(100.0)%

Net income (loss) attributable to common limited partners and General Partner	$19,950	$(47,528)	$67,478	142.0%

Non-GAAP financial data:
EBITDA(1)	$121,477	$49,046	$72,431	147.7%
Adjusted EBITDA(1)	106,589	84,201	22,388	26.6%
Distributable cash flow(1)	74,611	50,634	23,977	47.4%

(1)	Gross margin, EBITDA, Adjusted EBITDA and distributable cash flow are non-GAAP financial measures (see “–How We Evaluate Our Operations” and “Non-GAAP Financial Measures”).
(2)	Includes the non-cash impact of commodity price movements on pipeline linefill.
(3)	General and administrative also includes compensation reimbursement to affiliates.
(4)	Represents Anadarko’s non-controlling interest in the operating results of the WestOK and WestTX systems and MarkWest’s non-controlling interest in Centrahoma.

Gross margin

Gross margin from natural gas and liquids sales and transportation, processing and other fees and the related natural gas and liquids cost of sales for the three months ended September 30, 2014 increased primarily due to higher production volumes. Overall gross margin percentages are lower for the three months ended September 30, 2014 due to an increase in POP contracts during the period, which reduced our commodity price risk, but negatively impacted our gross margin rate.

•	Oklahoma For the three months ended September 30, 2014, Oklahoma gross margins increased $12.5 million compared to the prior year period. Gathering and processing volumes on the WestOK system for the three months ended September 30, 2014 increased as a result of increased production on the gathering systems, which continue to be expanded to meet producer demand.

•	Texas For the three months ended September 30, 2014, Texas gross margins increased $10.8 million compared to the prior year period. The WestTX system’s gathering and processing volumes for the three months ended September 30, 2014 increased compared to the prior year period due to continued increased volumes from Pioneer Natural Resources Company (NYSE: PXD) and others as a result of their continued drilling programs.

Expenses

Operating expenses, comprised primarily of plant operating expenses and transportation and compression expenses, for the three months ended September 30, 2014 increased due to continued expansion of our gathering and processing systems across both the Oklahoma and Texas segments (see “–Recent Events”).

Other expenses for the three months ended September 30, 2013 represented acquisition costs related to the TEAK Acquisition.

Interest expense for the three months ended September 30, 2014 decreased primarily due to a $2.3 million increase in capitalized interest offset by a $0.6 million increase on the senior secured revolving credit facility. The increase in capitalized interest is due to increased capital expenditures over the same period last year. The increase in the interest on senior secured revolving credit facility is due to increased borrowings compared to the prior year period. (see “Item 1: Notes to Consolidated Financial Statements (Unaudited) – Note 13 –Revolving Credit Facility”).

Other income items

Derivative gain (loss), net for the three months ended September 30, 2014 had a $50.3 million favorable mark-to-market gain (loss) compared to the prior year period primarily due to a $26.7 million mark-to-market gain in the current year period as a result of a decrease in forward prices combined with an increase in forward prices during the prior year period resulting in $23.6 million mark-to-market losses on derivatives, offset by a $1.7 million unfavorable variance in cash settlements in the current year period compared to the prior year period mainly due to favorable propane swap settlements in the prior year period. While we utilize either quoted market prices or observable market data to calculate the fair value of natural gas and crude oil derivatives, valuations of NGL fixed price swaps are based on a forward price curve modeled on a regression analysis of quoted price curves for NGLs for similar geographic locations, and valuations of NGL options are based on forward price curves developed by third-party financial institutions. The use of unobservable market data for NGL fixed price swaps and NGL options has no impact on the settlement of these derivatives. However, a change in management’s estimated fair values for these derivatives could impact net income, although it would have no impact on liquidity or capital resources (see “Item 1: Notes to Consolidated Financial Statements (Unaudited) – Note 10” for further discussion of derivative instrument valuations). We recognized a $9.4 million mark-to-market gain and a $21.5 million mark-to-market loss on derivatives valued based upon unobservable inputs for the three months ended September 30, 2014 and 2013, respectively. We enter into derivative instruments solely to hedge our forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. See further discussion of derivatives under “Item 3: Quantitative and Qualitative Disclosures About Market Risk.”

Other income had a favorable variance for the three months ended September 30, 2014 compared to the prior year period primarily due to an arrangement with respect to our SouthTX system.

Non-cash linefill gain (loss) had an unfavorable variance for the three months ended September 30, 2014 compared to the prior year period primarily due to the changes in the forward prices as described for the derivative gain (loss), net. (see “Item 1: Notes to Consolidated Financial Statements (Unaudited) – Note 11 –Fair Value of Financial Instruments –NGL Linefill”).

Equity loss in joint ventures had an unfavorable variance for the three months ended September 30, 2014 mainly due to $1.4 million income in the prior year period related to WTLPG, which was sold on May 14, 2014 (see “Recent Events”) and due to a $1.5 million dollar increase in the loss on the T2 Eagle Ford joint venture. The T2 LaSalle and T2 Eagle Ford joint ventures are structured to earn revenues equal to their operating costs, exclusive of depreciation expense. The loss primarily represents depreciation expense.

Income tax benefit for the three months ended September 30, 2014 represents the deferred income tax benefit related to the loss incurred by APL Arkoma, Inc. The unfavorable variance compared to the prior period is due to APL Arkoma, Inc. incurring a smaller taxable loss compared to the prior period.

Income attributable to non-controlling interests for the three months ended September 30, 2014 increased $2.2 million in our Oklahoma segment primarily due to Anadarko’s non-controlling interest in higher net income for the WestOK joint venture, and due to MarkWest’s non-controlling interest in higher net income for the Centrahoma joint venture. The increase in net income of the WestOK joint venture was principally due to higher gross margins on the sale of commodities, resulting from higher volumes. The increase in net income of the Centrahoma joint venture was due to the start-up of the Stonewall Plant on May 1, 2014 (see “–Recent Events”), which resulted in higher processing revenues during the period.

Income attributable to non-controlling interests for the three months ended September 30, 2014 increased $0.3 million in our Texas segment primarily due to Anadarko’s non-controlling interest in higher net income for the WestTX joint venture. The increase in net income of the WestTX joint venture was principally due to higher gross margins on the sale of commodities, resulting from higher volumes.

Preferred unit dividends in-kind for the three months ended September 30, 2014 represent the distributions to the Class D Preferred Units, which have been declared (see “Item 1: Notes to Consolidated Financial Statements (Unaudited) – Note 5 – Class D Preferred Units”). The unfavorable variance compared to the prior period is due to an increased distribution per unit and increased preferred units outstanding over the prior year period.

Preferred unit dividends for the three months ended September 30, 2014 represent the distributions to the Class E Preferred Units, attributable to the three month period ended September 30, 2014 (see “–Class E Preferred Units”).

Non-GAAP financial data

EBITDA had a favorable variance for the three months ended September 30, 2014 compared to the prior year period mainly due to mark-to-market gains on derivatives in the current year period compared to mark-to-market losses on derivatives in the prior year period, as discussed above in “–Other income items,” and due to the favorable gross margin variance, as discussed above in “–Gross margin.”

Adjusted EBITDA had a favorable variance for the three months ended September 30, 2014 compared to the prior year period mainly due to the improved gross margin variance, as discussed above in “–Gross margin,” partially offset by higher operating expenses discussed above in “–Expenses.”

Distributable cash flow had a favorable variance for the three months ended September 30, 2014 compared to the prior year period mainly due to the favorable Adjusted EBITDA variance, as discussed above, partially offset by preferred unit dividends, as discussed above in “–Other income items,” and by higher maintenance capital expenditures (see further discussion of capital expenditures under “–Capital Requirements”).

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following table and discussion is a summary of our consolidated results of operations for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013	Variance	Percent Change
Gross margin(1)
Natural gas and liquids sales	$2,004,567	$1,410,797	$593,770	42.1%
Transportation, processing and other fees	143,058	116,756	26,302	22.5%
Less: non-cash line fill loss(2)	(717)	(332)	(385)	(116.0)%
Less: natural gas and liquids cost of sales	1,742,801	1,213,320	529,481	43.6%

Gross margin	405,541	314,565	90,976	28.9%
Gross margin %	20.2%	22.3%
Expenses:
Operating expenses	81,948	71,435	10,513	14.7%
General and administrative(3)	54,430	44,231	10,199	23.1%
Other expenses	16	19,585	(19,569)	(99.9)%
Depreciation and amortization	148,632	127,921	20,711	16.2%
Interest expense	69,275	65,614	3,661	5.6%

Total expenses	354,301	328,786	25,515	7.8%
Other income items:
Derivative gain (loss), net	9,117	(9,493)	18,610	196.0%
Other income, net	18,400	8,661	9,739	112.4%
Non-cash line fill loss(2)	(717)	(332)	(385)	(116.0)%
Equity loss in joint ventures	(10,464)	(314)	(10,150)	(3,232.5)%
Gain (loss) on asset disposition	47,829	(1,519)	49,348	3,248.7%
Loss on early extinguishment of debt	—	(26,601)	26,601	(100.0)%
Income tax benefit	1,519	854	665	77.9%
Income attributable to non-controlling interests(4)	(10,456)	(4,693)	(5,763)	(122.8)%
Preferred unit imputed dividend effect	(34,134)	(18,107)	(16,027)	(88.5)%
Preferred unit dividends in kind	(31,533)	(14,413)	(17,120)	(118.8)%
Preferred unit dividends	(5,624)	—	(5,624)	(100.0)%

Net income (loss) attributable to common limited partners and General Partner	$35,177	$(80,178)	$115,355	143.9%

Non-GAAP financial data:
EBITDA(1)	$333,312	$149,716	$183,596	122.6%
Adjusted EBITDA(1)	290,280	238,219	52,061	21.9%
Distributable cash flow(1)	198,242	152,121	46,121	30.3%

(1)	Gross Margin, EBITDA, Adjusted EBITDA and Distributable cash flow are non-GAAP financial measures (see “–How We Evaluate Our Operations” and “–Non-GAAP Financial Measures”).
(2)	Includes the non-cash impact of commodity price movements on pipeline linefill.
(3)	General and administrative also includes any compensation reimbursement to affiliates.
(4)	Represents Anadarko’s non-controlling interest in the operating results of the WestOK and WestTX systems and MarkWest’s non-controlling interest in the operating results of Centrahoma.

Gross margin

Gross margin from natural gas and liquids sales and transportation, processing and other fees and the related natural gas and liquids cost of sales for the nine months ended September 30, 2014 increased primarily due to higher production volumes. Overall gross margin percentages are lower for the nine months ended September 30, 2014 due to the increase in natural gas prices, which increased at a higher rate than NGL prices, negatively impacting the gross margin rate achieved on Keep-Whole contracts. Additionally, we had an increase in POP contracts during the period, which reduced our commodity price risk, but negatively impacted our gross margin rate.

•	Oklahoma For the nine months ended September 30, 2014, Oklahoma gross margins increased $38.7 million compared to the prior year period. Gathering and processing volumes on the WestOK system for the nine months ended September 30, 2014 increased as a result of increased production on the gathering systems, which continue to be expanded to meet producer demand.

•	Texas For the nine months ended September 30, 2014, Texas gross margins increased $52.9 million compared to the prior year period. The WestTX system’s gathering and processing volumes for the nine months ended September 30, 2014 increased compared to the prior year period due to continued increased volumes from Pioneer Natural Resources Company (NYSE: PXD) and others as a result of their continued drilling programs, and due to the April 2013 start-up of the Driver plant during the prior year period. Gross margins also increased compared to the prior year period due to the acquisition of the SouthTX system as part of the TEAK Acquisition (see “Item 1. Notes to the Consolidated Financial Statements (Unaudited) – Note 3”) during the second quarter of 2013.

Expenses

Operating expenses, comprised primarily of plant operating expenses and transportation and compression expenses, for the nine months ended September 30, 2014 increased mainly in our Texas segment due to $4.7 million in additional expenses from the SouthTX systems acquired in the TEAK Acquisition (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) – Note 3”) and $6.3 million in additional expenses from the WestTX systems due to the completion of the Driver Plant in April 2013.

General and administrative expense, including amounts reimbursed to affiliates, increased for the nine months ended September 30, 2014 mainly due to a $5.4 million increase in share-based compensation related to phantom units granted to employees (see “Item 1: Notes to Consolidated Financial Statements (Unaudited) –Note 15”) and a $4.2 million increase in salaries and wages partially due to the increase in the number of employees as a result of the TEAK Acquisition (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) – Note 3”), and continued growth in our other operating areas.

Other expenses for the nine months ended September 30, 2014 decreased mainly due to acquisition costs related to the TEAK Acquisition (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) – Note 3”) recorded in the prior year period.

Depreciation and amortization expense for the nine months ended September 30, 2014 increased primarily in our Texas segment mainly due to $17.8 million additional expense related to assets acquired in the TEAK Acquisition (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) – Note 3”), and due to growth capital expenditures incurred subsequent to September 30, 2013.

Interest expense for the nine months ended September 30, 2014 increased primarily due to $6.9 million additional interest related to the 4.75% Senior Notes and $4.2 million of additional interest related to the 5.875% unsecured senior notes due August 1, 2023 (“5.875% Senior Notes”); offset by $4.2 million reduced interest expense on the 8.75% unsecured senior notes due June 15, 2018 (“8.75% Senior Notes”) and a $4.5 million increase in capitalized interest expense. The increase in the interest on the 4.75% Senior Notes and the 5.875% Senior Notes is due to their issuance in 2013 (see “Item 1: Notes to Consolidated Financial Statements (Unaudited) – Note 13 – Senior Notes”). The decrease in the interest for the 8.75% Senior Notes is due to their redemption in February 2013 (see “Item 1: Notes to Consolidated Financial Statements (Unaudited) – Note 13 – Senior Notes”). The increase in capitalized interest is due to increased capital expenditures over the same period last year.

Other income items

Derivative income (loss), net for the nine months ended September 30, 2014 had a $41.2 million favorable mark-to-market gain (loss) variance compared to the prior year period primarily due to a $28.1 million gain in the current year period due to a decrease in forward prices and an increase in forward prices during the prior year period resulting in $13.1 million mark-to-market losses. This is partially offset by a $22.6 million unfavorable variance in cash settlements in the current year period compared to the prior year period mainly due to losses on NGL swap settlements. We recognized a $7.1 million mark-to-market gain and a $6.1 million mark-to-market loss on derivatives valued based upon unobservable inputs for the nine months ended September 30, 2014 and 2013, respectively.

Other income had a favorable variance for the nine months ended September 30, 2014 compared to the prior year period primarily due to an arrangement with respect to our SouthTX system.

Non-cash linefill loss had an unfavorable variance for the nine months ended September 30, 2014 compared to the prior year period primarily due to a mark-to-market loss on linefill volumes in the WestTX system.

Equity income (loss) in joint ventures decreased for the nine months ended September 30, 2014 primarily due to a $7.6 million increased loss in the current period from the SouthTX equity method investments and due to a $2.5 million decrease in revenues from WTLPG due to its sale in May 2014 (see “Recent Events”). The T2 LaSalle and T2 Eagle Ford joint ventures are structured to earn revenues equal to their operating costs, exclusive of depreciation expense. The loss primarily represents depreciation expense.

Income tax benefit for the nine months ended September 30, 2014 represents the deferred income tax benefit related to the loss incurred at APL Arkoma, Inc. The favorable variance compared to the prior period is due to APL Arkoma, Inc. incurring a larger taxable loss compared to the prior period.

Income attributable to non-controlling interests for the nine months ended September 30, 2014 increased $4.3 million in our Oklahoma segment primarily due to Anadarko’s non-controlling interest in higher net income for the WestOK joint venture and MarkWest’s non-controlling interest in higher net income for the Centrahoma joint venture. The increase in net income in the WestOK joint venture was principally due to higher gross margins on the sale of commodities, resulting from higher volumes. The increase in net income of the Centrahoma joint venture was due to the start-up of the Stonewall Plant on May 1, 2014 (see “–Recent Events”), which resulted in higher processing revenues during the period.

Income attributable to non-controlling interests for the nine months ended September 30, 2014 increased $1.4 million in our Texas segment primarily due to Anadarko’s non-controlling interest in higher net income for the WestTX joint venture. The increase in net income in the WestTX joint venture was principally due to higher gross margins on the sale of commodities, resulting from higher volumes.

Preferred unit imputed dividend effect for the nine months ended September 30, 2014 represents the accretion of the beneficial conversion discount of the Class D Preferred Units (see “Item 1: Notes to Consolidated Financial Statements (Unaudited) – Note 5 – Class D Preferred Units”). The unfavorable variance compared to the prior period is due to the issuance of the Class D Preferred Units during May 2013.

Preferred unit dividends in-kind for the nine months ended September 30, 2014 represent the distributions to the Class D Preferred Units, which have been declared (see “Item 1: Notes to Consolidated Financial Statements (Unaudited) – Note 5 – Class D Preferred Units”). The unfavorable variance compared to the prior period is due to the issuance of the Class D Preferred Units during May 2013.

Preferred unit dividends for the nine months ended September 30, 2014 represent the distributions to the Class E Preferred Units, attributable to the nine month period ended September 30, 2014 (see “–Class E Preferred Units”).

Non-GAAP financial data

EBITDA had a favorable variance for the nine months ended September 30, 2014 compared to the prior year period mainly due to the favorable gross margin as discussed above in “–Gross margin”; the prior year loss on early extinguishment of debt as discussed in “–Other income items” above; the gain on sale of WTLPG during the current year period as discussed above in “–Other income items”; and the favorable derivative gain (loss), net as discussed above in “–Other income items.”

Adjusted EBITDA had a favorable variance for the nine months ended September 30, 2014 compared to the prior year period mainly due to the improved gross margin variance, as discussed above in “–Gross margin,” partially offset by higher operating expenses and general and administrative expenses as discussed above in “–Expenses”.

Distributable cash flow had a favorable variance for the nine months ended September 30, 2014 compared to the prior year period mainly due to the favorable Adjusted EBITDA variance, as discussed above, partially offset by higher interest expense and preferred unit dividends as discussed above in “–Expenses” and “–Other income items,” respectively.

Liquidity and Capital Resources

General

At September 30, 2014, we had $200.0 million outstanding borrowings under our $800.0 million senior secured revolving credit facility and $3.4 million of outstanding letters of credit, which are not reflected as borrowings on our consolidated balance sheets, with $596.6 million of remaining committed capacity under the revolving credit facility, (see “–Revolving Credit Facility”). We were in compliance with the credit facility’s covenants at September 30, 2014. We had a working capital deficit of $85.6 million at September 30, 2014 compared with a $78.4 million working capital deficit at December 31, 2013. We believe we will have sufficient liquid assets, cash from operations and borrowing capacity to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures for at least the next twelve-month period. However, we are subject to business, operational and other risks that could adversely affect our cash flows. We may need to supplement our cash generation with proceeds from financing activities, including borrowings under our revolving credit facility and other borrowings, the issuance of additional limited partner units and sales of our assets.

Cash Flows – Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following table details the cash flow changes between the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,			Percent Change
	2014	2013	Variance
Net cash provided by (used in):
Operating activities	$234,161	$151,121	$83,040	54.9%
Investing activities	(350,089)	(1,338,149)	988,060	73.8%
Financing activities	117,750	1,194,069	(1,076,319)	(90.1)%

Net change in cash and cash equivalents	$1,822	$7,041	$(5,219)	—

Net cash provided by operating activities for the nine months ended September 30, 2014 increased compared to the prior year period primarily due to a $77.0 million increase in net earnings from continuing operations excluding non-cash charges. The increase is primarily due to increased gross margins from the sale of natural gas and NGLs offset by an increase in operating expense and general and administrative expense (see “–Results of Operations”).

Net cash used in investing activities for the nine months ended September 30, 2014 decreased compared to the prior year period mainly due to the $1.0 billion TEAK Acquisition (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) – Note 3”) in the prior year period and due to the receipt of $131.0 million in net proceeds from the sale of WTLPG (see “–Recent Events”), partially offset by an increase in capital expenditures of $145.3 million in the current year period compared to the prior year period (see further discussion of capital expenditures under “–Capital Requirements”).

Net cash provided by financing activities for the nine months ended September 30, 2014 decreased compared to the prior year period mainly due to (i) $637.3 million provided by the issuance of the 5.875% Senior Notes in the prior year period; (ii) $397.7 million provided by the issuance of Class D Preferred Units in the prior year period; (iii) $391.2 million provided by the issuance of the 4.75% Senior Notes in the prior year period; and (iv) $388.4 million provided by the April 2013 common unit issuance of 11,845,000 common units in the prior year period. These decreases were partially offset by (i) the

$391.4 million redemption of the 8.75% Senior Notes, including the cost of early retirement of debt in the prior year period; (ii) a $193.0 million net decrease in the prior year period to outstanding borrowings on the revolving credit facility; and (iii) $122.3 million provided by the issuance of the Class E Preferred Units in the current period (see “–Class E Preferred Units”). The gross amount of borrowings and repayments under the revolving credit facility included within net cash provided by financing activities in the consolidated combined statements of cash flows, which are generally in excess of net borrowings or repayments during the period or at period end, reflect the timing of (i) cash receipts, which generally occur at specific intervals during the period and are utilized to reduce borrowings under the revolving credit facility, and (ii) payments, which generally occur throughout the period and increase borrowings under the revolving credit facility, which is generally common practice for the industry.

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

The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Maintenance capital expenditures	$7,417	$6,416	$18,297	$14,119
Expansion capital expenditures	185,151	105,736	454,850	313,742

Total	$192,568	$112,152	$473,147	$327,861

The increase in maintenance capital expenditures for the three and nine months ended September 30, 2014 when compared with the corresponding prior year period was due to fluctuations in the timing of scheduled maintenance activity.

Expansion capital expenditures increased for the three and nine months ended September 30, 2014 primarily due to construction costs for (i) the Stonewall plant within SouthOK, which was placed in service May 1, 2014 (see “–Recent Events”), (ii) the Silver Oak II plant within SouthTX placed in service on June 25, 2014 (see “–Recent Events”), (iii) the Edward plant within WestTX placed in service on September 15, 2014 (see “–Recent Events”); and (iv) the construction of the Velma to Arkoma connection within SouthOK scheduled to be completed during the fourth quarter of 2014. As of September 30, 2014, we had approved additional expenditures of approximately $346.5 million on processing facility expansions, pipeline extensions and compressor station upgrades, of which approximately $165.8 million in purchase commitments had been made. We expect to fund these projects through operating cash flows and borrowings under our revolving credit facility.

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

The Class D Preferred Units received distributions of additional Class D Preferred Units for the first four full quarterly periods following their issuance in May 2013, and thereafter will receive distributions in Class D Preferred Units, or cash, or a combination of Class D Preferred Units and cash, at the discretion of our General Partner.

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

Available cash is initially distributed 98% to our common limited partners and 2.0% to our General Partner. These distribution percentages are modified to provide for incentive distributions to be paid to our General Partner if quarterly distributions to common limited partners exceed specified targets. Incentive distributions are generally defined as all cash distributions paid to our General Partner that are in excess of 2.0% of the aggregate amount of cash being distributed. Our General Partner, holder of all our incentive distribution rights, has agreed to allocate up to $3.75 million of its incentive distribution rights per quarter back to us after the General Partner receives an initial $7.0 million of incentive distribution rights per quarter. Incentive distributions of $5.9 million and $4.8 million were paid during the three months ended September 30, 2014 and 2013, respectively, and $15.8 million and $10.1 million were paid during the nine months ended September 30, 2014 and 2013, respectively.

Common Equity Offerings

On May 12, 2014, we entered into the 2014 EDA with the sales agents named therein (see “–Recent Events”). Pursuant to the 2014 EDA, we may offer and sell from time to time through the sales agents, common units having an aggregate value up to $250.0 million. Sales are at market prices prevailing at the time of the sale.

During the three months ended September 30, 2014 and 2013, we issued 2,095,818 and 1,772,800 common units, respectively, under the 2014 EDA and an Equity Distribution Agreement entered into in November 2012 (the “2012 EDA” and together with the 2014 EDA, the “EDAs”) for net proceeds of $74.2 million and $63.7 million, respectively, net of $0.8 million and $1.3 million, respectively, in commissions paid to the sales agents. During the nine months ended September 30, 2014 and 2013, we issued 3,558,005 and 2,863,080 common units, respectively, under the EDAs for net proceeds of $121.6 million and $102.7 million, respectively, net of $1.2 million and $2.1 million, respectively, in commissions paid to the sales agents. We also received capital contributions from the General Partner of $1.5 million and $1.3 million during the three months ended September 30, 2014 and 2013, respectively, and $2.5 million and $2.1 million during the nine months ended September 30, 2014 and 2013, respectively, to maintain its 2.0% general partner interest in us. The net proceeds from the common unit offerings were utilized for general partnership purposes. As of September 30, 2014, we had $127.0 million remaining capacity under the 2014 EDA (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) – Note 5”).

Class E Preferred Units

On March 17, 2014, we issued 5,060,000 of our Class E Preferred Units to the public at an offering price of $25.00 per Class E Preferred Unit. We received $122.3 million in net proceeds, which were used to pay down the revolving credit facility. We will make cumulative cash distributions on the Class E Preferred Units from the date of original issue. The cash distributions will be payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year, when, and if, declared by the board of directors. The initial distribution on the Class E Preferred Units was paid on July 15, 2014 in an amount equal to $0.67604 per unit, or approximately $3.4 million. Going forward, we will pay cumulative distributions in cash on the Class E Preferred Units on a quarterly basis at a rate of $0.515625 per unit, or 8.25% per year (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) –Note 5 –Class E Preferred Units”).

On October 15, 2014, we paid a cash distribution of $0.515625 per unit, or approximately $2.6 million, on our Class E Preferred Units, representing the cash distribution for the period July 15, 2014 through October 14, 2014 (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) – Note 5 – Class E Preferred Units”).

Off Balance Sheet Arrangements

As of September 30, 2014, our off balance sheet arrangements include our letters of credit, issued under the provisions of our revolving credit facility, totaling $3.4 million, and surety bonds under which our maximum liability is $10.4 million. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate, (ii) surety, and (iii) counterparty support.

We have certain long-term unconditional purchase obligations and commitments, primarily throughput contracts. These agreements provide transportation services to be used in the ordinary course of our operations.

Revolving Credit Facility

At September 30, 2014, we had an $800.0 million senior secured revolving credit facility with a syndicate of banks, which matures in August 2019. The weighted average interest rate for borrowings on the revolving credit facility, at September 30, 2014, was 2.7%. Up to $50.0 million of the revolving credit facility may be utilized for letters of credit, of which $3.4 million was outstanding at September 30, 2014. These outstanding letter of credit amounts were not reflected as borrowings on our consolidated balance sheets.

On August 28, 2014, we entered into a Second Amended and Restated Credit Agreement which, among other changes, extended the maturity date; increased the revolving credit commitment and incremental revolving credit amount; and reduced the applicable margin used to determine interest rates by 0.25% (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) –Note 13 –Revolving Credit Facility”).

On March 11, 2014, we entered into an amendment to the credit agreement governing our revolving credit facility, which among other changes, adjusted the Acquisition Period for the Consolidated Funded Debt Ratio, and permitted the payment of cash distributions on the Class E Preferred Units (see “Item 1. Notes to Consolidated Financial Statements (Unaudited) –Note 13 –Revolving Credit Facility”).

The events that constitute an event of default for our revolving credit facility include payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against us in excess of a specified amount, and a change of control of our General Partner. As of September 30, 2014, we were in compliance with all covenants under the revolving credit facility.

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

The information about commodity price risk and interest rate risk for the three and nine months ended September 30, 2014 does not differ materially from that discussed in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K” for the year ended December 31, 2013.

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

Under the supervision of our General Partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no material changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 13, 2014 we announced the transactions (the “Merger”) contemplated by the definitive Agreement and Plan of Merger (the “Merger Agreement”) between Atlas Pipeline Partners GP, LLC (our “General Partner”), Atlas Energy, L.P. (“ATLS”), Targa Resources Corp. (“TRC”), Targa Resources Partners LP (“TRP”), certain other parties and us. Concurrently with the Merger Agreement, ATLS announced that it entered into a definitive merger agreement with TRC, pursuant to which TRC agreed to acquire ATLS through a merger of a newly formed wholly-owned subsidiary of TRC with and into ATLS (the “ATLS Merger”).

In October 2014, three alleged public unitholders of the Partnership (the “APL Plaintiffs”) filed class action lawsuits against us, our General Partner, its managers, ATLS, TRC, TRP, Targa Resources GP LLC (“Targa GP”) and Trident MLP Merger Sub LLC (“Trident MLP Sub”) (the “APL Lawsuit Defendants”). These lawsuits are styled (a) Michael Evnin v. Atlas Pipeline Partners, L.P., et al., in the Court of Common Pleas for Alleghany County, Pennsylvania; (b) William B. Federman Family Wealth Preservation Trust v. Atlas Pipeline Partners, L.P., et al., in the District Court of Tulsa County, Oklahoma; and (c) Greenthal Living Trust U/A 01/26/88 v. Atlas Pipeline Partners, L.P., et al., in the Court of Common Pleas for Alleghany County, Pennsylvania (the “APL Lawsuits”).

On October 23, 2014, and November 3, 2014, respectively, two alleged public unitholders of ATLS (the “ATLS Plaintiffs” and, together with the APL Plaintiffs, “Plaintiffs”) filed class action lawsuits against ATLS, Atlas Energy Partners GP, LLC (“ATLS GP”), its managers, TRC and Trident GP Merger Sub LLC (“Trident GP Sub”) (the “ATLS Lawsuit Defendants” and, together with the APL Lawsuit Defendants, “Defendants”). These lawsuits are styled (a) Rick Kane v. Atlas Energy, L.P., et al., in the Court of Common Pleas for Alleghany County, Pennsylvania; and (b) Jeffrey Ayers v. Atlas Energy, L.P., et al., in the Court of Common Pleas for Alleghany County, Pennsylvania (the “ATLS Lawsuits” and, together with the APL Lawsuits, the “Lawsuits”).

Plaintiffs allege a variety of causes of action challenging the Merger and ATLS Merger. The APL Plaintiffs allege that (a) our managers have breached the covenant of good faith and/or their fiduciary duties and (b) we, our General Partner, ATLS, TRC, TRP, Targa GP and Trident MLP Sub have aided and abetted these alleged breaches of the covenant of good faith and/or fiduciary duties. One of the APL Plaintiffs also alleges that (a) we and our managers breached the Partnership Agreement and (b) we, our General Partner, ATLS, TRC, TRP, Targa GP and Trident MLP Sub aided and abetted our alleged breaches of the Partnership Agreement. Specifically, the APL Plaintiffs allege that (a) the premium offered to our unitholders is inadequate, (b) we agreed to contractual terms in the Merger Agreement that will allegedly dissuade other potential acquirers from seeking to acquire us, and (c) our General Partner’s managers favored their self-interests over the interests of our unitholders.

The ATLS Plaintiffs allege that (a) ATLS GP’s managers have breached the covenant of good faith and/or their fiduciary duties and (b) ATLS, ATLS GP, TRC and Trident GP Sub have aided and abetted these alleged breaches of the covenant of good faith and/or fiduciary duties. Specifically, the ATLS Plaintiffs allege that (a) the premium offered to ATLS’s unitholders is inadequate, (b) ATLS agreed to contractual terms that will allegedly dissuade other potential acquirers from seeking to acquire ATLS and (c) ATLS GP’s managers favored their self-interests over the interests of ATLS’s unitholders.

Based on these allegations, Plaintiffs seeks to enjoin Defendants from proceeding with or consummating the Merger and ATLS Merger. To the extent that the Merger and ATLS Merger are consummated before injunctive relief is granted, Plaintiffs seek to have the mergers rescinded. Plaintiffs also seek damages and attorneys’ fees. Plaintiffs have not yet served Defendants, and Defendants’ date to answer, move to dismiss or otherwise respond to the Lawsuits has not yet been set. We cannot predict the outcome of the Lawsuits or any others that might be filed subsequent to the date of this filing; nor can we predict the amount of time and expense that will be required to resolve the Lawsuits. Defendants intend to vigorously defend the Lawsuits.

ITEM 1A. RISK FACTORS

Due to the proposed Merger, there have been material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. For a complete discussion of our risk factors see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and the following risk factors relating to the Merger:

Completion of the Merger is subject to conditions, and if these conditions are not satisfied or waived, the Merger will not be completed.

        The obligations of TRP and us to complete the Merger are subject to satisfaction or waiver, to the extent permitted under applicable law, of a number of conditions including, among others, approval of the Merger Agreement and the Merger by holders of a majority of our outstanding common units; consummation of the ATLS Merger; the performance by the other party of its respective obligations under the Merger Agreement in all material respects; and the accuracy of the representations and warranties by the other party under the Merger Agreement subject to, in most cases, a material adverse effect standard.

The requirement for the conditions to closing to be satisfied or waived could delay the completion of the Merger for a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause the combined company not to realize some or all of the benefits that TRP expects to achieve if the Merger is successfully completed within its expected timeframe. Further, there can be no assurance the conditions to the closing of the Merger will be satisfied or waived or the Merger will be completed. See the risk factor entitled “Failure to complete the Merger could negatively impact our unit price and the future business and financial results,’’ below.

Combining the two companies may be more difficult, costly, or time consuming than expected and the anticipated benefits and cost savings of the Merger may not be realized.

TRP and we have operated and, until the completion of the Merger, will continue to operate, independently. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on TRP’s ability to successfully combine and integrate our businesses. It is possible the pending nature of the Merger and/or the integration process could result in the loss of key employees; higher than expected costs; diversion of TRP’s and our management’s attention; increased competition; the disruption of either company’s ongoing businesses; or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers, suppliers, employees and other business partners or to achieve the anticipated benefits and cost savings of the Merger. If TRP experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. Integration efforts between the two companies will also divert management’s attention and resources. These integration matters could have an adverse effect on each of us and TRP during this transition period and for an undetermined period after completion of the Merger on the combined company. In addition, the actual cost savings and other benefits of the Merger could be less than anticipated.

Lawsuits have been filed against us, TRP and certain of our affiliates challenging the Merger, and an adverse ruling in such lawsuits may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.

Following the announcement on October 13, 2014 of the Merger, we, our General Partner, ATLS, TRC, TRP, Targa GP, Trident MLP Sub and the members of the managing board of our General Partner have been named as defendants in three putative unitholder class action lawsuits challenging the Merger. In addition, ATLS, ATLS GP, TRC, Trident GP Sub and the members of ATLS’s board have been named as defendants in two putative unitholder class action lawsuits challenging the ATLS Merger.

The lawsuits filed generally allege that the individual defendants breached their fiduciary duties and/or contractual obligations by, among other things, failing to obtain sufficient value for our unitholders in the Merger. The plaintiffs seek, among other things, injunctive relief, unspecified compensatory and/or rescissory damages, attorney’s fees, other expenses and costs. As such, if any of the plaintiffs are successful in obtaining an injunction or prohibiting the consummation of the Merger, then such injunction may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.

Failure to complete the Merger could negatively impact our unit price and future business and financial results.

If the Merger is not completed for any reason, including as a result of our common unitholders failing to approve the Merger, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of risks, including the following:

•	we may experience negative reactions from the financial markets, including negative impacts on our unit price;

•	we may experience negative reactions from our customers, suppliers, employees and other business partners;

•	we will be required to pay certain costs relating to the Merger, whether or not the Merger is completed;

•	the Merger Agreement places certain restrictions on our conduct of business prior to completion of the Merger. Such restrictions, the waiver of which is subject to the consent of TRP (in certain cases, not to be unreasonably withheld, conditioned or delayed), may prevent us from making certain acquisitions or taking certain other specified actions during the pendency of the Merger; and

•	matters relating to the Merger, including integration planning, will require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us for greater consideration than what TRP has agreed to pay.

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a party other than TRP. These provisions include a general prohibition of soliciting any acquisition proposal or offer for a competing transaction. In some circumstances upon termination of the Merger Agreement, we may be required to pay to TRP one of the following (depending on the circumstances giving rise to termination): (1) a termination fee of $122.9 million, (2) a payment of $40.9 million in respect of the other party’s expenses or (3) fifty percent (50%) of such termination fee or expense payment. Further, there are only limited exceptions to our agreement that our board of directors will not withdraw or modify, in a manner adverse to TRP, the recommendation of our board in favor of approval of the Merger and to our agreement not to enter into an agreement with respect to an alternative transaction proposal.

        These provisions might discourage a third party that has an interest in acquiring all, or a significant part, of us from considering or proposing an acquisition, even if the party were prepared to pay consideration with a higher per unit value than the value proposed to be received or realized in the Merger; or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee or expense payment that may become payable in certain circumstances.

The value of the equity portion of the Merger consideration is subject to changes based on fluctuations in the value of TRP common units.

The market value of TRP common units will fluctuate during the period before the date of the special meeting of our common unitholders to vote on approval of the Merger Agreement and will continue to fluctuate during the period prior to the effective time of the Merger, as well as thereafter.

Upon completion of the Merger, holders of our common units will have the right to receive (i) 0.5846 TRP common units and (ii) $1.26 in cash for each of our common units. It is impossible to accurately predict the market price of TRP common units at the effective time and therefore impossible to accurately predict the value of the TRP common units that holders of our common units will receive in the Merger.

The market price of TRP common units after the Merger will continue to fluctuate and may be affected by factors different from those affecting our common units currently.

Upon completion of the Merger, holders of our common units will become holders of TRP common units. The market price of TRP common units may fluctuate significantly following consummation of the Merger and holders of our common units could lose some or all of the value of their investment in TRP common units. In addition, the stock market has experienced significant price and volume fluctuations in recent times, which could have a material adverse effect on the market for, or liquidity of, the TRP common units, regardless of TRP’s actual operating performance. In addition, TRP’s business differs in important respects from ours, and accordingly, the results of operations of the combined company and the market price of TRP common units after the completion of the Merger may be affected by factors different from those currently affecting the independent results of our operations and TRP’s operations.

Sales of TRP common units before and after the completion of the Merger may cause the market price of TRP common units to fall.

The issuance of new TRP common units in connection with the Merger could have the effect of depressing the market price for TRP common units. In addition, holders of our common units may decide not to hold the TRP common units they will receive in the Merger. Such sales of TRP common units could have the effect of depressing the market price for TRP common units and may take place promptly following the Merger.

ITEM 6. EXHIBITS

Exhibit No.	Description

1.1	Equity Distribution Agreement, dated May 12, 2014, among Atlas Pipeline Partners, L.P. and Citigroup Global Markets Inc., Wells Fargo Securities, LLC and MLV & Co. LLC(38)

2.1	Agreement and Plan of Merger, by and among Targa Resources Corp., Trident GP Merger Sub LLC, Atlas Energy, L.P. and Atlas Energy GP, LLC, dated October 13, 2014. The schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request(39)

2.2	Agreement and Plan of Merger, by and among Targa Resources Corp., Targa Resources Partners LP, Targa Resources GP LLC, Trident MLP Merger Sub LLC, Atlas Energy, L.P., Atlas Pipeline Partners, L.P. and Atlas Pipeline Partners GP, LLC, dated October 13, 2014. The schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request(39)

2.3	Letter Agreement, by and between Atlas Energy, L.P. and Atlas Pipeline Partners, L.P., dated October 13, 2014(39)

3.1(a)	Certificate of Limited Partnership(1)

3.1(b)	Amendment to Certificate of Limited Partnership(12)

3.2(a)	Second Amended and Restated Agreement of Limited Partnership(2)

3.2(b)	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership(3)

3.2(c)	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership(4)

3.2(d)	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership(5)

3.2(e)	Amendment No. 4 to Second Amended and Restated Agreement of Limited Partnership(6)

3.2(f)	Amendment No. 5 to Second Amended and Restated Agreement of Limited Partnership(8)

3.2(g)	Amendment No. 6 to Second Amended and Restated Agreement of Limited Partnership(9)

3.2(h)	Amendment No. 7 to Second Amended and Restated Agreement of Limited Partnership(14)

3.2(i)	Amendment No. 8 to Second Amended and Restated Agreement of Limited Partnership(15)

3.2(j)	Amendment No. 9 to Second Amended and Restated Agreement of Limited Partnership(12)

3.2(k)	Amendment No. 10 to Second Amended and Restated Agreement of Limited Partnership(30)

3.2(j)	Amendment No. 11 to Second Amended and Restated Agreement of Limited Partnership(36)

4.1	Common unit certificate (attached as Exhibit A to the Second Amended and Restated Agreement of Limited Partnership) (2)

4.2(a)	6 5/8% Senior Notes Indenture dated September 28, 2012(26)

4.2(b)	Supplemental Indenture dated as of December 20, 2012(32)

4.3(a)	5 7/8% Senior Notes Indenture dated as of February 11, 2013(10)

4.3(b)	Supplemental Indenture dated as of February 11, 2013(10)

4.4	4 3/4% Senior Notes Indenture dated May 10, 2013(7)

4.5(a)	Certificate of Designation of Class D Convertible Preferred Units(30)

4.5(b)	Certificate of Amendment to Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and Qualifications, Limitations and Restrictions Thereof, dated as of March 12, 2014(36)

4.6	Registration Rights Agreement, dated May 16, 2012, between Atlas Pipeline Partners, L.P., Wells Fargo Bank, National Association and the lenders named in the Credit Agreement dated May 16, 2012 by and among Atlas Energy, L.P. and the lenders named therein(25)

Exhibit No.	Description

4.7	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional, and Other Special Rights of Preferred Units and Qualifications, Limitations and Restrictions Thereof, dated as of March 17, 2014(36)

10.1(a)	Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Operating Partnership, L.P. (1)

10.1(b)	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Operating Partnership, L.P.(14)

10.1(c)	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Operating Partnership, L.P.(12)

10.1(d)	Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Operating Partnership, L.P.(36)

10.2	Second Amended and Restated Limited Liability Company Agreement of Atlas Pipeline Partners GP, LLC.(19)

10.3(a)	Amended and Restated Credit Agreement dated July 27, 2007, amended and restated as of December 22, 2010, by and among Atlas Pipeline Partners, L.P., Wells Fargo Bank, National Association and the several guarantors and lenders hereto(16)

10.3(b)	Amendment No. 1 to the Amended and Restated Credit Agreement dated as of April 19, 2011(22)

10.3(c)	Incremental Joinder Agreement to the Amended and Restated Credit Agreement dated as of July 8, 2011(23)

10.3(d)	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of May 31, 2012(27)

10.3(e)	Amendment No. 3 to the Amended and Restated Credit Agreement(31)

10.3(f)	Amendment No. 4 to the Amended and Restated Credit Agreement(34)

10.3(g)	Amendment No. 5 to the Amended and Restated Credit Agreement(40)

10.3(h)	Amendment No. 6 to the Amended and Restated Credit Agreement(37)

10.3(i)	Second Amended and Restated Credit Agreement, dated as of August 28, 2014(33)

10.4	Long-Term Incentive Plan(35)

10.5	Amended and Restated 2010 Long-Term Incentive Plan(22)

10.6	Form of Grant of Phantom Units in Exchange for Bonus Units(17)

10.7	Form of 2010 Long-Term Incentive Plan Phantom Unit Grant Letter(18)

10.8	Form of 2004 Long-Term Incentive Plan Phantom Unit Grant Letter(28)

10.9	Form of Grant of Phantom Units to Non-Employee Managers(11)

10.10	Letter Agreement, by and between Atlas Pipeline Partners, L.P. and Atlas Pipeline Holdings, L.P., dated November 8, 2010(13)

10.11	Non-Competition and Non-Solicitation Agreement, by and between Chevron Corporation and Edward E. Cohen, dated as of November 8, 2010(20)

10.12	Non-Competition and Non-Solicitation Agreement, by and between Chevron Corporation and Jonathan Z. Cohen, dated as of November 8, 2010(20)

10.13	Employment Agreement between Atlas Energy, L.P. and Edward E. Cohen dated as of May 13, 2011(24)

10.14	Employment Agreement between Atlas Energy, L.P. and Jonathan Z. Cohen dated as of May 13, 2011(24)

10.15	Employment Agreement between Atlas Energy, L.P. and Eugene N. Dubay dated as of November 4, 2011(21)

10.16	Employment Agreement between Atlas Energy, L.P., Atlas Pipeline Partners, L.P. and Patrick J. McDonie dated as of July 3, 2012(25)

10.17	Registration Rights Agreement, dated February 11, 2013, by and among Atlas Pipeline Partners, L.P., Atlas Pipeline Finance Corporation, the subsidiaries named therein, and the initial purchasers listed therein (10)

Exhibit No.	Description

10.18	Registration Rights Agreement, dated May 7, 2013 by and among Atlas Pipeline Partners, L.P. and the purchasers named therein(30)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

99.1	Form of Voting and Support Agreement, by and between Atlas Energy, L.P. and the individual named on the signature page thereto(39)

99.2	Form of Voting and Support Agreement, by and between Targa Resources Corp. and the individual named on the signature page thereto(39)

99.3	Form of Voting and Support Agreement, by and between Targa Resources Partners LP and the individual named on the signature page thereto(39)

99.4	Confidentiality, Non-Competition and Non-Solicitation Agreement, by and among Targa Resources Corp., Targa Resources Partners LP and Edward E. Cohen, dated October 13, 2014(39)

99.5	Confidentiality, Non-Competition and Non-Solicitation Agreement, by and among Targa Resources Corp., Targa Resources Partners LP and Jonathan Z. Cohen, dated October 13, 2014(39)

99.5	Confidentiality, Non-Competition and Non-Solicitation Agreement, by and among Targa Resources Corp., Targa Resources Partners LP and Eugene N. Dubay, dated October 13, 2014(39)

101.INS	XBRL Instance Document(41)

101.SCH	XBRL Schema Document(41)

101.CAL	XBRL Calculation Linkbase Document(41)

101.LAB	XBRL Label Linkbase Document(41)

101.PRE	XBRL Presentation Linkbase Document(41)

101.DEF	XBRL Definition Linkbase Document(41)

(1)	Filed previously as an exhibit to registration statement on Form S-1 (Registration No. 333-85193).
(2)	Previously filed as an exhibit to registration statement on Form S-3 on April 2, 2004.
(3)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended June 30, 2007.
(4)	Previously filed as an exhibit to current report on Form 8-K on July 30, 2007.
(5)	Previously filed as an exhibit to current report on Form 8-K on January 8, 2008.
(6)	Previously filed as an exhibit to current report on Form 8-K on June 16, 2008.
(7)	Previously filed as an exhibit to current report on Form 8-K on May 13, 2013.
(8)	Previously filed as an exhibit to current report on Form 8-K on January 6, 2009.
(9)	Previously filed as an exhibit to current report on Form 8-K on April 3, 2009.
(10)	Previously filed as an exhibit to current report on Form 8-K filed on February 12, 2013.
(11)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended September 30, 2010.
(12)	Previously filed as an exhibit to current report on Form 8-K on December 13, 2011.
(13)	Previously filed as an exhibit to current report on Form 8-K on November 12, 2010.
(14)	Previously filed as an exhibit to current report on Form 8-K on April 2, 2010.
(15)	Previously filed as an exhibit to current report on Form 8-K on July 7, 2010.
(16)	Previously filed as an exhibit to current report on Form 8-K on December 23, 2010.
(17)	Previously filed as an exhibit to current report on Form 8-K filed on June 17, 2010.
(18)	Previously filed as an exhibit to current report on Form 8-K filed on June 23, 2010.
(19)	Previously filed as an exhibit to current report on Form 8-K on October 29, 2013.
(20)	Previously filed as an exhibit to Atlas Energy, Inc.’s current report on Form 8-K filed on November 12, 2010.
(21)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended September 30, 2011.
(22)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2011.

(23)	Previously filed as an exhibit to current report on Form 8-K filed on July 11, 2011.
(24)	Previously filed as an exhibit to Atlas Energy, L.P.’s quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(25)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended June 30, 2012.
(26)	Previously filed as an exhibit to current report on Form 8-K filed on January 30, 2013.
(27)	Previously filed as an exhibit to current report on Form 8-K filed on May 31, 2012.
(28)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended September 30, 2012.
(29)	Previously filed as an exhibit to current report on Form 8-K filed on November 6, 2012.
(30)	Previously filed as an exhibit to current report on Form 8-K filed on May 8, 2013.
(31)	Previously filed as an exhibit to current report on Form 8-K filed on December 13, 2012.
(32)	Previously filed as an exhibit to current report on Form 8-K filed on December 26, 2012.
(33)	Previously filed as an exhibit to current report on Form 8-K filed on August 29, 2014.
(34)	Previously filed as an exhibit to current report on Form 8-K filed on April 23, 2013.
(35)	Previously filed as an exhibit to annual report on Form 10-K filed for the year ended December 31, 2009.
(36)	Previously filed as an exhibit to current report on Form 8-K filed on March 17, 2014.
(37)	Previously filed as an exhibit to current report on Form 8-K filed on March 11, 2014.
(38)	Previously filed as an exhibit to current report on Form 8-K filed on May 13, 2014.
(39)	Previously filed as an exhibit to current report on Form 8-K filed on October 16, 2014.
(40)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended June 30, 2014.
(41)	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS PIPELINE PARTNERS, L.P.
	By:	Atlas Pipeline Partners GP, LLC, its General Partner

Date: November 6, 2014	By:	/s/ EUGENE N. DUBAY
Eugene N. Dubay
Chief Executive Officer, President and Managing Board Member of the General Partner

Date: November 6, 2014	By:	/s/ ROBERT W. KARLOVICH, III
Robert W. Karlovich, III
Chief Financial Officer and Chief Accounting Officer of the General Partner