Form 10-K
period 2014-12-31
ATLAS PIPELINE PARTNERS LP
filed 2015-02-27
CIK 1092914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 1-14998

ATLAS PIPELINE PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

DELAWARE	23-3011077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Park Place Corporate Center One 1000 Commerce Drive, 4th Floor Pittsburgh, Pennsylvania	15275-1011
(Address of principal executive office)	(Zip code)

Registrant’s telephone number, including area code: (877) 950-7473

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units representing Limited Partnership Interests	New York Stock Exchange

8.25% Class E Cumulative Redeemable Perpetual Preferred Units	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the equity securities held by non-affiliates of the registrant, based upon the closing price of $34.40 per common limited partner unit on June 30, 2014, was approximately $2,579.8 million.

The number of common units of the registrant outstanding on February 25, 2015 was 99,980,357.

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

Glossary of Terms

Definitions of terms and acronyms generally used in the energy industry and in this report are as follows:

BPD	Barrels per day. Barrel—measurement for a standard US barrel is 42 gallons. Crude oil and condensate are generally reported in barrels.

BTU	British thermal unit, a basic measure of heat energy

Condensate	Liquid hydrocarbons present in casing head gas that condense within the gathering system and are removed prior to delivery to the gas plant. This product is generally sold on terms more closely tied to crude oil pricing.

EBITDA	Net income (loss) before net interest expense, income taxes, and depreciation and amortization. EBITDA is a non-GAAP measure.

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

Fractionation	The process used to separate an NGL stream into its individual components.

GAAP	Generally Accepted Accounting Principles

G.P.	general partner or general partnership

GPM	Gallons per minute

Keep-Whole	A contract with a natural gas producer whereby the plant operator pays for or returns gas having an equivalent BTU content to the gas received at the well-head.

L.P.	Limited Partner or Limited Partnership

MCF	Thousand cubic feet

MCFD	Thousand cubic feet per day

MMBTU	Million British thermal units

MMCFD	Million cubic feet per day

NGL(s)	Natural Gas Liquid(s), primarily ethane, propane, normal butane, isobutane and natural gasoline

Percentage of Proceeds (“POP”)	A contract with a natural gas producer whereby the plant operator retains a negotiated percentage of the sale proceeds.

Residue gas	The portion of natural gas remaining after natural gas is processed for removal of NGLs and impurities.

SEC	Securities and Exchange Commission

PART I

ITEM 1.	BUSINESS

Partnership Structure

We are a publicly-traded Delaware limited partnership formed in 1999 whose common units are listed on the New York Stock Exchange under the symbol “APL.” Our Class E cumulative redeemable perpetual preferred units (“Class E Preferred Units”) are listed on the New York Stock Exchange under the symbol “APLPE.”

Our general partner, Atlas Pipeline Partners GP, LLC (“Atlas Pipeline GP” or the “General Partner”), manages our operations and activities through its ownership of our general partner interest. Atlas Pipeline GP is a wholly-owned subsidiary of Atlas Energy, L.P. (“ATLS”), a publicly traded Delaware limited partnership (NYSE: ATLS), which owned 5.5% of the limited partner interests in us at December 31, 2014, as well as a 2.0% general partner interest.

The following chart displays our organizational structure as of December 31, 2014:

General

We are a leading provider of natural gas gathering, processing and treating services primarily in the Anadarko, Ardmore, Arkoma and Permian Basins located in the southwestern and mid-continent regions of the United States and in the Eagle Ford Shale play in southern Texas.

Our operations are all located in or near areas of abundant and long-lived natural gas production, including, within Oklahoma, the Golden Trend, Mississippian Limestone and Hugoton Field in the Anadarko Basin; the South Central Oklahoma Oil Province (“SCOOP”) play in the Ardmore Basin; the Woodford Shale play in the Arkoma Basin; and within Texas, the Spraberry and Wolfberry Trends, which are oil plays with associated natural gas in the Permian Basin; the Eagle Ford Shale; and the Barnett Shale. Our gathering systems are connected to receipt points consisting primarily of individual well connections and, secondarily, central delivery points, which are linked to multiple wells. We believe we have significant scale in each of our primary service areas. We provide gathering, processing and treating services to the wells connected to our systems primarily under long-term contracts. As a result of the location and capacity of our gathering, processing and treating assets, we believe we are strategically positioned to capitalize on the drilling activity in our service areas.

We conduct our business in the midstream segment of the natural gas industry through two reportable segments: Oklahoma Gathering and Processing (“Oklahoma”) and Texas Gathering and Processing (“Texas”).

As a result of the May 2014 sale of two former subsidiaries that owned an interest in West Texas LPG Pipeline Limited Partnership (“WTLPG”) (see “–Recent Developments”), we realigned the management of our business from our previously reportable segments of “Gathering and Processing” and “Transportation and Treating” into the two new reportable segments.

The Oklahoma segment consists of our SouthOK and WestOK operations, which are comprised of natural gas gathering, processing and treating assets servicing drilling activity in the Anadarko, Ardmore and Arkoma Basins. These operations were formerly included within the previous Gathering and Processing segment. Revenues are primarily derived from the sale of residue gas and NGLs and the gathering, processing and treating of natural gas within the state of Oklahoma.

The Texas segment consists of (1) our SouthTX and WestTX operations, which are comprised of natural gas gathering and processing assets servicing drilling activity in the Permian Basin and the Eagle Ford Shale play in southern Texas; and (2) our natural gas gathering assets located in the Barnett Shale play in Texas. These assets were formerly included within the previous Gathering and Processing segment. Revenues are primarily derived from the sale of residue gas and NGLs and the gathering and processing of natural gas within the state of Texas.

The previous Transportation and Treating segment, which consisted of (1) our gas treating operations, which own contract gas treating facilities located in various shale plays; and (2) the former subsidiaries’ interest in WTLPG, which was sold in May 2014 (see “–Recent Developments”). This segment has been eliminated and the financial information is now included within Corporate and Other. On February 27, 2015, we agreed to transfer 100% of our interest in natural gas gathering assets located in the Appalachian Basin in Tennessee to our affiliate, Atlas Resource Partners, L.P. (NYSE: ARP) (“ARP”) (see “–Recent Developments”). Our Tennessee gathering assets were formerly included in the previous Gathering and Processing Segment, but are now included within Corporate and Other.

Recent Developments

Targa Resources Partners LP Merger

On October 13, 2014, ATLS, our General Partner and we entered into a definitive merger agreement with Targa Resources Corp. (“TRC”), a publicly traded Delaware limited partnership (NYSE: TRGP), Targa Resources Partners, LP (“TRP”), a publicly traded Delaware limited partnership (NYSE: NGLS) and certain other parties (the “Merger Agreement”), pursuant to which TRP agreed to acquire us through a merger of a newly-formed, wholly-owned subsidiary of TRP with and into us (the “Merger”). Upon completion of the Merger, holders of our common units will have the right to receive (i) 0.5846 TRP common units and (ii) $1.26 in cash for each of our common units. Pursuant to the terms and conditions of the Merger Agreement, we have exercised our right under the certificate of designation of the Class D convertible preferred units (“Class D Preferred Units”) to convert all outstanding Class D Preferred Units into common units, which occurred on January 22, 2015 (see –Financing). Additionally, on January 27, 2015, we announced our intention to exercise our right under the certificate of designation of the Class E Preferred Units to redeem the Class E Preferred Units. TRP has agreed to deposit the funds for redemption with the paying agent (see –Financing).

Concurrently with the Merger Agreement, ATLS announced that it entered into a definitive merger agreement with TRC (the “ATLS Merger Agreement”), pursuant to which TRC agreed to acquire ATLS through a merger of a newly formed wholly-owned subsidiary of TRC with and into ATLS (the “ATLS Merger”). Upon completion of the ATLS Merger, holders of ATLS common units will have the right to receive (i) 0.1809 TRC shares of common stock, par value $0.001 per share, and (ii) $9.12 in cash, without interest, for each ATLS common unit.

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

Following the announcement on October 13, 2014 of the Merger, we, our General Partner, ATLS, TRC, TRP, Targa Resources GP LLC (“TRP GP”), Trident MLP Merger Sub LLC (“MLP Merger Sub”) and the members of our General Partner’s board of directors were named as defendants in five putative unitholder class action lawsuits challenging the Merger, one of which has subsequently been voluntarily dismissed. In addition, ATLS, Atlas Energy GP LLC (“ATLS GP”), TRC, Trident GP Merger Sub LLC (“GP Merger Sub”) and members of ATLS GP’s board of directors were named as defendants in two putative unitholder class action lawsuits challenging the ATLS Merger, one of which has subsequently been voluntarily dismissed. The lawsuits filed generally allege that the individual defendants breached their fiduciary duties and/or contractual obligations by, among other things, failing to obtain sufficient value for our unitholders and ATLS unitholders, respectively, in the Merger and ATLS Merger. The plaintiffs seek, among other things, injunctive relief, unspecified compensatory and/or rescissory damages, attorney’s fees, other expenses and costs.

ATLS has also been named as a defendant in a putative class action and derivative lawsuit brought on January 28, 2015 and amended on February 23, 2015, by a shareholder of TRC against TRC and its directors. The lawsuit generally alleges that the individual defendants breached their fiduciary duties by, among other things, approving the ATLS Merger and failing to disclose purportedly material information concerning the ATLS Merger. The lawsuit seeks, among other things, injunctive relief, compensatory and rescissory damages, attorney’s fees, interest and costs.

All of the above referenced lawsuits, except for the January 2015 lawsuit and the two lawsuits that have been voluntarily dismissed, were settled, subject to court approval, pursuant to memoranda of understanding executed in February 2015, which are conditioned upon, among other things, the execution of an appropriate stipulations of settlement. The stipulations of settlement will be subject to customary conditions, including, among other things, judicial approval of the proposed settlements contemplated by the memoranda of understanding. There can be no assurance that the parties will ultimately enter into stipulations of settlement, that the court will approve the settlements, that the settlements will not be terminated according to their terms or that some unitholders will not opt-out of the settlements.

At this time, we cannot reasonably estimate the range of possible loss as a result of the lawsuits. See “Item 3: Legal Proceedings” for more information regarding these lawsuits.

The closing of the Merger is subject to approval by holders of a majority of our common units and other closing conditions, including the closing of the ATLS Merger and the Spin-Off. On February 20, 2015, we held a special meeting, where holders of a majority of our common units approved the Merger. In addition, at special meetings held on the same day: (i) a majority of the holders of ATLS common units approved the ATLS Merger and (ii) a majority of the holders of TRC common stock approved the issuance of TRC shares in connection with the Merger. Completion of each of the ATLS Merger and the Spin-Off are also conditioned on the parties standing ready to complete the Merger. We expect the Merger to close on February 27, 2015.

On February 27, 2015, we agreed to transfer 100% of our interest in the Tennessee gas gathering assets to our affiliate, ARP, for $1.0 million plus working capital adjustments, concurrent with the closing of the Merger on February 27, 2015.

West Texas LPG Sale

On May 14, 2014, we completed the sale of two subsidiaries, which held an aggregate 20% interest in WTLPG, to a subsidiary of Martin Midstream Partners L.P. (NYSE: MMLP). We received $131.0 million in proceeds, net of selling costs and working capital adjustments, which were used to pay down our revolving credit facility.

Growth Projects

In December 2014, we completed the connection between the Velma and Arkoma systems within the SouthOK system. The connection accommodates the increased demand for processing capacity behind the Velma system, where the emerging SCOOP play has attracted significant producer interest. The connection between Velma and Arkoma offers us more operational flexibility and helps us better utilize our processing capacity across the SouthOK system.

On September 15, 2014, we placed in service a new 200 MMCFD cryogenic processing plant, known as the Edward plant, in our WestTX system in the Permian Basin of West Texas, increasing the WestTX system capacity to 655 MMCFD.

On June 25, 2014, we placed in service a new 200 MMCFD cryogenic processing plant, known as the Silver Oak II plant, in our SouthTX system in the Eagle Ford Shale play of southern Texas, increasing the SouthTX system capacity to 400 MMCFD.

On May 1, 2014, we placed in service a new 120 MMCFD cryogenic processing plant, known as the Stonewall plant, in our SouthOK system in the Arkoma Basin of Oklahoma, increasing the SouthOK system capacity to 500 MMCFD. A planned expansion of the Stonewall plant to raise the processing capacity to 200 MMCFD is partially completed and capacity was increased to 160 MMCFD as of December 31, 2014. The full expansion is anticipated to be completed in the first quarter of 2015.

On April 24, 2014, we announced plans to expand the gathering footprint of our WestTX system. This project includes the laying of a high pressure gathering line into Martin and Andrews counties of Texas, as well as adding incremental compression and processing, including installation of a new, 200 MMCFD cryogenic processing plant, known as the Buffalo plant, which is expected to be completed during 2016. This facility will increase the processing capacity in the Permian Basin to 855 MMCFD.

Financing

On January 27, 2015, we delivered notice of our intention to redeem all outstanding shares of our Class E Preferred Units. The redemption of the Class E Preferred Units will occur immediately prior to the close of the Merger. We expect the Merger to close on February 27, 2015 and, accordingly, the redemption would also be on February 27, 2015. The Class E Preferred Units will be redeemed at a redemption price of $25.00 per unit, plus an amount equal to all accumulated and unpaid distributions on the Class E Preferred Units as of the redemption date. TRP has agreed to deposit the funds for such redemption with our paying agent.

On January 22, 2015, we exercised our right under the certificate of designation of the Class D Preferred Units (“Class D Certificate of Designation”) to convert all outstanding Class D Preferred Units and unpaid distributions into common limited partner units, based upon the Execution Date Unit Price of $29.75 per unit, as defined by the Class D Certificate of Designation. As a result of the conversion, 15,389,575 common limited partner units were issued (see “Item 8. Financial Statements and Supplementary Data – Note 6 – Class D Preferred Units”).

On January 15, 2015, TRP announced cash tender offers to redeem any and all of our outstanding $500.0 million aggregate principal amount of our 6.625% unsecured senior notes due October 1, 2020 (“6.625% Senior Notes”); $400.0 million aggregate principal amount of our 4.75% unsecured senior notes due November 15, 2021 (“4.75% Senior Notes”); and $650.0 million aggregate principal amount of our 5.875% unsecured senior notes due August 1, 2023 (“5.875% Senior Notes”). TRP made the cash tender offers in connection with, and conditioned upon, the consummation of the Merger. The Merger, however, is not conditioned on the consummation of the tender offers. On February 2, 2015, TRP announced as of January 29, 2015, it had received tenders pursuant to its previously announced cash tender offers on January 15, 2015 from holders representing:

•	less than a majority of the total outstanding $500.0 million of our 6.625% Senior Notes;

•	approximately 98.3% of the total outstanding $400.0 million of our 4.75% Senior Notes; and

•	approximately 91.0% of the total outstanding $650.0 million of our 5.875% Senior Notes.

Also on February 2, 2015, TRP announced a change of control cash tender offer for any and all of the outstanding $500.0 million of our 6.625% Senior Notes. TRP made the change of control cash tender offer in connection with, and conditioned upon, the consummation of the Merger. The Merger, however, is not conditioned on the consummation of the change in control cash tender offer. The change in control cash tender offer was made independently of TRP’s January 15, 2015 cash tender offers.

On August 28, 2014, we entered into a Second Amended and Restated Credit Agreement (the “Revised Credit Agreement”) which, among other changes:

•	extended the maturity date to August 28, 2019;

•	increased the revolving credit commitment from $600 million to $800 million and the incremental revolving credit amount from $200 million to $250 million;

•	reduced by 0.25% the applicable margin used to determine interest rates for LIBOR Rate Loans, as defined in the Revised Credit Agreement, and for Base Rate Loans, as defined in the Revised Credit Agreement, depending on the Consolidated Funded Debt Ratio, as defined in the Revised Credit Agreement;

•	allows us to request incremental term loans, provided the sum of any revolving credit commitments and incremental term loans may not exceed $1.05 billion; and

•	changed the per annum interest rate on borrowings to (i) the higher of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the LIBOR rate plus 1.0%, or (ii) the LIBOR rate for the applicable period, in each case plus the applicable margin.

On May 12, 2014, we entered into an Equity Distribution Agreement (the “2014 EDA”) with Citigroup Global Markets Inc., Wells Fargo Securities, LLC and MLV & Co. LLC, as sales agents. Pursuant to the 2014 EDA, we may offer and sell from time to time through our sales agents, common units having an aggregate value of up to $250.0 million. Sales are at market prices prevailing at the time of the sale. However, we are currently restricted from selling common units by the Merger Agreement. During the year ended December 31, 2014, we issued 3,558,005 common units under the 2014 EDA for proceeds of $121.6 million, net of $1.2 million in commissions paid to the sales agents.

On March 17, 2014, we issued 5,060,000 of our Class E Preferred Units to the public at an offering price of $25.00 per Class E Preferred Unit. We received $122.3 million in net proceeds. The proceeds were used to pay down our revolving credit facility.

Business Strategy

The primary business objective of our management team is to provide stable long-term cash distributions to our unitholders. Our business strategies focus on creating value for our unitholders by providing efficient operations; focusing on prudent growth opportunities via organic growth projects and external acquisitions; and maintaining a commodity risk management program in an attempt to manage our commodity price exposure. We intend to accomplish our primary business objective by executing on the following:

•	Expanding operations through organic growth projects and increasing the profitability of our existing assets. In many cases, we can expand our gathering pipelines and processing plants and, to the extent we have excess capacity, we can connect and process new supplies of natural gas with minimal additional capital requirements, also increasing plant efficiency and economics. We plan to access new supplies of natural gas by providing excellent service to our existing customers; aggressively marketing our services to new customers; and prudently expanding our existing infrastructure to ensure our services can meet the needs of potential customers. Our recent construction of the Stonewall, Silver Oak II, and Edward plants, our completion of the connection between the Arkoma and Velma systems and our announced construction of the Buffalo plant are examples of executing this strategy.

•	Pursuing strategic acquisitions. We continue to pursue strategic acquisitions that leverage our existing asset base, employees and customer relationships. In the past, we have pursued opportunities in certain regions outside of our current areas of operation and will continue to do so when these options make sense economically and strategically.

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

•	Maintaining our financial flexibility. We intend to maintain a capital structure in which we do not significantly exceed equal amounts of debt and equity on a long-term basis while not jeopardizing our ability to achieve our other business strategies as listed above. We seek to maintain a minimum total liquidity of at least $100.0 million; a ratio of debt to capital of not more than 50%; and a ratio of long-term debt to trailing 12-month EBITDA, as defined in our Revised Credit Agreement, of less than 4x. We believe our revolving credit facility, our ability to issue additional long-term debt or limited partner units and our relationships with our partners provide us with the ability to achieve this strategy. We will also consider alternative financing, joint venture arrangements and other means that allow us to achieve our business strategies while continuing to maintain an acceptable capital structure.

Contracts and Customer Relationships

Our principal revenue is generated from fees for the gathering, processing and treating of natural gas and the sale of natural gas, NGLs and condensate. For the year ended December 31, 2014, ONEOK Hydrocarbon, L.P. (“ONEOK”); DCP NGL Services, LLC, a subsidiary of DCP Midstream, LLC (“DCP”); and BP Energy Company accounted for approximately 21%, 13% and 11%, respectively, of our third-party revenues within the Oklahoma segment and DCP and Tenaska Marketing Ventures, Inc. accounted for approximately 47% and 16%, respectively, of our third-party revenues within the Texas segment, with no other single customer accounting for more than 10% for this period.

Natural Gas Supply

We have natural gas purchase, gathering and processing agreements with certain producers. These agreements provide for the purchase or gathering of natural gas, primarily under Fee-Based and POP arrangements (see “Item 8: Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies”). Many of the agreements provide for gathering, processing, compression, treating and/or low volume fees. Producers generally provide, in-kind, their proportionate share of compressor and plant fuel required to gather the natural gas and to operate our processing plants. In addition, the producers generally bear their proportionate share of gathering system line loss and natural gas plant “shrinkage” for the gas consumed in the production of NGLs.

We have long-term, service-driven relationships with our producing customers, who comprise some of the largest producers in our areas. Several of our top producers have contracts with primary terms running into 2020 and beyond. At the end of the primary terms, most of the contracts with producers on our gathering systems have evergreen term extensions.

In our Oklahoma segment on our WestOK system, we have a contract with SandRidge with a term currently extending through 2017. As part of the agreement, SandRidge has agreed to dedicate the majority of its developed acreage covering the Mississippian Lime formation.

In our Texas segment on our SouthTX system, our primary producers, Statoil Natural Gas LLC (“Statoil”) and Talisman Energy USA Inc. (“Talisman”) both have fixed-fee long term agreements with volume commitments extending into 2022. Also in our Texas segment on our WestTX system, we have a gas sales and purchase agreement with Pioneer Natural Resources Company (NYSE: PXD) (“Pioneer”)

with a term extending into 2032. The gas sales and purchase agreement requires all Pioneer wells within an “area of mutual interest” be dedicated to that system’s gathering and processing operations in return for specified natural gas processing rates. Through this agreement, we anticipate we will continue to provide gathering and processing for the majority of Pioneer’s wells in the Spraberry and Wolfberry Trends in the Permian Basin.

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

While natural gas produced in some areas does not require treating or processing, natural gas produced in other areas is not suitable for long-haul pipeline transportation or commercial use and must be compressed; gathered via pipeline to a central processing facility; potentially treated; and then processed to remove certain hydrocarbon components, such as NGLs and other contaminants, that would interfere with pipeline transportation or the end use of the natural gas. Natural gas treating and processing plants generally treat (remove carbon dioxide and hydrogen sulfide) and extract the NGLs, enabling the treated, “dry” gas, commonly referred to as residue gas, to meet pipeline specifications for long-haul transport to end users. After being separated from natural gas at the processing plant, the mixed NGL stream, commonly referred to as “y-grade” or “raw mix,” is typically transported in pipelines to a centralized facility for fractionation into discrete NGL purity products: ethane, propane, normal butane, isobutane, and natural gasoline.

Our Oklahoma Operations

Our Oklahoma operations own, operate and/or have interests in 10 natural gas processing facilities, one treating facility and approximately 7,600 miles of intrastate natural gas gathering systems located in Oklahoma and Kansas. Our Oklahoma gathering systems, processing plants and treating assets service long-lived natural gas regions, including the Anadarko, Ardmore and Arkoma Basins. Our Oklahoma systems have receipt points consisting primarily of individual well connections and, secondarily, central delivery points, which are linked to multiple wells from which we gather natural gas from oil and natural gas wells; process the raw natural gas into residue gas by extracting NGLs and removing impurities; and transport natural gas to interstate and public utility pipelines for delivery to customers.

Gathering Systems

SouthOK. SouthOK consists of the Velma and Arkoma systems, which were connected during 2014 through the installation of approximately 55 miles of gathering pipeline between the systems (see “–Recent Developments”).

The SouthOK gathering system is located in the Ardmore and Anadarko Basins and includes the Golden Trend, SCOOP, and Woodford Shale areas of southern Oklahoma. The gathering system has approximately 1,500 miles of active pipelines. The primary natural gas suppliers on the SouthOK gathering system include Atoka Midstream, LLC; DCP Midstream, L.P.; Marathon Oil Company (“Marathon”); MarkWest Oklahoma Gas Company, LLC (“MarkWest”); Merit Management Partners; XTO Energy, Inc. (“XTO”); and Vanguard Natural Resources, LLC.

WestOK. The WestOK gathering system is located in north central Oklahoma and southern Kansas’ Anadarko Basin. The gathering system has approximately 6,100 miles of active natural gas gathering pipelines. The primary natural gas suppliers on the WestOK gathering system include Chesapeake Energy Corporation and SandRidge Exploration and Production, LLC (“Sandridge”).

Processing Plants

SouthOK. The SouthOK system includes six separate processing plants: Velma, Velma V-60 (“V-60”), Atoka, Coalgate, Stonewall and Tupelo; and the East Rockpile treating facility. SouthOK’s processing operations have a total name-plate capacity of 540 MMCFD. The Velma facility is a 100 MMFD cryogenic plant in Stephens County, Oklahoma, which was updated in 2003. The V-60 facility is a 60 MMFD cryogenic plant in Stephens County, Oklahoma, which was placed into service in 2012. The Tupelo facility is a 120 MMCFD cryogenic plant in Coal County, Oklahoma, which started operations in December 2011. The East Rockpile facility is a wholly-owned 250 GPM amine treating plant in Pittsburg County, Oklahoma, which started operations in June 2007.

The Atoka, Coalgate and Stonewall facilities are owned by Centrahoma Processing, LLC (“Centrahoma”), a joint venture that we operate, and in which we have a 60% ownership interest; the remaining 40% ownership interest is held by MarkWest. The Atoka facility is a 20 MMCFD cryogenic plant in Atoka County, Oklahoma, which started operations in November 2006 and is currently idle. The Coalgate facility is an 80 MMCFD cryogenic plant in Coal County, Oklahoma, which started operations in September 2007. The Stonewall facility is a 160 MMCFD cryogenic plant located near the Coalgate and Tupelo facilities, which was placed into service on May 1, 2014 (see “–Recent Developments”). A planned expansion of the Stonewall plant to raise the processing capacity to 200 MMCFD is anticipated to be completed in the first quarter of 2015.

WestOK. The WestOK system processes natural gas through three separate cryogenic natural gas processing plants at the Waynoka I and II and the Chester facilities; and one refrigeration plant at the Chaney Dell facility. The WestOK system’s processing operations have total name-plate capacity of approximately 458 MMCFD. Waynoka I, a 200 MMCFD plant located in Woods County, Oklahoma, began operations in 2006. Waynoka II, a 200 MMCFD cryogenic plant in Woods County, Oklahoma, began operations in September 2012. Chester, a 28 MMCFD plant located in Woodward County, Oklahoma, began operations in 1981. Chaney Dell, a 30 MMCFD plant in Woods County, Oklahoma, began operations in January 2012.

Natural Gas and NGL Marketing

SouthOK. The SouthOK system has access to natural gas take-away pipelines owned by Enable Oklahoma Intrastate Transmission, LLC; MarkWest Energy Partners, LP; Natural Gas Pipeline Company of America; ONEOK Gas Transportation, LLC; and Southern Star Central Gas Pipeline, Inc. We sell our NGL production at SouthOK to ONEOK under two separate agreements. The Velma agreement has a term expiring at the end of 2016, and the Arkoma agreement has a term expiring in 2024. We have signed an agreement with DCP to sell our NGL production from our Velma processing facilities upon the expiration of the Velma ONEOK agreement. The Velma DCP agreement has a term of fifteen years. Condensate collected at the SouthOK gas plants and gathering systems is currently sold to EnerWest Trading Company, LLC and Enterprise Products Partners, L.P.

WestOK. The WestOK system has access to natural gas take-away pipelines owned by Enogex LLC; Panhandle Eastern Pipe Line Company, LP; and Southern Star Central Gas Pipeline, Inc. We sell our NGL production at WestOK to DCP. The WestOK DCP agreement has a term expiring in 2029. Condensate collected at the WestOK plants and gathering systems is currently sold to JP Energy Partners, L.P.; Plains Marketing, L.P.; and Murphy Energy Corporation.

Our Texas Operations

Our Texas operations own, operate and/or have interests in seven natural gas processing facilities and approximately 4,600 miles of intrastate natural gas gathering systems located in Texas. Our Texas gathering systems and processing plants service long-lived natural gas regions, including the Permian Basin and the Barnett and Eagle Ford Shales. Our Texas systems have receipt points consisting primarily of individual well connections and, secondarily, central delivery points, which are linked to multiple wells from which we gather natural gas from oil and natural gas wells; process the raw natural gas into residue gas by extracting NGLs and removing impurities; and transport natural gas to interstate and public utility pipelines for delivery to customers.

SouthTX. The SouthTX gathering system is located in the Eagle Ford Shale in southern Texas. The gathering system has approximately 800 miles of active pipeline with receipt points consisting primarily of individual well connections and, secondarily, central delivery points, which are linked to multiple wells. Our SouthTX assets also include a 75% interest in T2 LaSalle Gathering Company L.L.C. (“T2 LaSalle”), which has approximately 60 miles of active gathering pipeline; and a 50% interest in T2 Eagle Ford Gathering Company L.L.C. (together with T2 LaSalle, the “T2 Joint Ventures”), which has approximately 116 miles of active gathering pipeline. The T2 Joint Ventures are operated by a subsidiary of Southcross Holdings, L.P., which owns the remaining interests. The primary natural gas suppliers on the SouthTX gathering system include Statoil and Talisman.

WestTX. The WestTX gathering system, which we operate and in which we have an approximate 72.8% ownership, has approximately 3,800 miles of active natural gas gathering pipelines located across nine counties within the Permian Basin in West Texas. Pioneer, the largest active driller in the Spraberry and Wolfberry Trends and a major producer in the Permian Basin, owns the remaining interest in the WestTX system. The primary natural gas suppliers on the WestTX gathering system include Parsley Energy, COG Operating, LLC; Laredo Petroleum, Inc.; Endeavor Energy Resources LP; and Pioneer.

Barnett. The Barnett Shale gas gathering system and related assets are located in Tarrant County, Texas. The system consists of 20 miles of gathering pipeline. The Barnett gas gathering system is used to facilitate gathering of the natural gas production of our affiliate, ARP.

Processing Plants

SouthTX. The SouthTX system processes natural gas through the Silver Oak I and II processing plants. The Silver Oak I facility is a 200 MMCFD cryogenic plant located in Bee County, Texas, which started operations in 2012. A second 200 MMCFD cryogenic processing facility, the Silver Oak II plant, was placed into service on June 25, 2014 (see “—Recent Developments”). Our SouthTX assets also include a 50% interest in T2 EF Cogeneration Holdings L.L.C., which owns a cogeneration facility.

WestTX. The WestTX system includes five separate plants: the Consolidator, Driver, Midkiff, Benedum and Edward processing facilities. Our WestTX processing operations have an aggregate processing name-plate capacity of approximately 655 MMCFD. The Consolidator plant is a 150 MMCFD cryogenic plant in Reagan County, Texas, which started operations in 2009. The Driver plant is a 200 MMCFD cryogenic plant in Midland County, Texas, which started operations in April 2013. The Midkiff plant, which started operations in 1990, is a 60 MMCFD cryogenic plant located at the same site as our Consolidator plant. The Benedum plant is a 45 MMCFD cryogenic plant in Upton County, Texas that is currently idle. The Edward plant is a 200 MMCFD cryogenic plant located in Upton County, Texas, near the Benedum plant, which was brought into service on September 15, 2014 (see “–Recent Developments”). To facilitate increased Spraberry production, we are constructing a new 200 MMCFD cryogenic processing plant, known as the Buffalo plant, which is expected to be placed in service during 2016. The Buffalo plant will increase the WestTX aggregate processing name-plate capacity to approximately 855 MMCFD.

Natural Gas and NGL Marketing

SouthTX. Through its Section 311 intrastate transmission pipeline, the SouthTX system has access to natural gas take-away pipelines owned by Enterprise Intrastate, LLC; Kinder Morgan Tejas Pipeline LLC; Natural Gas Pipeline Company of America; Tennessee Gas Pipeline Company, LLC; and Transcontinental Gas Pipe Line. We sell our NGL production at SouthTX to DCP and Enlink Midstream Partners, LP. In September 2014, we signed an NGL agreement with DCP, which expires in 2029. Condensate collected at the SouthTX plants and gathering systems is currently sold to BP Products North America, Inc.; Cima Energy, LTD; Shell Trading (US) Company, Inc.; and Superior Crude Gathering, Inc.

WestTX. The WestTX system has access has access to natural gas take-away pipelines owned by Atmos Energy Corporation; El Paso Natural Gas Company; Kinder Morgan Tejas Pipeline, LLC; Enterprise Interstate, LLC; and Northern Natural Gas Company. In September 2014, we signed an NGL agreement with DCP, which expires in 2029. Condensate collected at the WestTX plants and gathering systems is currently sold to Occidental Energy Marketing, Inc. and Plains Marketing, L.P.

Corporate and Other

Tennessee Gathering System. The Tennessee gathering systems are located in the Appalachian Basin. The gathering systems have approximately 70 miles of natural gas gathering pipelines. A portion of the natural gas we gather in Tennessee is derived from wells operated by our affiliate, ARP. In addition, we gather and transport gas for other natural gas producers in the area.

On February 27, 2015, we agreed to transfer 100% of our interest in the Tennessee gas gathering assets to ARP (see “—Recent Developments”).

Gas Treating. Our gas treating facilities include fifteen skid-mounted amine treating plants of various sizes with total capacity of 1,262 GPM and two propane refrigeration plants with total capacity of 27 MMCFD. The plants are located in the Delaware Basin, Granite Wash, Haynesville, Eagle Ford, Woodford and Fayetteville Shale, or are in inventory awaiting deployment. Key customers include Crestwood Arkansas Pipeline, LLC; TPF II East Texas Gathering, LLC; and XTO. Revenues are derived from fee-based contract services and are a function of the capacity of the treating plant. Revenues are not directly dependent upon the value of the natural gas that is treated and thus commodity price risk is limited.

Commodity Risk Management. Our gathering and processing operations are exposed to certain commodity price risks. These risks result from either taking title to natural gas, NGLs and condensate, or purchasing natural gas from certain producers at the wellhead. The amount and character of this price risk is a function of our contractual relationships with natural gas producers or, alternatively, a function of cost of sales. These contractual relationships are generally of two types:

•	POP: requires us to pay a percentage of revenue to the producer. This generally results in our having a net long physical position for natural gas, NGLs and condensate.

•	Wellhead or Keepwhole purchases: generally requires us to purchase natural gas and any resulting NGLs produced belong to us; resulting in a net long physical position for NGLs and a net short physical position for natural gas.

We are, therefore, exposed to price risk at a net equity volume level rather than at a revenue level. We manage the positions for natural gas on a net basis, netting our physical long positions against our physical short positions. Normally we are in a net long position on our natural gas.

We attempt to mitigate a portion of these risks through a commodity price risk management program, which employs a variety of financial tools. The resulting combination of the underlying physical business and the commodity price risk management program attempts to convert the physical price environment that consists of floating prices to a risk-managed environment characterized by: (1) using fixed-for-floating swaps, which result in a fixed price for the products we buy or sell; or (2) by utilizing the purchase of put options, which result in floor prices for the products we buy. We utilize NGL and crude oil swaps and options to manage our NGL and condensate price risks and natural gas swaps and options to manage our natural gas price risks. There are also risks inherent within risk management programs, including, among others, deterioration of the price relationship between the physical and financial instrument; and changes in projected physical volumes.

We generally realize gains and losses from the settlement of our derivative instruments at the same time we sell the associated physical residue gas, NGLs or condensate. We also record the unrealized gains and losses for the mark-to-market valuation of derivative instruments prior to settlement. We determine gains or losses on open and closed derivative transactions as the difference between the derivative contract price and the physical price. This mark-to-market methodology uses (1) daily closing New York Mercantile Exchange (“NYMEX”) prices; (2) third party sources; and/or (3) an internally-generated algorithm, utilizing third party sources, for commodities not traded on an open market. To ensure these derivative instruments will be used solely for managing price risks and not for speculative purposes, we have established a committee to review our derivative instruments for compliance with our policies and procedures.

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

Oklahoma. In our Oklahoma segment, we compete for the acquisition of well connections with several other gathering/processing operations. These operations include plants and gathering systems operated by: Caballo Energy, LLC; DCP Midstream Partners, LLC; Enable Midstream Partners, L.P.; Energy Transfer Partners, L.P.; Kinder Morgan Energy Partners, L.P.; Lumen Midstream Partners, LLC; Mustang Fuel Corporation; ONEOK Field Services Company, LLC; SemGas, L.P.; and Superior Pipeline Company, LLC.

Texas. In our Texas segment, we compete for the acquisition of well connections with several other gathering/processing operations. These operations include plants and gathering systems operated by: DCP Midstream Partners, LP; Energy Transfer Partners, L.P.; Enlink Midstream Partners, LP; Enterprise Products Partners, L.P.; Kinder Morgan Energy Partners, L.P.; Southcross Energy Partners, L.P.; Southern Union Company; Targa Resources Partners LP; and West Texas Gas, Inc.

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

We believe we have good relationships with operators connected to our system and that we present an attractive alternative for producers. However, if we cannot compete successfully through pricing or services offered, we may be unable to obtain new well connections.

In our Corporate and Other segment, we compete for gas treating services provided on gas gathering lines, including gas treating services provided by Kinder Morgan Energy Partners, L.P.; Spartan Energy Partners LLC; and TransTex Hunter, LLC.

The factors that typically affect our ability to compete for gas treating services are:

•	fees charged under our contracts;

•	the quality and efficiency of our operations; and

•	our responsiveness to a customer’s needs.

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

Environmental Matters and Regulations

The operation of pipelines, plant and other facilities for gathering, compressing, treating, processing, or transporting natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as by:

•	restricting the way waste disposal is handled;

•	limiting or prohibiting construction and operating activities in sensitive areas such as wetlands, coastal regions, non-attainment areas, tribal lands or areas inhabited by endangered species;

•	requiring the installation and operation of expensive pollution control equipment;

•	requiring remedial measures to reduce, and/or respond to releases of pollutants or hazardous substances by our operations or attributable to former operators;

•	enjoining some or all of the operations of facilities deemed in non-compliance with permits issued pursuant to such environmental laws and regulations; and

•	imposing substantial liabilities for pollution resulting from operations.

Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where pollutants or wastes have been disposed or otherwise released. Neighboring landowners and other third parties can file claims for personal injury or property damage allegedly caused by noise and/or the release of pollutants or wastes into the environment. The regulatory burden on the natural gas and oil industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress, federal and state agencies frequently enact new, or revise existing, environmental laws and regulations that may result in more stringent and costly waste handling, disposal and clean-up requirements for the natural gas and oil industry, which could have a significant impact on our operating costs.

We believe our operations are in substantial compliance with applicable environmental laws and regulations and compliance with existing federal, state and local environmental laws and regulations and continued compliance therewith should not have a material adverse effect on our business, financial position or results of operations. Nevertheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Moreover, we cannot ensure that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions, will not cause us to incur significant costs.

Environmental laws and regulations that could have a material impact on our operations include the following:

Endangered Species Act. The federal Endangered Species Act (“ESA”) restricts activities that may affect endangered or threatened species or their habitats. Endangered species, including, without limitation, the American Burying Beetle and Lesser Prairie Chicken, are located in various states in which we operate. If endangered species are located in areas where we propose to construct new gathering or processing facilities, such work could be prohibited or delayed or expensive mitigation may be required. Existing laws, regulations, policies and guidance relating to protected species may also be revised or reinterpreted in a manner that further increases our construction and mitigation costs or further restricts our construction activities. Additionally, construction and operational activities could result in inadvertent impact to habitats of listed species and could result in alleged takings under the ESA, exposing us to civil or criminal enforcement actions and fines or penalties. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service is required to make a determination on listing of more than 250 species as endangered or threatened under the ESA by completion of the agency’s 2017 fiscal year. The designation of previously unprotected species as threatened or endangered in areas where we conduct operations or plan to construct pipelines or facilities could cause us to incur increased costs arising from species protection measures or could result in delays in the construction of our facilities or limitations on our customer’s exploration and production activities, which could have an adverse impact on demand for our midstream operations.

Risk Management Planning. The Environmental Protection Agency (“EPA”), in conjunction with the Occupational Safety and Health Administration (“OSHA”) and the U.S. Department of Homeland Security (“DHS”), in response to numerous recent industrial facility explosions, has initiated a nation-wide Request for Information (“RFI”), with the intent of strengthening the existing Chemical Accident Prevention Provisions (40 CFR 68). The EPA has indicated that rule changes will be forthcoming based upon results of the RFI. If implemented, such changes have the potential to impact our gas plants by defining more rigorous design standards, regulating siting of new processes, requiring installation of automated detection devices and implementing mandatory third-party audits.

Hazardous Waste. The Solid Waste Disposal Act, including the Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of “hazardous wastes” and the disposal of non-hazardous wastes. Under the auspices of the EPA, individual states administer some or all of the provisions of the RCRA, sometimes in conjunction with their own more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of crude oil and natural gas constitute “solid wastes”, which are regulated under the less stringent non-hazardous waste provisions, but there is no guarantee that the EPA or individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation. Moreover, ordinary industrial wastes such as paint wastes, waste solvents, laboratory wastes, and waste compressor oils may be regulated as solid waste. The transportation of natural gas in pipelines may also generate some hazardous wastes that are subject to RCRA or comparable state law requirements.

We believe our operations are currently in substantial compliance with the requirements of RCRA and related state and local laws and regulations, and that we hold all necessary and up-to-date permits, registrations and other authorizations to the extent our operations require them under such laws and regulations. Although we do not believe the current costs of managing our solid wastes to be material, any more stringent regulation of natural gas and oil exploration and production wastes could increase our costs to manage and dispose of such wastes.

Site Remediation. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes joint and several liability, without regard to fault or legality of conduct, on persons who are considered under the statute to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substance at the site. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

We currently own or lease, and have in the past owned or leased, numerous properties that for many years were used for the measurement, gathering, field compression and processing of natural gas. Although we believe we utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or hydrocarbons may have been released on or under the properties owned or leased by us or on or under other locations, including off-site locations, where such substances have been taken for disposal. There may be evidence that petroleum spills or releases have occurred at some of the properties owned or leased by us. However, none of these spills or releases appear to be material to our financial condition and we believe all of them have been or will be appropriately remediated. In addition, some of these properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons were not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes (including waste disposed of by prior owners or operators), remediate contaminated property (including groundwater contamination, whether from prior owners or operators or other historic activities or spills), or perform operations to prevent future contamination.

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

In 2012, specific federal regulations applicable to the natural gas industry were finalized under the New Source Performance Standards (“NSPS”) program along with National Emissions Standards for Hazardous Air Pollutants (“NESHAP”). These regulations impose additional emissions control requirements and practices on our operations. Some of our facilities may incur additional capital costs in order to comply with new emission limitations. These regulations may increase the costs of compliance for some facilities. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. We believe our operations are in substantial compliance with the requirements of the Clean Air Act.

In 2014, the EPA proposed to lower the current ozone National Ambient Air Quality Standards (“NAAQS”) to a more stringent NAAQS. The EPA is required to promulgate the ozone NAAQS by court order no later than October 1, 2015. If lowered, the more stringent ozone NAAQS could impose additional permitting and regulatory requirements on major new facilities and facility expansions as well as existing facilities. These requirements could increase the cost of compliance at our facilities and other industrial sources in future years.

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

OSHA and other regulations. We are subject to the requirements of OSHA and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations. We believe we are in substantial compliance with these applicable requirements and with other OSHA and comparable requirements.

Hydrogen Sulfide. Exposure to gas containing high levels of hydrogen sulfide, referred to as sour gas, is harmful to humans and can result in death. A portion of the gas processed at our Velma gas plant contains high levels of hydrogen sulfide, and we employ numerous safety precautions at the system to ensure the safety of our employees. There are various federal and state environmental and safety requirements for handling sour gas, and we believe we are in substantial compliance with such requirements.

Chemicals of Interest. We operate several facilities registered with DHS in order to identify the quantities of various chemicals stored at the sites. The liquid hydrocarbons recovered and stored as a result of facility processing activities, and various chemicals utilized within the processes, have been identified and registered with DHS. These registration requirements for Chemical of Interest were first promulgated by DHS in 2008 and we believe we are currently in substantial compliance with the Department’s requirements. None of our affected facilities are considered high security risks by DHS at this time and no specific security plans for such per DHS regulations are required.

Greenhouse gas regulation and climate change. To date, legislative and regulatory initiatives relating to greenhouse gas emissions have not had a material impact on our business. However, Congress has been actively considering climate change legislation. More recently, the EPA has begun regulating greenhouse gas emissions under the federal Clean Air Act. In response to the Supreme Court’s decision in Massachusetts V. EPA, 549 U.S. 497 (2007) (holding that greenhouse gases are air pollutants covered by the Clean Air Act), the EPA made a final determination that greenhouse gases endangered public health and welfare, 74 Fed. Reg. 66,496 (December 15, 2009). This finding led to the regulation of greenhouse gases under the Clean Air Act. Currently, the EPA has promulgated two rules that will impact our business.

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

Second, the EPA finalized its Mandatory Reporting of Greenhouse Gases rule in 2009, 74 Fed. Reg. 56,260 (October 30, 2009). Subsequent revisions, additions, and clarification rules were promulgated, including a rule specifically addressing the natural gas industry. These rules require certain industry sectors that emit greenhouse gases above a specified threshold to report greenhouse gas emissions to the EPA on an annual basis. This rule imposes additional obligations on us to determine whether the greenhouse gas reporting applies and if so, to calculate and report greenhouse gas emissions. This rule also imposes monitoring and sampling requirements upon our gas processing plants via the use of expensive instruments. In 2014, EPA proposed regulations that could expand such requirements to compressor stations, which have previously been exempt from these types of monitoring requirements. If finalized, these requirements could increase cost of operation at our compressor stations in future years.

On January 14, 2015, the EPA announced its intent to set new standards for the regulation of Methane and Volatile Organic Compounds emissions in the oil and gas sector. It is anticipated that these standards will be built upon the 2012 New Source Performance Standards for the oil and gas sector and the EPA is aiming to finalize the rulemaking in 2016. The EPA has indicated the rule could address emissions from new and modified oil and gas production sources, and natural gas processing and transmission sources.

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

Finally, the scientific community continues to engage in a healthy debate as to the impact of greenhouse gas emissions on planetary conditions. For example, such emissions may be responsible for increasing global temperatures, and/or enhancing the frequency and severity of storms, flooding and other similar adverse weather conditions. We do not believe these conditions are having any material current adverse impact on our business, and we are unable to predict at this time, what, if any, long-term impact such climate effects would have.

Pipeline Safety and Other Regulations

Pipeline Safety. Some of our natural gas pipelines are subject to regulation by the U.S. Department of Transportation, or DOT, under the pipeline safety laws, 49 U.S.C. §§ 60101 et seq. The pipeline safety laws authorize DOT to regulate pipeline facilities and persons engaged in the transportation by pipeline of gas, i.e., natural gas, flammable gas, or gas that is toxic or corrosive, and hazardous liquids, i.e., petroleum or petroleum products, including NGLs, and other designated substances that pose an unreasonable risk to life or property when transported in liquid state. The DOT Secretary has delegated that authority to one of the Department’s modal administrations, the Pipeline and Hazardous Materials Safety Administration, or PHMSA. Acting primarily through the Office of Pipeline Safety, or OPS, PHMSA administers a national regulatory program to ensure the safety of transportation-related gas and hazardous liquid pipeline facilities.

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

On January 3, 2012, the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (the “Job Act”) was signed into law. The Job Act requires DOT and the U.S. Government Accountability Office to complete a number of reviews, studies, evaluations and reports in preparation for potential rulemakings applicable to pipeline facilities. The issues addressed in these rulemaking provisions include, but are not limited to, the use of automatic or remotely-controlled shut-off valves on new or replaced transmission line facilities, modifying the requirements for pipeline leak detection systems, and expanding the scope of the pipeline integrity management requirements. The PHMSA is considering these and other provisions in the Job Act and has sought public comment on changes to a number of regulations related to pipeline safety. On September 25, 2013, the PHMSA issued a final rule implementing changes in its administrative procedures required by the Job Act, but the rulemaking process is continuing with respect to aspects of the Job Act related to pipeline safety regulations. At this time, we cannot predict what effect, if any, the future application of such regulations might have on our operations, but we, as part of the midstream natural gas industry, could be required as a result of any new PHMSA regulations to incur additional capital expenditures and increased operating costs.

The state of Texas adopted House Bill 2982, effective on September 1, 2013. This bill amended the Texas laws delegating to the Texas Railroad Commission the authority to regulate pipeline safety for intrastate pipelines to include transportation and gathering facilities for gas in Class 1 locations and for hazardous liquids and CO² in rural locations. Before September 1, 2015, the Texas Railroad Commission must implement rules governing the commission investigations of an accident, an incident, threats to public safety, and complaints related to operational safety; and to require an operator to submit a plan to remediate any such issues and to file reports with respect to any such issues, or to require operators to provide information requested by the Texas Railroad Commission.

Gathering Pipeline Regulation. Section 1(b) of the Natural Gas Act of 1938, 15 U.S.C. § 717(b), exempts natural gas gathering facilities from the jurisdiction of FERC. We own a number of natural gas gathering lines in Kansas, Oklahoma and Texas that we believe meet the traditional tests FERC has used to establish a pipeline’s status as a gathering facility not subject to FERC jurisdiction. However, the distinction between FERC-regulated natural gas transportation facilities and federally unregulated natural gas gathering facilities is the subject of regular litigation, so the classification and regulation of some of our gathering facilities may be subject to change based on future determinations by FERC and the courts.

We are currently subject to state ratable take, common purchaser and/or similar statutes in one or more jurisdictions in which we operate. Common purchaser statutes generally require gatherers to purchase production without discrimination as to source of supply or producer, while ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. In particular, Kansas, Oklahoma and Texas have adopted complaint-based regulation of natural gas gathering activities, which allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to natural gas gathering access and discrimination with respect to rates or terms of service. Should a complaint be filed or regulation by the Kansas Corporation Commission, the Oklahoma Corporation Commission or the Texas Railroad Commission become more active, our revenues could decrease. Collectively, any of these laws may restrict our right as an owner of gathering facilities to decide with whom we contract to purchase or gather natural gas.

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

Transmission Pipeline Regulation. We operate natural gas pipelines that extend from some of our processing plants to interconnections with both intrastate and interstate natural gas pipelines. Those facilities, known in the industry as “plant tailgate” pipelines, typically operate at transmission pressure levels and may transport “pipeline quality” natural gas. Because our plant tailgate pipelines are relatively short, we treat them as “stub” lines, which are exempt from FERC’s jurisdiction under the Natural Gas Act. FERC’s treatment of the “stub” line exemption has varied over time, but, absent other factors, FERC generally limits the length of the lines that qualify for the “stub” line exemption.

We own (in conjunction with Pioneer) and operate the Driver Residue Pipeline, a gas transmission pipeline extending from our Driver processing plant in WestTX just over ten miles to points of interconnection with intrastate and interstate natural gas transmission pipelines. We have obtained a limited jurisdiction certificate of public convenience and necessity under the Natural Gas Act for the Driver Residue Pipeline. In the certificate order, among other things, FERC waived requirements pertaining to the filing of an initial rate for service, the filing of a tariff and compliance with specified accounting and reporting requirements. As such, the Driver Residue Pipeline is not currently subject to conventional rate regulation; to requirements FERC imposes on “open access” interstate natural gas pipelines; to the obligation to file and maintain a tariff; or to the obligation to conform to certain business practices and to file certain reports. If, however, we were to receive a bona fide request for firm service on the Driver Residue Pipeline from a third party, FERC would reexamine the waivers it has granted us and would require us to file for authorization to offer “open access” transportation under its regulations, which would impose additional costs upon us.

To the extent our plant tailgate pipelines do not qualify for the “stub” line exemption, we will consider whether we need to obtain FERC authorization to operate our tailgate pipelines or whether they can be reconfigured or otherwise modified to eliminate the possibility that they could be subject to FERC jurisdiction. If we conclude that FERC authorization is necessary, we would expect to seek regulatory treatment similar to the treatment FERC has accorded to the Driver Residue Pipeline. We cannot, however, assure you that FERC would agree to assert only limited jurisdiction. If FERC were to find that it must assert comprehensive jurisdiction, our operating costs would increase and we could be subject to enforcement actions under the Energy Policy Act of 2005.

We have an ownership interest of 50% of the capacity in a 50-mile long intrastate natural gas transmission pipeline, which extends from the tailgate of three natural gas processing plants located near Pettus, Texas to interconnections with existing intrastate and interstate natural gas pipelines near Refugio, Texas. The capacity is held by our subsidiary, APL SouthTex Transmission Company LP (“APL SouthTex Transmission”), which is entitled to transport natural gas through its capacity on behalf of third parties to both intrastate and interstate markets. Because the jointly owned pipeline system was initially interconnected only with intrastate markets, each of the capacity holders qualified as an “intrastate pipeline” within the meaning of the Natural Gas Policy Act of 1978, or the NGPA and therefore are able to provide transportation of natural gas to interstate markets under Section 311 of the NGPA. Under Sections 311 and 601 of the NGPA, an intrastate pipeline may transport natural gas in interstate commerce without becoming subject to FERC regulation as a “natural-gas company” under the Natural Gas Act. Transportation of natural gas under authority of Section 311 must be filed with FERC and must be shown to be “fair and equitable.” APL SouthTex Transmission has a Statement of Operating Conditions on file with FERC, and FERC has accepted the rates, which APL SouthTex Transmission’s predecessor filed, as being in accordance with the “fair and equitable” standard. APL SouthTex Transmission is required to file, on or before November 6, 2017, a petition for approval of its then-existing rates, or to propose a new rate, applicable to NGPA Section 311 service.

NGL Pipeline Regulation. The transportation of crude oil, petroleum products and NGLs is subject in certain circumstances to regulation under the Interstate Commerce Act. Responsibility for the regulation of so-called oil pipelines now resides with the FERC. Rates charged for the interstate movement of crude oil, petroleum products and NGLs must be filed with FERC and are subject to FERC review and, under the Interstate Commerce Act, FERC has exclusive jurisdiction to determine whether oil pipelines’ interstate rates and terms of service are just, reasonable, and not unduly discriminatory. Pursuant to the Interstate Commerce Act, interstate oil pipeline rates can be challenged before FERC either by protest when they are initially filed or increased or by complaint for as long as they remain on file with FERC. FERC does not, however, regulate oil pipelines’ decisions to commence or terminate service or the construction of oil pipeline facilities. Individual states may regulate oil pipelines as utilities or as common carriers. As a general rule, neither FERC nor the states regulate oil pipelines that are purely proprietary and provide transportation service only for the pipeline’s owner.

The Oklahoma Corporation Commission and Texas Railroad Commission both have authority to regulate rates charged by common carrier pipelines in their respective jurisdictions.

Transportation and Sales of Natural Gas and NGLs. A portion of our revenue is tied to the price of natural gas and NGLs. The wholesale price of natural gas and NGLs is not currently subject to federal regulation and, for the most part, is not subject to state regulation. Sales of natural gas and NGLs are affected by the availability, terms and cost of pipeline transportation. As noted above, the price and terms of access to pipeline transportation of natural gas and NGLs are subject to extensive federal and state regulation. FERC is continually proposing and implementing new rules and regulations affecting the segments of the natural gas industry, most notably interstate natural gas transportation companies that remain subject to FERC’s jurisdiction. While FERC is less active in proposing changes in the manner in which it regulates the transportation of NGLs under the Interstate Commerce Act, it does nevertheless have authority to address the rates, terms and conditions under which NGLs are transported. FERC initiatives could, therefore, affect the transportation of natural gas and NGLs under certain circumstances. We cannot predict the ultimate impact of any regulatory changes that could result from such FERC initiatives.

Energy Policy Act of 2005. The Energy Policy Act contains numerous provisions relevant to the natural gas industry and to interstate natural gas pipelines in particular. Overall, the legislation attempts to increase supply sources by calling for various studies of the overall resource base and attempting to advantage deep water production on the Outer Continental Shelf in the Gulf of Mexico. However, the provisions of primary interest to us as an operator of natural gas gathering lines and sellers of natural gas focus on two areas: (1) infrastructure development; and (2) market transparency and enhanced enforcement. Regarding infrastructure development, the Energy Policy Act shortens the depreciable life for gathering facilities; statutorily designates FERC as the lead agency for environmental reviews required in connection with federal authorizations and permits relating to interstate natural gas pipelines; provides for the assembly of a consolidated record for all federal decisions relating to necessary authorizations and permits with respect to interstate natural gas pipelines; and provides for expedited judicial review of any agency action involving the permitting of such facilities and review by only the D.C. Circuit Court of Appeals of any alleged failure of a federal agency to act on a permit relating to an interstate natural gas pipeline by a deadline set by FERC as lead agency. Regarding market transparency and manipulation, the Energy Policy Act amended the Natural Gas Act to prohibit market manipulation and directs FERC to prescribe rules designed to encourage the public provision of data and reports regarding the price of natural gas in wholesale markets. In this regard, the Natural Gas Act and the Natural Gas Policy Act were also amended to increase monetary criminal penalties to $1,000,000 from the $5,000 amount specified under prior law and to add and increase civil penalty authority to be administered by FERC to $1,000,000 per day per violation without any limitation as to total amount.

Our Driver Residue Pipeline is subject to only limited regulation by FERC under the Natural Gas Act. Our APL SouthTex Transmission pipeline is subject to limited regulation of the interstate transportation services it provides under Section 311 of the NGPA. Accordingly, the provisions of the Energy Policy Act have only limited applicability to us, primarily in our capacity as a seller of natural gas, as the operator of interstate natural gas pipelines subject to limited jurisdiction certificates, and as operator of an intrastate natural gas pipeline offering interstate service under Section 311 of the NGPA. As such, we are subject to the Energy Policy Act as the owner of facilities, and thus we are subject to

(1) civil penalties for violations of the Natural Gas Act; (2) the NGPA or FERC regulations or orders issued under those laws; and (3) for conduct determined to constitute market manipulation. The penalties associated with any violations of the Energy Policy Act could be substantial.

Other regulation of the natural gas and oil industry. The natural gas and oil industry is extensively regulated by numerous federal, state and local authorities. Legislation affecting the natural gas and oil industry is under constant review for amendment or expansion, frequently increasing the regulatory burden that operators must bear. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the natural gas and oil industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the natural gas and oil industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect other companies in their industries with similar types, quantities and locations of production.

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

Properties

Our principal facilities consist of 17 natural gas processing plants; 18 gas treating facilities; and approximately 12,300 miles of active 2 inch to 30 inch diameter natural gas gathering lines. Substantially all our gathering systems are constructed within rights-of-way granted by property owners named in the appropriate land records. In a few cases, property for gathering system purposes was purchased in fee. All our compressor stations are located on property owned in fee or on property obtained via long-term leases or surface easements.

The following tables set forth certain information relating to our gas processing facilities, and natural gas gathering systems:

Gas Processing Facilities

Facility	Location	Year Constructed	Design Throughput Capacity (MMCFD)	2014 Average Utilization Rate
Atoka plant (idle)	Atoka County, OK	2006	20
Coalgate plant	Coal County, OK	2007	80
Stonewall plant	Coal County, OK	2014	160
Tupelo plant	Coal County, OK	2011	120
Velma plant	Stephens County, OK	Updated 2003	100
Velma V-60 plant	Stephens County, OK	2012	60

Total SouthOK			540	76	%(1)

Waynoka I plant	Woods County, OK	2006	200
Waynoka II plant	Woods County, OK	2012	200
Chaney Dell plant	Major County, OK	2012	30
Chester plant	Woodward County, OK	1981	28

Total WestOK			458	100	%(1)

Total Oklahoma			998	95	%(1)

Consolidator plant	Reagan County, TX	2009	150
Driver plant	Midland County, TX	2013	200
Midkiff plant	Reagan County, TX	1990	60
Benedum plant (idle)	Upton County, TX	Updated 1981	45
Edward plant	Upton County, TX	2014	200

Total WestTX			655	70%

Silver Oak I	Bee County, TX	2012	200
Silver Oak II	Bee County, TX	2014	200

Total SouthTX			400	30%

Total Texas			1,055	55%

Total			2,053	75	%(1)

(1)	Certain processing facilities in these business units are capable of processing more than their name-plate capacity and when capacity is exceeded we will off-load volumes to other processors, as needed. The calculation of the total average utilization rate for the year includes these off-loaded volumes.

Of the 18 gas treating facilities we own, 17 are held for use to provide contract treating services to natural gas producers located in Arkansas, Louisiana, Oklahoma and Texas. Two of our contract gas treating facilities are refrigeration facilities and the other 15 are amine facilities. The remaining treating facility is a 250 GPM amine treating plant, which is used in our processing operations in the SouthOK system and is included in the Oklahoma segment. Our 17 contract gas treating facilities are included in the Corporate and Other segment.

Natural Gas Gathering Systems

System	Location	Approximate Active Miles of Pipe
SouthOK	Southern Oklahoma and Northern Texas	1,500
WestOK	North Central Oklahoma and Southern Kansas	6,100

Total Oklahoma		7,600

SouthTX	Southern Central Texas	800
WestTX	West Texas	3,800
Barnett Shale	Central Texas	20

Total Texas		4,620

Tennessee	Tennessee	70

Total		12,290

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

Employees

As is commonly the case with publicly-traded limited partnerships, we do not directly employ any of the persons responsible for our management or operations. In general, employees of ATLS and its affiliates manage and operate our business. ATLS employed approximately 485 people at December 31, 2014 who provided direct support for our operations.

Affiliates of our General Partner will conduct business and activities of their own in which we will have no economic interest; and there could be material competition between our General Partner, affiliates of our General Partner and us for the time and effort of the officers and employees who provide services to our General Partner. Apart from our Executive Chairman and Executive Vice Chairman and officers providing services in the area of corporate development, the officers of our General Partner who provide services to us are generally assigned solely to our operations. However, they are not required to work full time on our affairs. These officers may also devote time to the affairs of our General Partner’s affiliates and be compensated by these affiliates for the services rendered to them. There may be conflicts between affiliates of our General Partner and us regarding the availability of these officers to manage us.

Available Information

We make our periodic reports under the Securities Exchange Act of 1934, including our annual report on Form 10-K, proxy statements and our quarterly reports on Form 10-Q and our current reports on Form 8-K, available through our website at www.atlaspipeline.com. To view these reports, click on “Investor Relations,” then “SEC Filings.” You may also receive, without charge, a paper copy of any such filings by request to us at Park Place Corporate Center One, 1000 Commerce Drive, 4th Floor, Pittsburgh, Pennsylvania 15275-1011, telephone number (877) 950-7473. A complete list of our filings is available on the SEC’s website at www.sec.gov. Any of our filings are also available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The Public Reference Room may be contacted at telephone number (800) 732-0330 for further information.

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

Our ability to make payments on and to refinance our indebtedness will depend on our financial and operating performance, which may fluctuate significantly from quarter to quarter, and is subject to prevailing economic and industry conditions and financial, business and other factors, many of which are beyond our control. We cannot assure you we will continue to generate sufficient cash flow, or be able to borrow sufficient funds, to service our indebtedness or to meet our working capital and capital expenditure requirements. If we are not able to generate sufficient cash flow from operations or to borrow sufficient funds to service our indebtedness, we may be required to sell assets or equity, reduce capital expenditures, refinance all or a portion of our existing indebtedness or obtain additional financing. We cannot assure you we will be able to refinance our indebtedness, sell assets or equity, or borrow more funds on terms acceptable to us, or at all.

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

Instability in the financial markets may increase the cost of capital while reducing the availability of funds. This may affect our ability to raise capital and reduce the amount of cash available to fund our operations. We rely on our cash flow from operations and borrowings under our existing credit facility to execute our growth strategy and to meet our financial commitments and other short-term liquidity needs. We cannot be certain additional capital will be available to us to the extent required and on acceptable terms. Disruptions in the capital and credit markets could limit our access to liquidity needed for our business and impact our flexibility to react to changing economic and business conditions. Any disruption could require us to take measures to conserve cash until the markets stabilize or until we can arrange alternative credit arrangements or other funding for our business needs. Such measures could include reducing or delaying business activities, reducing our operations to lower expenses, and reducing other discretionary uses of cash. We may be unable to execute our growth strategy, take advantage of business opportunities or to respond to competitive pressures, any of which could negatively impact our business.

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

We derive a majority of our gross margin from POP and Keep-Whole contracts. As a result, our income depends to a significant extent upon the prices at which we buy and sell natural gas and at which we sell NGLs and condensate. Average estimated unhedged 2015 market prices for NGLs, natural gas and crude oil, based upon NYMEX forward price curves as of December 16, 2014, were $0.53 per gallon, $3.58 per MMBTU and $58.19 per barrel, respectively. A 10% change in these prices would change our forecasted net income for the twelve-month period ended December 31, 2015 by approximately $14.5 million. Additionally, changes in natural gas prices may indirectly impact our profitability since prices can influence drilling activity and well operations, and could cause operators of wells currently connected to our pipeline system or that we expect will be connected to our system to shut in their production until prices improve, thereby affecting the volume of gas we gather and process. Historically, the prices of natural gas, NGLs and crude oil have been subject to significant volatility in response to relatively minor changes in the supply and demand for these products, market uncertainty and a variety of additional factors beyond our control, including those we describe in “—The amount of cash we generate depends, in part, on factors beyond our control,” above. West Texas Intermediate crude oil prices traded in a range of $53.27 per barrel to $107.26 per barrel in 2014, while Henry Hub natural gas prices have traded in a range of $2.89 per MMBTU to $6.15 per MMBTU, during the same time period. We expect this volatility to continue. This volatility may cause our gross margin and cash flows to vary widely from period to period. Our commodity price risk management strategies may not be sufficient to offset price volatility risk and, in any event, do not cover all the throughput volumes. Moreover, derivative instruments are subject to inherent risks, which we describe in “–Our commodity price risk management strategies may fail to protect us and could reduce our gross margin and cash flow.”

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

During 2014, Atoka Midstream, LLC; Chesapeake Energy Corporation; COG Operating, LLC; DCP; Endeavor Energy Resources L.P.; Laredo Petroleum Inc.; Marathon Oil Company; MarkWest; Merit Management Partners; Parsley Energy, L.P.; Pioneer; SandRidge; Statoil; Talisman; Vanguard Natural Resources, LLC; and XTO accounted for a significant amount of our natural gas supply. If these producers reduce the volumes of natural gas they supply to us, our gross margin and cash flow could be reduced unless we obtain comparable supplies of natural gas from other producers.

We may face increased competition in the future.

We face competition for well connections.

•	DCP Midstream Partners, LLC; Enable Midstream Partners, L.P.; Energy Transfer Partners, L.P.; Kinder Morgan, Inc.; and ONEOK Partners L.P. operate competing gathering systems and processing plants in our SouthOK service areas.

•	Caballo Energy, LLC; DCP Midstream Partners, LLC; Lumen Midstream Partners, LLC; Mustang Fuel Corporation; ONEOK Partners L.P.; SemGas, L.P.; and Superior Pipeline Company, LLC operate competing gathering systems and processing plants in our WestOK service area.

•	DCP Midstream Partners, LLC; Energy Transfer Partners, L.P.; Enterprise Products Partners, L.P.; Kinder Morgan, Inc.; and Southcross Energy Partners, L.P. operate competing gathering systems and processing plants in our SouthTX service area.

•	DCP Midstream Partners, LLC; Energy Transfer Partners, L.P.; Enlink Midstream Partners, LP; Southern Union Company; Targa Resources Partners L.P.; and West Texas Gas, Inc. operate competing gathering systems and processing plants in our WestTX service area.

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

Our gathering systems principally serve as intermediate transportation facilities between wells connected to our systems and the intrastate or interstate pipelines to which we deliver natural gas. Our plant tailgate pipelines, including the Driver Residue Pipeline and the APL SouthTex Transmission Section 311 pipeline, provide essential links between our processing plants and intrastate and interstate pipelines that move natural gas to market. We deliver NGLs to intrastate or interstate pipelines at the tailgates of the plants. If one or more of the pipelines or fractionation facilities to which we deliver natural gas and NGLs has service interruptions, capacity limitations or otherwise cannot or do not accept natural gas or NGLs from us, and we cannot arrange for delivery to other pipelines or fractionation facilities, the amount of natural gas we gather and process may be reduced. Since our revenues depend upon the quantities of natural gas we gather and natural gas and NGLs we sell or transport, this could result in a material reduction in our gross margin and cash flow.

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

Our agreements with most producers with which we do business generally do not require them to dedicate significant amounts of undeveloped acreage to our systems. While we do have some undeveloped acreage dedicated on our systems, most notably with our partner Pioneer on our WestTX system, we do not have assured sources to provide us with new wells to connect to our gathering systems. Failure to connect new wells to our operations, as described in “–The amount of natural gas we gather will decline over time unless we are able to attract new wells to connect to our gathering systems,” above, could reduce our gross margin and cash flow.

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

We may be unsuccessful in integrating the operations from acquisitions with our operations and in realizing all the anticipated benefits of these acquisitions.

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

In connection with our acquisitions, we have recorded goodwill and identifiable intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. GAAP requires us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Long-lived assets, including intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. For the investments we account for under the equity method, the impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. If we determine an impairment is indicated, we would be required to take an immediate noncash charge to earnings with a correlative effect on equity and balance sheet leverage as measured by debt to total capitalization. Although we have not experienced any other events or circumstances that indicate the carrying amounts of our other intangible assets and goodwill were impaired, we could experience future events that result in impairments. An impairment of the value of our existing goodwill and intangible assets could have a significant negative impact on our future operating results and could have an adverse impact on our ability to satisfy the financial ratios or other covenants under our existing or future debt agreements.

Regulation of our gathering operations could increase our operating costs; decrease our revenue; or both.

Our gathering and processing of natural gas is exempt from regulation by FERC, under the Natural Gas Act of 1938. While gas transmission activities conducted through our plant tailgate pipelines, such as the Driver Residue Pipeline and the SouthTX Residue Pipeline, are subject to FERC’s Natural Gas Act, FERC may limit the extent to which it regulates those activities. The way we operate, the implementation of new laws or policies (including changed interpretations of existing laws) or a change in facts relating to our plant tailgate pipeline operations could subject our operations to more extensive regulation by FERC under the Natural Gas Act, the Natural Gas Policy Act, or other laws. Any such regulation could increase our costs; decrease our gross margin and cash flow, or both.

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

Since federal law generally leaves any economic regulation of natural gas gathering to the states, state and local regulations may also affect our business. Matters subject to such regulation include access, rates, terms of service and safety. For example, our gathering lines are subject to ratable take, common purchaser, and similar statutes in one or more jurisdictions in which we operate. Common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer, while ratable take statutes generally require gatherers to take, without discrimination, natural gas production that may be tendered to the gatherer for handling. Kansas, Oklahoma and Texas have adopted complaint-based regulation of natural gas gathering activities, which allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to natural gas gathering access and discrimination with respect to rates or terms of service. Should a complaint be filed with the Kansas Corporation Commission, Oklahoma Corporation Commission, or Texas Railroad

Commission, or should one or more of these agencies become more active in regulating our industry, our revenues could decrease. Collectively, all of these statutes may restrict our right as an owner of gathering facilities to decide with whom we contract to purchase or gather natural gas.

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

While we do not believe the cost of implementing integrity management program testing along segments of our pipeline will have a material effect on our results of operations, the costs of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program could be substantial.

Our midstream natural gas operations could incur significant costs if PHMSA adopts more stringent regulations governing our business.

On January 3, 2012, the Job Act was signed into law. The Act directs the Secretary of Transportation to undertake a number of reviews, studies and reports, some of which may result in natural gas and hazardous liquids pipeline safety rulemakings. These rulemakings will be conducted by PHMSA.

Since passage of the Job Act, PHMSA has published several notices of proposed rulemaking which propose a number of changes to regulations governing the safety of gas transmission pipelines, gathering lines and related facilities, including increased safety requirements and increased penalties.

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

As a result, we may be a defendant in various legal proceedings and litigation arising from our operations. We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for our insurance policies could escalate in the future. Our existing insurance coverage does not cover all potential losses, costs, or liabilities and we could suffer losses in amounts in excess of our existing insurance coverage. Moreover, in some instances, insurance could become unavailable or available only for reduced amounts of coverage. For example, insurance carriers require broad exclusions for losses due to war risk and terrorist acts. If we were to incur a significant liability, for which we were not fully insured, our gross margin and cash flow would be materially reduced.

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

ATLS owns and controls our General Partner and also has a 5.5% limited partner interest in us. We do not have any employees and rely solely on employees of ATLS and its affiliates, who serve as our agents, including all the senior managers who operate our business. A number of officers and employees of ATLS also own interests in us. Conflicts of interest may arise between ATLS, our General Partner and its affiliates, on the one hand, and us, on the other hand. As a result of these conflicts, our General Partner may favor its own interests and the interests of its affiliates over our interests and the interests of our unitholders. These conflicts include, among others, the following situations:

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

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if our unitholders do not reside in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We presently anticipate substantially all of our income will be generated in Kansas, Oklahoma, and Texas. Kansas and Oklahoma currently imposes a personal income tax. We may do business or own property in other states in the future. It is the responsibility of each unitholder to file all United States federal, state and local tax returns that may be required of such unitholder. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in the common units.

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

Risks related to the Merger and ATLS Merger

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

TRC, TRP and we are subject to litigation related to the Merger and ATLS Merger.

TRC, TRP and we have been subject to litigation related to the Merger and ATLS Merger (together the “Atlas Mergers”). Between October and December 2014, five of our public unitholders filed putative class action lawsuits, one of which has subsequently been voluntarily dismissed, against us, our General Partner, its managers, ATLS, TRC, TRP, TRP GP and MLP Merger Sub. In October and November 2014, two ATLS public unitholders filed putative class action lawsuits, one of which has subsequently been voluntarily dismissed, against ATLS, ATLS GP, its managers, TRC and GP Merger Sub. In January 2015, a public shareholder of TRC filed a putative class action and derivative suit against TRC, its directors and various other parties. The plaintiffs alleged a variety of causes of action challenging the Atlas Mergers. These matters, except for the January 2015 lawsuit and the two lawsuits that have been voluntarily dismissed, were settled, subject to court approval, pursuant to memoranda of understanding executed in February 2015. These memoranda of understanding are conditioned upon, among other things, the execution of appropriate stipulations of settlement. The stipulations of settlement will be subject to customary conditions, including, among other things, judicial approval of the proposed settlements contemplated by the memoranda of understanding. There can be no assurance that the parties will ultimately enter into stipulations of settlement, that the court will approve the settlements, that the settlements will not be terminated according to their terms or that some unitholders will not opt-out of the settlements. It is possible that additional claims beyond those that have already been filed will be brought by the current plaintiffs, members of the putative classes they purport to represent or by others in an effort to enjoin the Atlas Mergers or seek monetary relief. We cannot predict the outcome of these lawsuits, or others, nor can we predict the amount of time and expense that will be required to resolve the lawsuits. An unfavorable resolution of any such litigation surrounding the Atlas Mergers could delay or prevent their consummation. In addition, the costs of defending the litigation, even if resolved in TRC, TRP or our favor, could be substantial and such litigation could distract TRC, TRP and us from pursuing the consummation of the Atlas Mergers and other potentially beneficial business opportunities. For additional information regarding this litigation, see “Item 3. Legal Proceedings.”

ITEM 1B:	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2:	PROPERTIES

A description of our properties is contained within Item 1, “Business–Properties.

ITEM 3.	LEGAL PROCEEDINGS

We and our subsidiaries are party to various routine legal proceedings arising in the ordinary course of our business. We do not believe that any of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations. See “Item 8: Financial Statements and Supplementary Data – Note 15”.

On October 13, 2014, we announced the transactions (the “Merger”) contemplated by the definitive Agreement and Plan of Merger (the “Merger Agreement”) between Atlas Pipeline Partners GP, LLC (our “General Partner”), Atlas Energy, L.P. (“ATLS”), Targa Resources Corp. (“TRC”), Targa Resources Partners LP (“TRP”), certain other parties and us. Concurrently with the Merger Agreement, ATLS announced that it had entered into a definitive merger agreement with TRC, pursuant to which TRC agreed to acquire ATLS through a merger of a newly formed wholly owned subsidiary of TRC with and into ATLS (the “ATLS Merger,” and, together with the Merger, the “Atlas Mergers”).

Following announcement of the Atlas Mergers, five (5) of our public unitholders filed putative class action lawsuits against us, the other parties to the Merger Agreement and certain of their managers. These lawsuits are styled (a) Michael Evnin v. Atlas Pipeline Partners, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania; (b) William B. Federman Family Wealth Preservation Trust v. Atlas Pipeline Partners, L.P., et al., in the District Court of Tulsa County, Oklahoma; (the “Tulsa Lawsuit”) (c) Greenthal Living Trust U/A 01/26/88 v. Atlas Pipeline Partners, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania; (d) Mike Welborn v. Atlas Pipeline Partners, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania; and (e) Irving Feldbaum v. Atlas Pipeline Partners, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania. The Evnin, Greenthal, Welborn and Feldbaum lawsuits have been consolidated as In re Atlas Pipeline Partners, L.P. Unitholder Litigation, Case No. GD-14-019245, in the Court of Common Pleas for Allegheny County, Pennsylvania (the “Consolidated APL Lawsuit”). The Tulsa Lawsuit was voluntarily dismissed on February 4, 2015.

Following announcement of the Atlas Mergers, two (2) public unitholders of ATLS also filed putative class action lawsuits against ATLS, ATLS Energy GP LLC, its managers, TRC and Trident GP Merger Sub LLC. These lawsuits are styled (a) Rick Kane v. Atlas Energy, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania and (b) Jeffrey Ayers v. Atlas Energy, L.P., et al., in the Court of Common Pleas for Allegheny County, Pennsylvania. These lawsuits were consolidated as In re Atlas Energy, L.P. Unitholder Litigation, Case No. GD-14-019658, in the Court of Common Pleas for Allegheny County, Pennsylvania (the “Consolidated ATLS Lawsuit”), although the Kane lawsuit has since been voluntarily dismissed.

The lawsuits generally allege that the individual defendants breached their fiduciary duties and/or contractual obligations by, among other things, failing to obtain sufficient value for the ATLS and our unitholders in, respectively, each of the ATLS Merger and the Merger, agreeing to certain terms in each of the merger agreements that allegedly restrict the defendants’ ability to obtain a more favorable offer, favoring their self-interests over the interests of ATLS and our unitholders, and omitting material information from the Proxy Statements. The lawsuits further allege that those breaches were aided and abetted by some combination of ATLS, TRC, TRP, us or various affiliates of those entities named above. The plaintiffs seek, among other things, injunctive relief, unspecified compensatory and/or rescissory damages, attorney’s fees, other expenses, and costs.

Additionally, a putative stockholder class action and derivative lawsuit, captioned Inspired Investors v. Perkins et. al., Cause No. 2015-04961, was filed purportedly on behalf of TRC shareholders in the District Court of Harris County, Texas on January 28, 2015 and amended on February 23, 2015. The lawsuit names ATLS and the individual members of the board of directors of TRC as defendants and TRC as a nominal defendant. The lawsuit generally alleges that the individual defendants breached their fiduciary duties by, among other things, approving the ATLS Merger, omitting purportedly material information from the registration statement on Form S-4 that TRC initially filed with the SEC on November 20, 2014 and most recently amended on January 22, 2015. The lawsuit seeks, among other things, injunctive relief, compensatory and rescissory damages, attorney’s fees, interest and costs.

On February 9, 2015, the defendants in the Consolidated APL Lawsuit reached an agreement with the plaintiffs regarding a settlement of that action. That agreement is reflected in a Memorandum of Understanding that outlines the terms of the parties’ agreement to settle, dismiss and release all claims which were or could have been asserted in the Consolidated APL Lawsuit, and is subject to court approval. Defendants agreed to the Memorandum of Understanding solely to avoid the uncertainty, risk, burden, and expense inherent in litigation and without admitting or denying that further supplemental disclosure is required under any applicable rule, statute, regulation or law. The Memorandum of Understanding is conditioned upon, among other things, the execution of an appropriate stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including judicial approval of the proposed settlement contemplated by the Memorandum of Understanding, following notice to our unitholders. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the court will approve the settlement, that the settlement will not be terminated according to its terms, or that some unitholders will not opt-out of the settlement.

In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Court of Common Pleas for Allegheny County, Pennsylvania will consider the fairness, reasonableness, and adequacy of the proposed settlement. If the proposed settlement is finally approved by the court, it is anticipated that the settlement will result in a release of all claims that were or could have been brought by plaintiffs or any member of the putative class of our unitholders that they purport to represent challenging any aspect of or otherwise relating to the Transactions, any actions, deliberations or negotiations in connection with the Transactions or any agreements, disclosures, or events related thereto, and that the Consolidated APL Lawsuit will be dismissed with prejudice. In addition, in connection with the proposed settlement, the parties contemplate that plaintiffs’ counsel will file a petition for an award of attorneys’ fees and expenses, which the defendants may oppose. We or our successor will pay or cause to be paid those attorneys’ fees and expenses awarded by the court. The settlement will not affect the consideration to be paid to our unitholders in connection with the Merger.

On February 9, 2015, the defendants in the Consolidated ATLS Lawsuit reached an agreement with the plaintiffs regarding a settlement of that action. That agreement is reflected in a Memorandum of Understanding that outlines the terms of the parties’ agreement to settle, dismiss and release all claims which were or could have been asserted in the Consolidated ATLS Lawsuit, and is subject to court approval. Defendants agreed to the Memorandum of Understanding solely to avoid the uncertainty, risk, burden, and expense inherent in litigation and without admitting or denying that further supplemental disclosure is required under any applicable rule, statute, regulation or law. The Memorandum of Understanding is conditioned upon, among other things, the execution of an appropriate stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including judicial approval of the proposed settlement contemplated by the Memorandum of Understanding, following notice to ATLS unitholders. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the court will approve the settlement, that the settlement will not be terminated according to its terms, or that some unitholders will not opt-out of the settlement.

In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Court of Common Pleas for Allegheny County, Pennsylvania will consider the fairness, reasonableness, and adequacy of the proposed settlement. If the proposed settlement is finally approved by the court, it is anticipated that the settlement will result in a release of all claims that were or could have been brought by plaintiffs or any member of the putative class of ATLS unitholders that they purport to represent challenging any aspect of or otherwise relating to the Transactions, any actions, deliberations or negotiations in connection with the Transactions or any agreements, disclosures, or events related thereto, and that the Consolidated ATLS Lawsuit will be dismissed with prejudice. In addition, in connection with the proposed settlement the parties contemplate that plaintiffs’ counsel will file a petition for an award of attorneys’ fees and expenses, which the defendants may oppose. ATLS or its successor will pay or cause to be paid those attorneys’ fees and expenses awarded by the court. The settlement will not affect, among other things, the consideration to be paid to ATLS’s unitholders in connection with the ATLS Merger.

ITEM 4:	MINE SAFETY DISCLOSURE

Not applicable

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common limited partner units are listed on the New York Stock Exchange under the symbol “APL.” At the close of business on February 25, 2015, the closing price for our common units was $27.45 and there were 92 record holders, one of which is the holder for all beneficial owners who hold in street name.

The following table sets forth the range of high and low sales prices of our common limited partner units and distributions declared by quarter per unit on our common limited partner units for the years ended December 31, 2014 and 2013:

	High	Low	Distributions Declared
2014
Fourth Quarter	$37.96	$22.36	$0.64
Third Quarter	37.93	32.16	0.64
Second Quarter	34.58	30.55	0.63
First Quarter	35.62	28.88	0.62
2013
Fourth Quarter	$40.02	$32.50	$0.62
Third Quarter	40.06	35.07	0.62
Second Quarter	39.94	33.05	0.62
First Quarter	34.82	31.55	0.59

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

We make distributions of available cash to common unitholders regardless of whether the amount distributed is less than the minimum quarterly distribution. Incentive distributions are generally defined as all cash distributions paid to our General Partner that are in excess of 2% of the aggregate amount of cash being distributed. Our General Partner, the holder of all our incentive distribution rights, has agreed to allocate up to $3.75 million of its incentive distribution rights per quarter back to us after the General Partner receives the initial $7.0 million per quarter of incentive distribution rights. The General Partner’s incentive distributions paid for the years ended December 31, 2014 and 2013 were $22.7 million and $15.0 million, respectively.

For information concerning units authorized for issuance under our long-term incentive plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.”

ITEM 6:	SELECTED FINANCIAL DATA

The following table should be read together with our consolidated financial statements and notes thereto included within “Item 8: Financial Statements and Supplementary Data” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. We have derived the selected financial data set forth in the table for each of the years ended December 31, 2014, 2013 and 2012 and at December 31, 2014 and 2013 from our consolidated financial statements appearing elsewhere in this report, which have been audited by Grant Thornton LLP, independent registered public accounting firm. We derived the financial data for the years ended December 31, 2011 and 2010 from our consolidated financial statements, which were audited by Grant Thornton LLP and are not included elsewhere within this report.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Statements of operations data:
Revenue:
Natural gas and liquids sales	$2,621,428	$1,959,144	$1,137,261	$1,268,195	$890,048
Transportation, processing and other fees	201,073	165,177	66,722	43,799	41,093
Derivative gain (loss), net	131,064	(28,764)	31,940	(20,452)	(5,945)
Other income, net	21,555	11,292	10,097	11,192	10,392

Total revenues	2,975,120	2,106,849	1,246,020	1,302,734	935,588

Costs and expenses:
Natural gas and liquids cost of sales	2,291,914	1,690,382	927,946	1,047,025	720,215
Operating expenses	113,606	94,527	62,098	55,519	49,731
General and administrative(1)	73,943	60,856	47,206	36,357	34,021
Other expenses(2)	6,073	20,005	15,069	1,040	—
Depreciation and amortization	202,543	168,617	90,029	77,435	74,897
Interest	93,147	89,637	41,760	31,603	87,273

Total costs and expenses	2,781,226	2,124,024	1,184,108	1,248,979	966,137

Equity income (loss) in joint ventures	(14,007)	(4,736)	6,323	5,025	4,920
Gain (loss) on asset dispositions and other(3)	47,381	(1,519)	—	256,272	(10,729)
Goodwill impairment loss	—	(43,866)	—	—	—
Loss on early extinguishment of debt	—	(26,601)	—	(19,574)	(4,359)

Income (loss) from continuing operations before tax	227,268	(93,897)	68,235	295,478	(40,717)
Income tax expense (benefit)	(2,376)	(2,260)	176	—	—

Income (loss) from continuing operations	229,644	(91,637)	68,059	295,478	(40,717)
Income (loss) from discontinued operations net of tax	—	—	—	(81)	321,155

Net income (loss)	229,644	(91,637)	68,059	295,397	280,438
Income attributable to non-controlling interests(4)	(13,164)	(6,975)	(6,010)	(6,200)	(4,738)
Preferred unit imputed dividend effect	(45,513)	(29,485)	—	—	—
Preferred unit dividends in kind	(42,552)	(23,583)	—	—	—
Preferred unit dividends	(8,233)	—	—	(389)	(780)

Net income (loss) attributable to common limited partners and the General Partner	$120,182	$(151,680)	$62,049	$288,808	$274,920

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per unit data)
Allocation of net income (loss) attributable to:
Common limited partner interest:
Continuing operations	$93,684	$(165,923)	$52,391	$281,449	$(45,347)
Discontinued operations	—	—	—	(79)	315,021

	93,684	(165,923)	52,391	281,370	269,674

General Partner interest:
Continuing operations	26,498	14,243	9,658	7,440	(888)
Discontinued operations	—	—	—	(2)	6,134

	26,498	14,243	9,658	7,438	5,246

Net income (loss) attributable to:
Continuing operations	120,182	(151,680)	62,049	288,889	(46,235)
Discontinued operations	—	—	—	(81)	321,155

	$120,182	$(151,680)	$62,049	$288,808	$274,920

Net income (loss) attributable to common limited partners per unit:
Basic:
Continuing operations	$0.95	$(2.23)	$0.95	$5.22	$(0.85)
Discontinued operations	—	—	—	—	5.92

	$0.95	$(2.23)	$0.95	$5.22	$5.07

Diluted(5):
Continuing operations	$0.95	$(2.23)	$0.95	$5.22	$(0.85)
Discontinued operations	—	—	—	—	5.92

	$0.95	$(2.23)	$0.95	$5.22	$5.07

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance sheet data (at period end):
Property, plant and equipment, net	$3,249,973	$2,724,192	$2,200,381	$1,567,828	$1,341,002
Total assets	4,824,733	4,327,845	3,065,638	1,930,812	1,764,848
Total debt, including current portion	1,939,110	1,707,310	1,179,918	524,140	565,974
Total equity	2,518,467	2,259,905	1,606,408	1,236,228	1,041,647
Cash flow data:
Net cash provided by (used in):
Operating activities	$292,529	$210,844	$174,638	$102,867	$106,427
Investing activities	(524,339)	(1,443,083)	(1,006,641)	67,763	594,753
Financing activities	234,999	1,233,755	835,233	(170,626)	(702,037)
Other financial data (unaudited):
Gross margin from continuing operations (6)	$536,475	$434,188	$278,148	$264,923	$210,580
EBITDA (7)	522,958	164,357	200,024	404,435	443,212
Adjusted EBITDA (7)	382,024	324,870	220,207	181,026	209,799
Distributable cash flow (7)	256,297	203,863	146,013	129,938	86,871
Maintenance capital expenditures	$25,680	$21,919	$19,021	$18,247	$10,921
Expansion capital expenditures (8)	622,067	428,641	354,512	227,179	35,715

Total capital expenditures	$647,747	$450,560	$373,533	$245,426	$46,636

	Years Ended December 31,
	2014	2013	2012	2011	2010
Operating data (unaudited):
Oklahoma
SouthOK system(9):
Gathered gas volume (MCFD)	435,455	406,073	350,593	103,328	84,455
Processed gas volume (MCFD)	409,741	378,732	325,453	98,126	78,606
Residue gas volume (MCFD)	374,342	324,025	275,315	80,330	64,138
NGL volume (BPD)	29,033	35,088	29,988	11,433	9,218
Condensate volume (BPD)	662	525	531	423	416
WestOK system:
Gathered gas volume (MCFD)	570,800	500,756	369,035	268,329	228,684
Processed gas volume (MCFD)	542,960	475,441	348,041	254,397	214,695
Residue gas volume (MCFD)	497,170	438,611	322,751	230,907	193,200
NGL volume (BPD)	25,357	20,971	14,505	13,635	12,395
Condensate volume (BPD)	2,475	1,887	1,360	898	697
Texas
SouthTX system:
Gathered gas volume (MCFD)	120,506	132,826	N/A	N/A	N/A
Processed gas volume (MCFD)	118,712	131,745	N/A	N/A	N/A
Residue gas volume (MCFD)	95,678	105,207	N/A	N/A	N/A
NGL volume (BPD)	14,523	16,711	N/A	N/A	N/A
Condensate volume (BPD)	158	77	N/A	N/A	N/A
WestTX system(9):
Gathered gas volume (MCFD)	480,722	357,524	275,946	212,775	178,111
Processed gas volume (MCFD)	460,823	328,678	249,221	196,412	163,475
Residue gas volume (MCFD)	340,212	244,294	179,539	133,857	105,982
NGL volume (BPD)	59,807	41,920	32,314	29,052	26,678
Condensate volume (BPD)	1,911	1,657	1,524	1,500	1,289
Barnett system:
Average throughput volumes (MCFD)	20,133	21,356	22,935	N/A	N/A

(1)	Includes non-cash compensation (income) expense of $25.1 million, $19.3 million, $11.6 million, $3.3 million and $3.5 million for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively; and includes compensation reimbursement to affiliates.
(2)	Includes acquisition costs in connection with the Targa Resources LP Merger for the year ended December 31, 2014 (see “Item 8. Financial Statements and Supplementary Data – Note 3”) and the TEAK and Cardinal Acquisitions for the years ended December 31, 2013 and 2012, respectively (see “Item 8. Financial Statements and Supplementary Data – Note 4”).
(3)	Includes the gain on sale of two subsidiaries in 2014 which held an aggregate 20% interest in WTLPG (see “Item 8. Financial Statements and Supplementary Data – Note 5”) and the gain on sale of our 49% non-controlling interest in Laurel Mountain in 2011.
(4)	Represents Anadarko Petroleum Corporation’s (“Anadarko” – NYSE: APC) non-controlling interest in the operating results of the WestOK and WestTX systems and MarkWest Oklahoma Gas Company, LLC’s (“MarkWest”) non-controlling interest in Centrahoma Processing, LLC (“Centrahoma”).
(5)	For the years ended December 31, 2013 and 2010, approximately 1,240,000 and 300,000 phantom units, respectively, were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such phantom units would have been anti-dilutive. For the year ended December 31, 2013, approximately 9,110,000 Class D Preferred Units were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such preferred units would have been anti-dilutive. For the year ended December 31, 2010, 75,000 unit options were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such unit options would have been anti-dilutive.

(6)	We define gross margin from continuing operations as natural gas and liquids sales revenue plus transportation, processing and other fees less natural gas and liquids cost of sales, subject to certain non-cash adjustments. Natural gas and liquids cost of sales include the cost of natural gas, NGLs and condensate we purchase from third parties. Gross margin, as we define it, does not include operating expenses and derivative gain (loss) related to undesignated hedges, as movements in gross margin generally do not result in directly correlated movements in these categories. Operating expenses generally include the costs required to operate and maintain our pipelines and processing facilities, including salaries and wages, repair and maintenance expense, real estate taxes and other overhead costs. Our management views gross margin as an important performance measure of core profitability for our operations and as a key component of our internal financial reporting. We believe investors benefit from having access to the same financial measures that our management uses. The following table reconciles net income (loss) to gross margin from continuing operations (in thousands):

RECONCILIATION OF GROSS MARGIN FROM CONTINUING OPERATIONS

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Net income (loss)	$229,644	$(91,637)	$68,059	$295,397	$280,438
Derivative (gain) loss, net	(131,064)	28,764	(31,940)	20,452	5,340
Other income, net	(21,555)	(11,292)	(10,097)	(11,192)	(9,787)
Operating expenses(10)	119,679	114,532	77,167	56,559	49,731
General and administrative(1)	73,943	60,856	47,206	36,357	34,021
Depreciation and amortization	202,543	168,617	90,029	77,435	74,897
Interest	93,147	89,637	41,760	31,603	87,273
Income tax expense (benefit)	(2,376)	(2,260)	176	—	—
Equity (income) loss in joint ventures	14,007	4,736	(6,323)	(5,025)	(4,920)
(Gain) loss on asset dispositions and other(3)	(47,381)	1,519	—	(256,272)	10,729
Goodwill impairment loss	—	43,866	—	—	—
Loss on early extinguishment of debt	—	26,601	—	19,574	4,359
Non-cash linefill (gain) loss (11)	5,888	249	2,111	(46)	(346)
(Income) loss from discontinued operations	—	—	—	81	(321,155)

Gross margin from continuing operations	$536,475	$434,188	$278,148	$264,923	$210,580

(7)	The following table reconciles net income (loss) to EBITDA; EBITDA to Adjusted EBITDA; and Adjusted EBITDA to Distributable Cash Flow (See “Item 7. Management’s Discussion and Analysis –How We Evaluate Our Operations” for definitions of our Non-GAAP financial information) (in thousands):

RECONCILIATION OF EBITDA, ADJUSTED EBITDA AND DISTRIBUTABLE CASH FLOW

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Net income (loss)	$229,644	$(91,637)	$68,059	$295,397	$280,438
Adjustments:
Interest expense(12)	93,147	89,637	41,760	31,603	87,877
Income tax expense (benefit)	(2,376)	(2,260)	176	—	—
Depreciation and amortization	202,543	168,617	90,029	77,435	74,897

EBITDA	522,958	164,357	200,024	404,435	443,212
Adjustments:
Income attributable to non-controlling interests from continuing operations(4)	(13,164)	(6,975)	(6,010)	(6,200)	(4,738)
Non-controlling interest depreciation, amortization and interest expense(13)	(3,672)	(2,778)	—	—	—
Equity (income) loss in joint ventures	14,007	4,736	(6,323)	(5,025)	(4,920)
Distributions from joint ventures	5,264	7,400	7,200	4,448	11,066
(Gain) loss on asset dispositions and other(14)	(47,381)	1,519	—	(256,191)	(301,373)
Goodwill impairment loss	—	43,866	—	—	—
Loss on early extinguishment of debt	—	26,601	—	19,574	4,359
Non-cash (gain) loss on derivatives	(141,025)	28,440	(23,283)	4,538	(10,166)
Premium expense on derivative instruments	6,500	17,083	17,759	12,219	21,123
Unrecognized economic impact of acquisitions(15)	—	1,023	1,698	—	—
Other expenses(2)	6,073	20,005	15,395	—	—
Net cash derivative early termination expense(16)	—	—	—	—	22,401
Non-cash compensation expense	25,116	19,344	11,636	3,274	3,484
Non-cash linefill (gain) loss (11)	5,888	249	2,111	(46)	(346)
Minimum volume adjustment	1,460	—	—	—	—
Discontinued operations adjustments(17)	—	—	—	—	25,697

Adjusted EBITDA	382,024	324,870	220,207	181,026	209,799
Adjustments:
Interest expense(18)	(93,147)	(89,637)	(41,760)	(31,603)	(87,835)
Preferred dividend obligation	(8,233)	—	—	(389)	(780)
Amortization of deferred finance costs	7,082	6,965	4,672	4,480	6,186
Proceeds remaining from asset sale(19)	—	—	—	5,850	—
Premium expense on derivative instruments(18)	(6,500)	(17,083)	(17,759)	(12,219)	(28,320)
Other costs	—	—	(326)	1,040	—
Maintenance capital, net(20)	(24,929)	(21,252)	(19,021)	(18,247)	(12,179)

Distributable Cash Flow	$256,297	$203,863	$146,013	$129,938	$86,871

(8)	Represents total expansion capital expenditures which includes the portion attributable to our joint interest partners.
(9)	Operating data for SouthOK and WestTX represents 100% of the operating activity for these systems. SouthOK gathered volumes include volumes gathered by MarkWest and processed through the Arkoma facilities.
(10)	Operating expenses include operating expenses and other expenses.
(11)	Represents the non-cash impact of commodity price movements on pipeline linefill.

(12)	Interest expense in 2010 includes interest expense related to interest rate swaps.
(13)	Represents the depreciation, amortization and interest expense included in income attributable to non-controlling interest for MarkWest interest in Centrahoma.
(14)	For the year ended December 31, 2014, includes the gain on sale of two subsidiaries which held an aggregate 20% interest in WTLPG (see “Item 8. Financial Statements and Supplementary Data – Note 5”). For the year ended December 31, 2011, includes the gain on the sale of our non-controlling interest in Laurel Mountain. For the year ended December 31, 2010, includes the gain on the sale of Elk City gathering system and related processing facilities and expenses related to the sale of our non-controlling interest in Laurel Mountain.
(15)	Represents the earnings from the (a) TEAK Acquisition (see “Item 8. Financial Statements and Supplementary Data – Note 4”) from April 1, 2013, the effective date of the purchase, through May 7, 2013, the closing date of the purchase, and (b) the Cardinal Acquisition from December 1, 2012, the effective date of the purchase, through December 20, 2012, the closing date of the purchase. These earnings were recorded as a reduction of the purchase price of each respective acquisition.
(16)	During the year ended December 31, 2010, we made net payments of $33.7 million, which resulted in a net cash expense recognized of $33.7 million related to the early termination of derivative contracts principally entered into as proxy hedges for the prices received on the ethane and propane portion of our NGL equity volume.
(17)	Includes depreciation, amortization, and interest expense; non-cash (gain) loss on derivatives; non-recurring cash derivative early termination; and premium expense on derivative instruments recorded in discontinued operations.
(18)	For the year ended December 31, 2010, includes amounts recorded within discontinued operations.
(19)	Net proceeds remaining from the sale of Laurel Mountain Midstream, LLC after repayment of the amount outstanding on our revolving credit facility, redemption of our 8.125% Senior Notes due 2015 and purchase of the 8.75% Senior Notes due 2018.
(20)	Net of non-controlling interest maintenance capital of $752 thousand and $667 thousand for the years ended December 31, 2014 and 2013, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this report.

General

We are a publicly-traded Delaware limited partnership formed in 1999 whose common units are listed on the New York Stock Exchange under the symbol “APL” and Class E cumulative redeemable perpetual preferred units (“Class E Preferred Units”) are listed under the symbol “APLPE.”

We conduct our business in the midstream segment of the natural gas industry through two reportable segments: Oklahoma Gathering and Processing (“Oklahoma”) and Texas Gathering and Processing (“Texas”).

As a result of the May 2014 sale of two former subsidiaries holding an interest in West Texas LPG Pipeline Limited Partnership (“WTLPG”) (see “–Recent Events”), we realigned the management of our business from our previously reportable segments of “Gathering and Processing” and “Transportation and Treating” into the two new reportable segments.

The Oklahoma segment consists of our SouthOK and WestOK operations, which are comprised of natural gas gathering, processing and treating assets servicing drilling activity in the Anadarko, Ardmore and Arkoma Basins. These operations were formerly included with the previous Gathering and Processing segment. Revenues are primarily derived from the sale of residue gas and NGLs and the gathering, processing and treating of natural gas within the state of Oklahoma.

The Texas segment consists of (1) our SouthTX and WestTX operations, which are comprised of natural gas gathering and processing assets servicing drilling activity in the Permian Basin and the Eagle Ford Shale play in southern Texas; and (2) natural gas gathering assets located in the Barnett Shale play in Texas. These assets were formerly included with the previous Gathering and Processing segment. Revenues are primarily derived from the sale of residue gas and NGLs and the gathering and processing of natural gas within the state of Texas.

The previous Transportation and Treating segment, which consisted of (1) our gas treating operations, which own contract gas treating facilities located in various shale plays; and (2) the former subsidiaries’ interest in WTLPG, which was sold in May 2014 (see “–Recent Events”). This segment has been eliminated and the financial information is now included within Corporate and Other. On February 27, 2015, we agreed to transfer 100% of our interest in natural the gas gathering assets located in the Appalachian Basin in Tennessee to our affiliate, Atlas Resource Partners, L.P. (NYSE: ARP) (“ARP”) (see “–Subsequent Events”). Our Tennessee gathering assets were formerly included in the previous Gathering and Processing Segment, but are now included within Corporate and Other.

As of December 31, 2014, our Oklahoma segment owns and has interests in 10 natural gas processing plants with aggregate capacity of approximately 1,000 MMCFD, a gas treating facility and approximately 7,600 miles of active natural gas gathering systems located in Oklahoma and Kansas. As of December 31, 2014, our Texas segment owns and has interests in seven natural gas processing plants with aggregate capacity of approximately 1,050 MMCFD and approximately 4,600 miles of active natural gas gathering systems located in Texas. Our gathering systems have receipt points consisting primarily of individual well connections and, secondarily, central delivery points, which are linked to multiple wells from which we gather natural gas from oil and natural gas wells; process the raw natural gas into residue gas by extracting NGLs and removing impurities; and transport natural gas to interstate and public utility pipelines for delivery to customers.

Our Oklahoma and Texas segments are all located in or near areas of abundant and long-lived natural gas production. In Oklahoma, our operations are in or near the Golden Trend, Mississippian Limestone and Hugoton field in the Anadarko Basin, the South Central Oklahoma Oil Province (“SCOOP”) play in the Ardmore Basin and the Woodford Shale play in the Arkoma Basin. In Texas, our operations are in or near the Spraberry and Wolfberry Trends, which are oil plays with associated natural gas in the Permian Basin; the Barnett Shale; and the Eagle Ford Shale. We believe we have significant scale in each of our primary service areas. We provide gathering, processing and treating services to the wells connected to our systems, primarily under long-term contracts. As a result of the location and capacity of our gathering, processing and treating assets, we believe we are strategically positioned to capitalize on the drilling activity in our service areas.

Recent Events

In December 2014, we completed the connection between the Velma and Arkoma systems within the SouthOK system. The connection accommodates the increased demand for processing capacity behind the Velma system, where the emerging SCOOP play has attracted significant producer interest. The connection between Velma and Arkoma offers us more operational flexibility and helps us better utilize our processing capacity across the SouthOK system.

On October 13, 2014, Atlas Energy, L.P. (“ATLS”), Atlas Pipeline Partners GP, LLC, (the “General Partner”), and we entered into a definitive merger agreement with Targa Resources Corp. (“TRC”), Targa Resources Partners, LP (“TRP”) and certain other parties (the “Merger Agreement”), pursuant to which TRP agreed to acquire us through a merger of a newly-formed, wholly-owned subsidiary of TRP with and into us (the “Merger”). Upon completion of the Merger, holders of our common units will have the right to receive (i) 0.5846 TRP common units and (ii) $1.26 in cash for each of our common units.

Concurrently with the Merger Agreement, ATLS announced that it entered into a definitive merger agreement with TRC (the “ATLS Merger Agreement”), pursuant to which TRC agreed to acquire ATLS through a merger of a newly formed wholly-owned subsidiary of TRC with and into ATLS (the “ATLS Merger”). Upon completion of the ATLS Merger, holders of ATLS common units will have the right to receive (i) 0.1809 TRC shares of common stock, par value $0.001 per share, and (ii) $9.12 in cash, without interest, for each ATLS common unit.

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

Following the announcement on October 13, 2014 of the Merger, we, our General Partner, ATLS, TRC, TRP, Targa Resources GP LLC, Trident MLP Merger Sub LLC and the members of our General Partner’s board of directors were named as defendants in five putative unitholder class action lawsuits challenging the Merger, one of which has subsequently been voluntarily dismissed. In addition, ATLS, Atlas Energy GP LLC (“ATLS GP”), TRC, Trident GP Merger Sub LLC and members of ATLS GP’s board of directors were named as defendants in two putative unitholder class action lawsuits challenging the ATLS Merger, one of which has subsequently been voluntarily dismissed. The lawsuits filed generally allege that the individual defendants breached their fiduciary duties and/or contractual obligations by, among other things, failing to obtain sufficient value for our unitholders and ATLS unitholders, respectively, in the Merger and ATLS Merger. The plaintiffs seek, among other things, injunctive relief, unspecified compensatory and/or rescissory damages, attorney’s fees, other expenses and costs.

ATLS has also been named as a defendant in a putative class action and derivative lawsuit brought on January 28, 2015 and amended on February 23, 2015, by a shareholder of TRC against TRC and its directors. The lawsuit generally alleges that the individual defendants breached their fiduciary duties by, among other things, approving the ATLS Merger and failing to disclose purportedly material information concerning the ATLS Merger. The lawsuit seeks, among other things, injunctive relief, compensatory and rescissory damages, attorney’s fees, interest and costs.

All of the above referenced lawsuits, except for the January 2015 lawsuit and the two lawsuits that have been voluntarily dismissed, were settled, subject to court approval, pursuant to memoranda of understanding executed in February 2015, which are conditioned upon, among other things, the execution of an appropriate stipulations of settlement. The stipulations of settlement will be subject to customary conditions, including, among other things, judicial approval of the proposed settlements contemplated by the memoranda of understanding. There can be no assurance that the parties will ultimately enter into stipulations of settlement, that the court will approve the settlements, that the settlements will not be terminated according to their terms or that some unitholders will not opt-out of the settlements.

At this time, we cannot reasonably estimate the range of possible loss as a result of the lawsuits. See “Item 3: Legal Proceedings” for more information regarding these lawsuits.

On September 15, 2014, we placed in service a new 200 MMCFD cryogenic processing plant, known as the Edward plant, in our WestTX system in the Permian Basin of West Texas, increasing the WestTX system capacity to 655 MMCFD.

On August 28, 2014, we entered into a Second Amended and Restated Credit Agreement (the “Revised Credit Agreement”) which, among other changes:

•	extended the maturity date to August 28, 2019;

•	increased the revolving credit commitment from $600 million to $800 million and the incremental revolving credit amount from $200 million to $250 million;

•	reduced by 0.25% the applicable margin used to determine interest rates for LIBOR Rate Loans, as defined in the Revised Credit Agreement, and for Base Rate Loans, as defined in the Revised Credit Agreement, depending on the Consolidated Funded Debt Ratio, as defined in the Revised Credit Agreement;

•	allows us to request incremental term loans, provided the sum of any revolving credit commitments and incremental term loans may not exceed $1.05 billion; and

•	changed the per annum interest rate on borrowings to (i) the higher of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the LIBOR rate plus 1.0%, or (ii) the LIBOR rate for the applicable period, in each case plus the applicable margin.

On June 25, 2014, we placed in service a new 200 MMCFD cryogenic processing plant, known as the Silver Oak II plant, in our SouthTX system in the Eagle Ford Shale play of southern Texas, increasing the SouthTX system capacity to 400 MMCFD.

On May 14, 2014, we completed the sale of two subsidiaries, which held an aggregate 20% interest in WTLPG, to a subsidiary of Martin Midstream Partners L.P. (NYSE: MMLP). We received $131.0 million in proceeds, net of selling costs and working capital adjustments, which were used to pay down our revolving credit facility. As a result of the sale, we recorded a $47.8 million gain on asset dispositions on our consolidated statements of operations for the year ended December 31, 2014, respectively (see “Item 8. Financial Statements and Supplementary Data – Note 5 – West Texas LPG Pipeline Limited Partnership”).

On May 12, 2014, we entered into an Equity Distribution Agreement (the “2014 EDA”) with Citigroup Global Markets Inc., Wells Fargo Securities, LLC and MLV & Co. LLC as sales agents. Pursuant to the 2014 EDA, we may offer and sell from time to time through our sales agents, common units having an aggregate value of up to $250.0 million. Sales are at market prices prevailing at the time of the sale. However, we are currently restricted from selling common units by the Merger Agreement. During the year ended December 31, 2014, we issued 3,558,005 common units under the 2014 EDA for proceeds of $121.6 million, net of $1.2 million in commissions paid to the sales agents (see “Item 8. Financial Statements and Supplementary Data – Note 6 – Common Units”).

On May 1, 2014, we placed in service a new 120 MMCFD cryogenic processing plant, known as the Stonewall plant, in our SouthOK system in the Arkoma Basin of Oklahoma, increasing the SouthOK system capacity to 500 MMCFD. A planned expansion of the Stonewall plant to raise the processing capacity to 200 MMCFD is anticipated to be completed in the first quarter of 2015.

On March 17, 2014, we issued 5,060,000 of our 8.25% Class E Preferred Units to the public at an offering price of $25.00 per Class E Preferred Unit. We received $122.3 million in net proceeds, which were used to pay down the revolving credit facility (see “Item 8. Financial Statements and Supplementary Data – Note 6 – Class E Preferred Units”).

Subsequent Events

On January 9, 2015, we declared a cash distribution of $0.64 per unit on our outstanding common limited partner units, representing the cash distribution for the quarter ended December 31, 2014. The $62.2 million distribution, including $8.1 million to the General Partner for its general partner interest and incentive distribution rights, was paid on February 13, 2015 to unitholders of record at the close of business on January 21, 2015 (see “Item 8. Financial Statements and Supplementary Data – Note 6 –Cash Distributions”).

On January 15, 2015, we paid a cash distribution of $0.515625 per unit, or approximately $2.6 million, on our Class E Preferred Units, representing the cash distribution for the period October 15, 2014 through January 14, 2015 (see “Item 8. Financial Statements and Supplementary Data – Note 6 –Class E Preferred Units”).

On January 15, 2015, TRP announced cash tender offers to redeem any and all of our outstanding $500.0 million aggregate principal amount of our 6.625% unsecured senior notes due October 1, 2020 (“6.625% Senior Notes”); $400.0 million aggregate principal amount of our 4.75% unsecured senior notes due November 15, 2021 (“4.75% Senior Notes”); and $650.0 million aggregate principal amount of our 5.875% unsecured senior notes due August 1, 2023 (“5.875% Senior Notes”). TRP made the cash tender offers in connection with, and conditioned upon, the consummation of the Merger (see “–Recent Events”). The Merger, however, is not conditioned on the consummation of the tender offers. On February 2, 2015, TRP announced as of January 29, 2015, it had received tenders pursuant to its previously announced cash tender offers on January 15, 2015 from holders representing:

•	less than a majority of the total outstanding $500.0 million of our 6.625% Senior Notes;

•	approximately 98.3% of the total outstanding $400.0 million of our 4.75% Senior Notes; and

•	approximately 91.0% of the total outstanding $650.0 million of our 5.875% Senior Notes.

Also on February 2, 2015, TRP announced a change of control cash tender offer for any and all of the outstanding $500.0 million of our 6.625% Senior Notes. TRP made the change of control cash tender offer in connection with, and conditioned upon, the consummation of the Merger (see “–Recent Events”). The Merger, however, is not conditioned on the consummation of the change in control cash tender offer. The change in control cash tender offer was made independently of TRP’s January 15, 2015 cash tender offers.

On January 22, 2015, we exercised our right under the certificate of designation of the Class D Preferred Units (“Class D Certificate of Designation”) to convert all outstanding Class D Preferred Units and unpaid distributions into common limited partner units, based upon the Execution Date Unit Price of $29.75 per unit, as defined by the Class D Certificate of Designation. As a result of the conversion, 15,389,575 common limited partner units were issued (see “Item 8. Financial Statements and Supplementary Data – Note 6 – Class D Preferred Units”).

On January 27, 2015, we delivered notice of our intention to redeem all outstanding shares of our Class E Preferred Units. The redemption of the Class E Preferred Units will occur immediately prior to the close of the Merger (see “–Recent Events”). We expect the Merger to close on February 27, 2015 and, accordingly, the redemption would also be on February 27, 2015. The Class E Preferred Units will be redeemed at a redemption price of $25.00 per unit, plus an amount equal to all accumulated and unpaid distributions on the Class E Preferred Units as of the redemption date. TRP has agreed to deposit the funds for such redemption with our paying agent (see “Item 8. Financial Statements and Supplementary Data – Note 6 –Class E Preferred Units”).

On February 20, 2015, we held a special meeting, where holders of a majority of our common units approved the Merger. In addition, at special meetings held on the same day: (i) a majority of the holders of ATLS common units approved the ATLS Merger and (ii) a majority of the holders of TRC common stock approved the issuance of TRC shares in connection with the Merger. Completion of each of the ATLS Merger and the Spin-Off are also conditioned on the parties standing ready to complete the Merger.

On February 27, 2015, we agreed to transfer 100% of our interest in the Tennessee gas gathering assets to our affiliate, ARP, for $1.0 million plus working capital adjustments, concurrent with the closing of the Merger on February 27, 2015.

Acquisitions

In May 2013, we completed the acquisition of 100% of the equity interests of TEAK Midstream, LLC (“TEAK”) for $974.7 million in cash, including final purchase price adjustments, less cash received (the “TEAK Acquisition”) (see “Item 8. Financial Statements and Supplementary Data – Note 4 – TEAK Midstream, LLC”). The assets acquired, which are referred to as the SouthTX assets, include the following gas gathering and processing facilities in the Eagle Ford shale region of southern Texas:

•	the Silver Oak I plant, which is a 200 MMCFD cryogenic processing facility;

•	a second 200 MMCFD cryogenic processing facility, the Silver Oak II plant, which was placed in service in June 2014 (see “–Recent Events);

•	265 miles of primarily 20-24 inch gathering and residue lines;

•	approximately 275 miles of low pressure gathering lines;

•	a 75% interest in T2 LaSalle Gathering Company L.L.C. (“T2 LaSalle”), which owns a 62 mile, 24-inch gathering line;

•	a 50% interest in T2 Eagle Ford Gathering Company L.L.C. (“T2 Eagle Ford”), which owns a 45 mile, 16-inch gathering pipeline; a 71 mile 24-inch gathering line; and a 50 mile residue pipeline; and

•	a 50% interest in T2 EF Cogeneration Holdings L.L.C. (“T2 Co-Gen”), which owns a cogeneration facility.

In December 2012, we acquired 100% of the equity interests held by Cardinal Midstream, LLC (“Cardinal”) in three wholly-owned subsidiaries for $598.9 million in cash, including final purchase price adjustments, less cash received (the “Cardinal Acquisition”) (see “Item 8. Financial Statements and Supplementary Data – Note 4 – Cardinal Midstream, LLC”). The assets of these companies represented the majority of the operating assets of Cardinal and include gas gathering, processing and treating facilities in Arkansas, Louisiana, Oklahoma and Texas (included within the SouthOK system) as follows:

•	the Tupelo plant, which is a 120 MMCFD cryogenic processing facility;

•	approximately 60 miles of gathering pipeline;

•	the East Rockpile treating facility, a 250 GPM amine treating plant;

•	a fixed fee contract gas treating business that includes 15 amine treating plants and two propane refrigeration plants; and

•	a 60% interest in a joint venture known as Centrahoma Processing, LLC (“Centrahoma”). The remaining 40% interest is owned by MarkWest Oklahoma Gas Company, LLC, (“MarkWest”), a wholly-owned subsidiary of MarkWest Energy Partners, L.P. (NYSE: MWE). Centrahoma owns the following assets:

•	the Coalgate and Atoka plants, which are cryogenic processing facilities with a combined current processing capacity of approximately 100 MMCFD;

•	the Stonewall plant, which is a 160 MMCFD cryogenic processing facility that was under construction on the date of acquisition and subsequently placed in service in May 2014 (see “–Recent Events”); and

•	15 miles of NGL pipeline.

In June 2012, we acquired a gas gathering system and related assets in the Barnett Shale in Tarrant County, Texas for an initial net purchase price of $18.0 million. The system is used to facilitate gathering of newly-acquired natural gas production of our affiliate, ARP. We do not directly gather natural gas for ARP; rather, we gather natural gas for a third party that purchases ARP’s production. ARP’s general partner is wholly-owned by ATLS, and two members of our General Partner’s managing board are members of ARP’s board of directors.

In February 2012, we acquired a gas gathering system and related assets at our WestOK system for an initial net purchase price of $19.0 million. We agreed to pay up to an additional $12.0 million, payable in two equal amounts, subject to delivery of certain minimum volumes of natural gas from a specified area and within certain specified time periods. Sufficient volumes were achieved in December 2012 and we paid the first contingent payment of $6.0 million in January 2013. In connection with this acquisition, we received assignment of the gas purchase agreements for natural gas then currently gathered on the acquired system.

Disposition

On May 14, 2014, we completed the sale of two subsidiaries, which held an aggregate 20% interest in WTLPG (see “–Recent Events”).

Recent Trends and Uncertainties

The midstream natural gas industry links the exploration and production of natural gas and the delivery of its components to end-use markets; and provides natural gas gathering, compression, dehydration, treating, conditioning, processing, fractionation and transportation services. This industry group is generally characterized by regional competition based on the proximity of gathering systems and processing plants to natural gas producing wells.

We face competition in obtaining natural gas supplies for our processing and related services operations. Competition for natural gas supplies is based primarily on the location of gas gathering facilities and gas processing plants, operating efficiency and reliability, and the ability to obtain a satisfactory price for products recovered. Competition for customers is based primarily on price, delivery capabilities, quality of assets, flexibility, service history and maintenance of high-quality customer relationships. Many of our competitors operate as master limited partnerships and enjoy a cost of capital comparable to, and in some cases lower than, ours. Other competitors, such as major oil and gas and pipeline companies, have capital resources and control supplies of natural gas substantially greater than ours. We believe the primary difference between us and some of our competitors is that we provide an integrated and responsive package of midstream services, while some of our competitors provide only certain services. We believe offering an integrated package of services, while remaining flexible in the types of contractual arrangements we offer producers, allows us to compete more effectively for new natural gas supplies in our regions of operations.

Our results of operations and financial condition substantially depend upon the price of natural gas, NGLs and crude oil (see “Item 8. Financial Statements and Supplementary Data – Note 2 – Revenue Recognition”). We believe future natural gas prices will be influenced by supply deliverability, the severity of winter and summer weather and the level of United States economic growth. Based on historical trends, we generally expect NGL prices to follow changes in crude oil prices over the long term, which we believe will in large part be determined by the level of production from major crude oil exporting countries and the demand generated by growth in the world economy. Crude oil prices have declined significantly during the last half of 2014 primarily due to rising levels of crude oil production in the U.S. and around the world, combined with weaker global demand for crude oil. A sustained decline in the price of crude oil may negatively impact drilling activities in our service areas. Lower drilling levels and shut-in wells over a sustained period would have a negative effect on natural gas volumes gathered, processed and treated.

We are exposed to commodity prices as a result of being paid for certain services in the form of natural gas, NGLs and condensate rather than cash and from purchasing natural gas from certain producers at the wellhead. We closely monitor the risks associated with commodity price changes on our future operations and, where appropriate, use various commodity-based derivative instruments such as natural gas, crude oil and NGL financial contracts to hedge a portion of the value of our assets and operations from such price risks. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Commodity Price Risk” for further discussion of commodity price risk.

Currently, there is a significant level of uncertainty in the financial markets. This uncertainty presents additional potential risks to us. These risks include the availability and costs associated with our borrowing capabilities and ability to raise additional capital, and an increase in the volatility of the price of our common units.

How We Evaluate Our Operations

Our principal revenue is generated from the gathering, processing and treating of natural gas and the sale of natural gas, NGLs and condensate (see “Item 8. Financial Statements and Supplementary Data – Note 2 – Revenue Recognition”). Our profitability is a function of the difference between the revenues we receive and the costs associated with conducting our operations, including the cost of natural gas, NGLs and condensate we purchase as well as operating and general and administrative costs and the impact of our commodity hedging activities. Because commodity price movements tend to impact both revenues and costs, increases or decreases in our revenues alone are not necessarily indicative of increases or decreases in our profitability. Variables that affect our profitability include:

•	the volumes of natural gas we gather, process and treat, which in turn, depend upon the number of wells connected to our gathering systems, the amount of natural gas the wells produce, and the demand for natural gas, NGLs and condensate;

•	the price of the natural gas we gather; process and treat; and the NGLs and condensate we recover and sell, which is a function of the relevant supply and demand in the mid-continent area of the United States;

•	the NGL and BTU content of the gas gathered and processed;

•	the contract terms with each producer; and

•	the efficiency of our gathering systems and processing and treating plants.

Our management uses a variety of financial measures and operational measurements other than our GAAP financial statements to analyze our performance. These include: (1) volumes, (2) operating expenses and (3) certain non-GAAP measures, consisting of gross margin, EBITDA, adjusted EBITDA and distributable cash flow. Our management views these measures as important performance measures of core profitability for our operations and as key components of our internal financial reporting. We believe investors benefit from having access to the same financial measures that our management uses.

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

Operating Expenses. Operating expenses generally include the costs required to operate and maintain our pipelines and processing facilities, including salaries and wages, repair and maintenance expense, ad valorem taxes and other overhead costs.

Gross Margins. We define gross margin as natural gas and liquids sales revenue plus transportation, processing and other fee revenues less natural gas and liquids cost of sales, subject to certain non-cash adjustments. Natural gas and liquids cost of sales include the cost of natural gas, NGLs and condensate we purchase from third parties. Gross margin, as we define it, does not include operating expenses and derivative gain (loss) related to undesignated hedges, as movements in gross margin generally do not result in directly correlated movements in these categories.

Gross margin is a non-GAAP measure. The GAAP measure most directly comparable to gross margin is net income. Gross margin is not an alternative to GAAP net income and has important limitations as an analytical tool. Investors should not consider gross margin in isolation or as a substitute for analysis of our results as reported under GAAP. Because gross margin excludes some, but not all, items that affect net income and is defined differently by different companies in our industry, our definition of gross margin may not be comparable to gross margin measures of other companies, thereby diminishing its utility (see “Item 6. Selected Financial Data” for a reconciliation of net income to gross margin).

EBITDA and Adjusted EBITDA. EBITDA represents net income (loss) before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is calculated by adding to EBITDA other non-cash items such as compensation expenses associated with unit issuances, principally to directors and employees; impairment charges; and certain cash items such as non-recurring cash derivative early termination expense. The GAAP measure most directly comparable to EBITDA and Adjusted EBITDA is net income. EBITDA and Adjusted EBITDA are not intended to represent cash flow and do not represent the measure of cash available for distribution. Our method of computing Adjusted EBITDA may not be the same method used to compute similar measures reported by other companies. The Adjusted EBITDA calculation is similar to the Consolidated EBITDA calculation utilized within the financial covenants under our credit facility, with the exception that Adjusted EBITDA includes certain non-cash items specifically excluded under our credit facility and excludes the capital expansion add back included in Consolidated EBITDA as defined in the credit facility (see “–Revolving Credit Facility”).

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

The GAAP measure most directly comparable to distributable cash flow is net income. Distributable cash flow should not be considered as an alternative to GAAP net income or GAAP cash flows from operating activities. Distributable cash flow is not a presentation made in accordance with GAAP and has important limitations as an analytical tool. Investors should not consider distributable cash flow in isolation or as a substitute for analysis of our results as reported under GAAP. Because distributable cash flow excludes some, but not all, items that affect net income and is defined differently by different companies in our industry, our definition of distributable cash flow may not be comparable to similarly titled measures of other companies, thereby diminishing its utility (see “Item 6. Selected Financial Data” for a reconciliation of net income to EBITDA, Adjusted EBITDA and distributable cash flow).

Results of Operations

The following tables illustrate selected pricing before the effect of derivatives and volumetric information for the periods indicated:

	Years Ended December 31,
	2014	2013	Percent Change	2012	Percent Change
Pricing:
Weighted average prices:
NGL price per gallon—Conway hub	$0.89	$0.82	8.5%	$0.78	5.1%
NGL price per gallon—Mt. Belvieu hub	0.85	0.85	—%	0.96	(11.5)%
Oklahoma
Natural gas sales ($/MMBTU):
SouthOK	4.07	3.46	17.6%	2.60	33.1%
WestOK	4.02	3.42	17.5%	2.66	28.6%
NGL sales ($/gallon):
SouthOK	0.96	0.79	21.5%	0.78	1.3%
WestOK	1.02	1.04	(1.9)%	0.89	16.9%
Condensate sales ($/barrel):
SouthOK	84.99	94.02	(9.6)%	94.82	(0.8)%
WestOK	84.14	87.17	(3.5)%	84.76	2.8%
Texas
Natural gas sales ($/MMBTU):
SouthTX	4.22	N/A	N/A	N/A	N/A
WestTX	4.01	3.38	18.6%	2.54	33.1%
NGL sales ($/gallon):
SouthTX	0.86	0.79	8.9%	N/A	N/A
WestTX	0.86	0.92	(6.5)%	0.98	(6.1)%
Condensate sales ($/barrel):
SouthTX	80.34	93.75	(14.3)%	N/A	N/A
WestTX	89.14	98.55	(9.5)%	89.40	10.2%
Weighted Average
Natural gas sales ($/MMBTU):	4.02	3.44	16.9%	2.62	31.3%
NGL sales ($/gallon):	0.93	0.91	2.2%	0.90	1.1%
Condensate sales ($/barrel):	85.52	91.90	(6.9)%	87.88	4.6%

	Years Ended December 31,
	2014	2013	Percent Change	2012	Percent Change
Operating data:
Oklahoma
SouthOK system(1)
Gathered gas volume (MCFD)	435,455	406,073	7.2%	350,593	15.8%
Processed gas volume (MCFD)	409,741	378,732	8.2%	325,453	16.4%
Residue Gas volume (MCFD)	374,342	324,025	15.5%	275,315	17.7%
NGL volume (BPD)	29,033	35,088	(17.3)%	29,988	17.0%
Condensate volume (BPD)	662	525	26.1%	531	(1.1)%
WestOK system:
Gathered gas volume (MCFD)	570,800	500,756	14.0%	369,035	35.7%
Processed gas volume (MCFD)	542,960	475,441	14.2%	348,041	36.6%
Residue Gas volume (MCFD)	497,170	438,611	13.4%	322,751	35.9%
NGL volume (BPD)	25,357	20,971	20.9%	14,505	44.6%
Condensate volume (BPD)	2,475	1,887	31.2%	1,360	38.8%
Texas
SouthTX system:
Gathered gas volume (MCFD)	120,506	132,826	(9.3)%	N/A	N/A
Processed gas volume (MCFD)	118,712	131,745	(9.9)%	N/A	N/A
Residue Gas volume (MCFD)	95,678	105,207	(9.1)%	N/A	N/A
NGL volume (BPD)	14,523	16,711	(13.1)%	N/A	N/A
Condensate volume (BPD)	158	77	105.2%	N/A	N/A
WestTX system(1):
Gathered gas volume (MCFD)	480,722	357,524	34.5%	275,946	29.6%
Processed gas volume (MCFD)	460,823	328,678	40.2%	249,221	31.9%
Residue Gas volume (MCFD)	340,212	244,294	39.3%	179,539	36.1%
NGL volume (BPD)	59,807	41,920	42.7%	32,314	29.7%
Condensate volume (BPD)	1,911	1,657	15.3%	1,524	8.7%
Barnett system:
Average throughput volume – (MCFD)	20,133	21,356	(5.7)%	22,935	(6.9)%

(1)	Operating data for SouthOK and WestTX represent 100% of operating activity for these systems. SouthOK gathered volumes include volumes gathered by MarkWest and processed through our facilities.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table and discussion is a summary of our consolidated results of operations for the years ended December 31, 2014 and 2013 (in thousands):

	Years Ended December 31,			Percent Change
	2014	2013	Variance
Gross margin(1)
Natural gas and liquids sales	$2,621,428	$1,959,144	$662,284	33.8%
Transportation, processing and other fees	201,073	165,177	35,896	21.7%
Less: non-cash line fill loss(2)	(5,888)	(249)	(5,639)	(2,264.7)%
Less: natural gas and liquids cost of sales	2,291,914	1,690,382	601,532	35.6%

Gross margin	536,475	434,188	102,287	23.6%
Gross margin %	19.0%	20.4%
Expenses:
Operating expenses	113,606	94,527	19,079	20.2%
General and administrative(3)	73,943	60,856	13,087	21.5%
Other expenses(4)	6,073	20,005	(13,932)	(69.6)%
Depreciation and amortization	202,543	168,617	33,926	20.1%
Interest expense	93,147	89,637	3,510	3.9%

Total expenses	489,312	433,642	55,670	12.8%
Other income items:
Derivative gain (loss), net	131,064	(28,764)	159,828	555.7%
Other income, net	21,555	11,292	10,263	90.9%
Non-cash line fill loss(2)	(5,888)	(249)	(5,639)	(2,264.7)%
Equity loss in joint ventures	(14,007)	(4,736)	(9,271)	(195.8)%
Goodwill impairment loss	—	(43,866)	43,866	100.0%
Gain (loss) on asset disposition	47,381	(1,519)	48,900	3,219.2%
Loss on early extinguishment of debt	—	(26,601)	26,601	100.0%
Income tax benefit	2,376	2,260	116	5.1%
Income attributable to non-controlling interests(5)	(13,164)	(6,975)	(6,189)	(88.7)%
Preferred unit imputed dividend effect	(45,513)	(29,485)	(16,028)	(54.4)%
Preferred unit dividends in kind	(42,552)	(23,583)	(18,969)	(80.4)%
Preferred unit dividends	(8,233)	—	(8,233)	(100.0)%

Net income (loss) attributable to common limited partners and General Partner	$120,182	$(151,680)	$271,862	179.2%

Non-GAAP financial data:
EBITDA(1)	$522,958	$164,357	$358,601	218.2%
Adjusted EBITDA(1)	382,024	324,870	57,154	17.6%
Distributable cash flow(1)	256,297	203,863	52,434	25.7%

(1)	Gross margin, EBITDA, Adjusted EBITDA and distributable cash flow are non-GAAP financial measures (see “–How We Evaluate Our Operations” and “Item 6. Selected Financial Data –Reconciliation of Net Income to Gross Margin and –Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Distributable Cash Flow”).
(2)	Includes the non-cash impact of commodity price movements of pipeline linefill.
(3)	General and administrative includes compensation reimbursement to affiliates.
(4)	Includes Merger costs in connection with the Targa Resources LP Merger for the year ended December 31, 2014 (see “Item 8. Financial Statements and Supplementary Data –Note 3”) and the TEAK and Cardinal Acquisitions for the years ended December 31, 2013 and 2012, respectively (see “Item 8. Financial Statements and Supplementary Data –Note 4”).
(5)	Represents Anadarko’s non-controlling interest in the operating results of the WestOK and WestTX systems and MarkWest’s non-controlling interest in Centrahoma.

Gross margin

Gross margin from natural gas and liquids sales and transportation, processing and other fees and the related natural gas and liquids cost of sales for the year ended December 31, 2014 increased primarily due to higher production volumes. Overall gross margin percentages are lower for the year ended December 31, 2014 due to the conversion of keep-whole contracts to POP during the period, which reduced our NGL-related commodity price risk, but negatively impacted our gross margin rate.

•	Oklahoma. For the year ended December 31, 2014, Oklahoma gross margins increased $42.3 million compared to the prior year. Gathering and processing volumes across the Oklahoma segment for the year ended December 31, 2014 increased as a result of increased production on the gathering systems, which continue to be expanded to meet producer demand.

•	Texas. For the year ended December 31, 2014, Texas gross margins increased $61.0 million compared to the prior year. The WestTX system’s gathering and processing volumes for the year ended December 31, 2014 increased compared to the prior year period due to continued increased volumes from Pioneer Natural Resources Company (NYSE: PXD) and others as a result of their continued drilling programs, and due to the April 2013 start-up of the Driver plant. Gross margin also increased compared to the prior year due to the May 2013 acquisition of the SouthTX system as part of the TEAK Acquisition (see “–Acquisitions”).

Expenses

Operating expenses for the year ended December 31, 2014 increased due to continued expansion of our gathering and processing systems and volume growth across both the Oklahoma and Texas segments (see “–Recent Events”). In addition, operating expenses also increased for the year ended December 31, 2014 due to the May 2013 acquisition of the SouthTX system as part of the TEAK Acquisition (see “–Acquisitions”).

General and administrative expense, including amounts reimbursed to affiliates, increased for the year ended December 31, 2014 mainly due to a $5.8 million increase in non-cash compensation (see “Item 8: Financial Statements and Supplementary Data –Note 17”) and a $6.3 million increase in salaries and wages. These increases are partially due to the increase in the number of employees as a result of the TEAK Acquisition during 2013 (see “–Acquisitions”) and our plant and gathering system expansion projects (see “–Recent Events”).

Other expenses for the year ended December 31, 2014 represent costs related to the Merger (see “–Recent Events”). Other expenses for the year ended December 31, 2013 represent acquisition costs related to the TEAK Acquisition (see “–Acquisitions”).

Depreciation and amortization expense for the year ended December 31, 2014 increased primarily due to growth capital expenditures incurred subsequent to December 31, 2013.

Interest expense for the year ended December 31, 2014 increased primarily due to $6.9 million additional interest related to our 4.75% Senior Notes; $4.2 million of additional interest related to our 5.875% Senior Notes; and $2.0 million increased interest on the senior secured revolving credit facility; offset by $4.2 million reduced interest expense on the 8.75% unsecured senior notes due June 15, 2018 (“8.75% Senior Notes”) and a $5.1 million increase in capitalized interest expense. The increase in the interest on the 4.75% Senior Notes and the 5.875% Senior Notes is due to their issuance during 2013 (see “Item 8. Financial Statements and Supplementary Data – Note 14 – Senior Notes”). The decrease in the interest for the 8.75% Senior Notes is due to their redemption in February 2013 (see “Item 8. Financial

Statements and Supplementary Data – Note 14 – Senior Notes”). The increase in the interest on the senior secured revolving credit facility is due to increased borrowings compared to the prior year (see “Item 8. Financial Statements and Supplementary Data – Note 14 –Revolving Credit Facility”). The increase in capitalized interest is due to increased capital expenditures over the same period last year (see further discussion of capital expenditures under “–Capital Requirements”).

Other income items

Derivative gain (loss), net for the year ended December 31, 2014 had a $169.5 million favorable mark-to-market gain (loss) compared to the prior year primarily due to a $141.0 million mark-to-market gain in the current year as a result of a decrease in forward prices, related to falling oil prices, combined with an increase in forward prices during the prior year, which resulted in $28.4 million mark-to-market losses on derivatives; offset by a $9.6 million unfavorable variance in cash settlements in the current year compared to the prior year mainly due to favorable propane swap settlements in the prior year.

While we utilize either quoted market prices or observable market data to calculate the fair value of natural gas and crude oil derivatives, valuations of NGL fixed price swaps are based on a forward price curve modeled on a regression analysis of quoted price curves for NGLs for similar geographic locations, and valuations of NGL options are based on forward price curves developed by third-party financial institutions. The use of unobservable market data for NGL fixed price swaps and NGL options has no impact on the settlement of these derivatives. However, a change in management’s estimated fair values for these derivatives could impact net income, although it would have no impact on liquidity or capital resources (see “Item 8. Financial Statements and Supplementary Information – Note 2 – Fair Value of Financial Instruments” for further discussion of derivative instrument valuations). We recognized a $74.9 million mark-to-market gain and a $19.7 million mark-to-market loss on derivatives valued based upon unobservable inputs for the year ended December 31, 2014 and 2013, respectively. We enter into derivative instruments solely to hedge our forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. See further discussion of derivatives under “Item 7A: Quantitative and Qualitative Disclosures About Market Risk.”

Other income had a favorable variance for the year ended December 31, 2014 compared to the prior year primarily due to an arrangement with respect to our SouthTX system.

Non-cash linefill gain (loss) had an unfavorable variance for the year ended December 31, 2014 compared to the prior year primarily due to the changes in the forward prices as described for the derivative gain (loss), net (see “Item 8. Financial Statements and Supplementary Information – Note 12 – NGL Linefill”).

Equity loss in joint ventures had an unfavorable variance for the year ended December 31, 2014 mainly due to $5.0 million in income in the prior year related to WTLPG, which was sold on May 14, 2014 (see “–Recent Events”) and due to a $4.3 million increase in the loss on the T2 Eagle Ford joint venture. The T2 LaSalle and T2 Eagle Ford joint ventures are structured to earn revenues equal to their operating costs, exclusive of depreciation expense. The loss primarily represents depreciation expense.

Income attributable to non-controlling interests for the year ended December 31, 2014 increased $5.0 million in our Oklahoma segment primarily due to Anadarko’s non-controlling interest in higher net income for the WestOK joint venture, and due to MarkWest’s non-controlling interest in higher net income for the Centrahoma joint venture. The increase in net income of the WestOK joint venture was principally due to higher gross margins on the sale of commodities, resulting from higher volumes. The increase in net income of the Centrahoma joint venture was partially due to the start-up of the Stonewall Plant on May 1, 2014 (see “–Recent Events”), which resulted in higher processing revenues during the year.

Income attributable to non-controlling interests for the year ended December 31, 2014 increased $1.2 million in our Texas segment primarily due to Anadarko’s non-controlling interest in higher net income for the WestTX joint venture. The increase in net income of the WestTX joint venture was principally due to higher gross margins on the sale of commodities, resulting from higher volumes.

Preferred unit imputed dividend effect for the year ended December 31, 2014 represents the accretion of the beneficial conversion discount of the Class D Preferred Units which were issued in May 2013 (see “Item 8. Financial Statements and Supplementary Data – Note 6 –Class D Preferred Units”).

Preferred unit dividends in-kind for the year ended December 31, 2014 represent the distributions to the Class D Preferred Units (see “Item 8. Financial Statements and Supplementary Data – Note 6 – Class D Preferred Units”). The unfavorable variance compared to the prior year is due to an increased distribution per unit and increased number of preferred units outstanding over the prior year.

Preferred unit dividends for the year ended December 31, 2014 represent the cash distributions to the Class E Preferred Units (see “–Class E Preferred Units”).

Non-GAAP financial data

EBITDA had a favorable variance for the year ended December 31, 2014 compared to the prior year mainly due to mark-to-market gains on derivatives in the current year compared to mark-to-market losses on derivatives in the prior year, as discussed above in “–Other income items,” and due to the favorable gross margin variance, as discussed above in “–Gross margin.”

Adjusted EBITDA had a favorable variance for the year ended December 31, 2014 compared to the prior year mainly due to the favorable gross margin variance, as discussed above in “–Gross Margin.”

Distributable cash flow had a favorable variance for the year ended December 31, 2014 compared to the prior year mainly due to the favorable Adjusted EBITDA variance, as discussed above, partially offset by increased preferred unit dividends, as discussed above in “–Other income items.”

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table and discussion is a summary of our consolidated results of operations for the years ended December 31, 2013 and 2012 (in thousands):

	Years Ended December 31,			Percent Change
	2013	2012	Variance
Gross margin(1)
Natural gas and liquids sales	$1,959,144	$1,137,261	$821,883	72.3%
Transportation, processing and other fees	165,177	66,722	98,455	147.6%
Less: non-cash line fill loss(2)	(249)	(2,111)	1,862	88.2%
Less: natural gas and liquids cost of sales	1,690,382	927,946	762,436	82.2%

Gross margin	434,188	278,148	156,040	56.1%
Gross margin %	20.4%	23.1%
Expenses:
Operating expenses	94,527	62,098	32,429	52.2%
General and administrative(3)	60,856	47,206	13,650	28.9%
Other expenses(4)	20,005	15,069	4,936	32.8%
Depreciation and amortization	168,617	90,029	78,588	87.3%
Interest expense	89,637	41,760	47,877	114.6%

Total expenses	433,642	256,162	177,480	69.3%
Other income items:
Derivative gain (loss), net	(28,764)	31,940	(60,704)	(190.1)%
Other income, net	11,292	10,097	1,195	11.8%
Non-cash line fill loss(2)	(249)	(2,111)	1,862	88.2%
Equity income (loss) in joint ventures	(4,736)	6,323	(11,059)	(174.9)%
Goodwill impairment loss	(43,866)	—	(43,866)	(100.0)%
Loss on asset disposition	(1,519)	—	(1,519)	(100.0)%
Loss on early extinguishment of debt	(26,601)	—	(26,601)	(100.0)%
Income tax benefit (expense)	2,260	(176)	2,436	1,384.1%
Income attributable to non-controlling interests(5)	(6,975)	(6,010)	(965)	(16.1)%
Preferred unit imputed dividend effect	(29,485)	—	(29,485)	(100.0)%
Preferred unit dividends in kind	(23,583)	—	(23,583)	(100.0)%

Net income (loss) attributable to common limited partners and General Partner	$(151,680)	$62,049	$(213,729)	(344.5)%

Non-GAAP financial data:
EBITDA(1)	$164,357	$200,024	$(35,667)	(17.8)%
Adjusted EBITDA(1)	324,870	220,207	104,663	47.5%
Distributable cash flow(1)	203,863	146,013	57,850	39.6%

(1)	Gross margin, EBITDA, Adjusted EBITDA and distributable cash flow are non-GAAP financial measures (see “–How We Evaluate Our Operations” and “Item 6. Selected Financial Data –Reconciliation of Net Income to Gross Margin and – Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Distributable Cash Flow”).
(2)	Includes the non-cash impact of commodity price movements of pipeline linefill.
(3)	General and administrative also includes compensation reimbursement to affiliates.
(4)	Includes acquisition costs in connection with the Cardinal and TEAK Acquisitions for the year ended December 31, 2013 (see “Item 8. Financial Statements and Supplementary Data –Note 4”).
(5)	Represents Anadarko’s non-controlling interest in the operating results of the WestOK and WestTX systems and MarkWest’s non-controlling interest in Centrahoma.

Gross margin

Gross margin from natural gas and liquids sales and transportation, processing and other fees and the related natural gas and liquids cost of sales for the year ended December 31, 2013 increased primarily due to higher production volumes, including the new volumes in 2013 from the SouthOK and SouthTX systems due to the Cardinal and TEAK Acquisitions (see “–Acquisitions”). Overall gross margin percentages are lower for the year ended December 31, 2013 due to the increase in natural gas prices compared to the prior year, which increased at a higher rate than NGL prices, negatively impacting the gross margin rate achieved on Keep-Whole contracts.

•	Oklahoma. For the year ended December 31, 2013, Oklahoma gross margins increased $89.5 million compared to the prior year primarily due to increased production from the V-60 plant, which was placed into service in July 2012 and from the new volumes in 2013 from the SouthOK system due to the Cardinal Acquisition (see “–Acquisitions”). Also, gathering and processing volumes on the WestOK system increased for the year ended December 31, 2013 compared to the prior year primarily due to increased production on the gathering systems and the start-up of the Waynoka II plant, which was placed into service in September 2012

•	Texas. For the year ended December 31, 2013, Texas gross margins increased $56.8 million compared to the prior year primarily due to new volumes in 2013 from the SouthTX system acquired in the TEAK Acquisition (see “–Acquisitions”). Also, WestTX system’s gathering and processing volumes for the year ended December 31, 2013 increased compared to the prior year due to increased volumes from Pioneer Natural Resources Company (NYSE: PXD) and others as a result of their continued drilling programs; and the start-up of the Driver plant in April 2013.

Expenses

Operating expenses, comprised primarily of plant operating expenses and transportation and compression expenses, for the year ended December 31, 2013 increased compared to the prior year mainly due to $11.7 million in additional expenses from the Arkoma plants, within the SouthOK system, acquired in the Cardinal Acquisition (see “–Acquisitions”); $6.9 million in additional expenses from the SouthTX systems acquired in the TEAK Acquisition (see “–Acquisitions”); a $7.0 million increase on the WestOK system primarily due to increased gathered volumes in comparison to the prior year period, as discussed above in “Gross margin”; and a $4.5 million increase on the WestTX system primarily due to increased gathered volumes from Pioneer Natural Resources Company and other producers and the start-up of the Driver plant in April 2013.

General and administrative expense, including amounts reimbursed to affiliates, increased for the year ended December 31, 2013 mainly due to a $7.7 million increase in share-based compensation related to phantom units granted to employees (see “Item 8: Financial Statements and Supplementary Data – Note 17”); and a $3.6 million increase in salaries and wages partially due to the increase in the number of employees as a result of the Cardinal and TEAK Acquisitions (see “–Acquisitions”).

Other expenses for the year ended December 31, 2013 increased mainly due to $19.3 million in acquisition costs related to the TEAK Acquisition in 2013 compared to $15.4 million in acquisition costs related to the Cardinal Acquisition in the prior year (see “–Acquisitions”).

Depreciation and amortization expense for the year ended December 31, 2013 increased compared to the prior year primarily due to $31.8 million additional expense related to assets acquired in the Cardinal Acquisition (see “–Acquisitions”); $26.9 million additional expense related to assets acquired in the TEAK Acquisition (see “–Acquisitions”); and due to growth capital expenditures incurred subsequent to December 31, 2012.

Interest expense for the year ended December 31, 2013 increased compared to the prior year primarily due to $33.9 million additional interest related to our 5.875% Senior Notes; $26.7 million increase in interest expense associated with our 6.625% Senior Notes; and $12.1 million additional interest related to our 4.75% Senior Notes; partially offset by $27.0 million reduced interest on the 8.75% Senior Notes. The increase in the interest on the 5.875% Senior Notes and the 4.75% Senior Notes is due to their issuance in 2013 (see “–Senior Notes”). The increase in the interest on the 6.625% Senior Notes is due to an additional issuance of $175.0 million in December 2012. The decrease in the interest for the 8.75% Senior Notes is due to their redemption in February 2013 (see “Item 8. Financial Statements and Supplementary Data – Note 14 –Senior Notes”).

Other income items

Derivative gain (loss), net for the year ended December 31, 2013 compared to the prior year had a $60.7 unfavorable variance primarily due to a $49.4 million unfavorable variance on the non-cash fair value revaluation of commodity derivative contracts in 2013 compared to the prior year because of a $20.9 million mark-to-market gain in the prior year resulting from a decrease in prices during the prior year period; and a $28.4 million mark-to-market loss in 2013 resulting from an increase in prices during 2013.

We recognized a $19.7 million mark-to-market loss and a $27.3 million mark-to-market gain on derivatives that were valued based upon unobservable inputs for the years ended December 31, 2013 and 2012, respectively.

Other income, net for the year ended December 31, 2013 had a favorable variance primarily due to a $1.0 million settlement of business interruption insurance related to a loss of revenue in our WestOK system in May 2011 due to storm damage at the Chester plant.

Non-cash line fill loss had a favorable variance for the year ended December 31, 2013 compared to the prior year primarily due to a decrease in forward curve prices during the prior year period.

Equity income (loss) in joint ventures decreased for the year ended December 31, 2013 compared to the prior year primarily due to a $9.7 million loss in the current period from the SouthTX equity method investments. The T2 LaSalle and T2 Eagle Ford joint ventures are structured to earn revenues equal to their operating costs, exclusive of depreciation expense. The loss primarily represents depreciation expense.

Goodwill impairment loss of $43.9 million for the year ended December 31, 2013 pertained to an impairment of goodwill related to our contract gas treating business acquired during the Cardinal Acquisition (see “Item 8: Financial Statements and Supplementary Data – Note 8”).

Loss on asset disposition for the year ended December 31, 2013 pertained to management’s decision to not pursue a project to lay pipe in an area where acquired rights of way had expired in the SouthOK system.

Loss on early extinguishment of debt for the year ended December 31, 2013 represents $17.5 million premiums paid; $8.0 million consent payment made; and $5.3 million write off of deferred financing costs, offset by $4.2 million recognition of unamortized premium related to the redemption of the 8.75% Senior Notes (see “Item 8. Financial Statements and Supplementary Data – Note 14 –Senior Notes”).

Income tax benefit for the year ended December 31, 2013 represents the accrued income tax related to the income earned on APL Arkoma, Inc., which was acquired as part of the Cardinal Acquisition (see “–Acquisitions”).

Income attributable to non-controlling interests for the year ended December 31, 2013 increased compared to the prior year primarily due to Anadarko’s non-controlling interest in higher net income for the WestOK and WestTX joint ventures. The increase in net income of the WestOK and WestTX joint ventures was principally due to higher gross margins on the sale of commodities, resulting from higher volumes.

Preferred unit imputed dividend effect for the year ended December 31, 2013 represents the accretion of the beneficial conversion discount of the Class D Preferred Units which were issued in May 2013 (see “Item 8. Financial Statements and Supplementary Data – Note 6 – Class D Preferred Units”).

Preferred unit dividends in-kind for the year ended December 31, 2013 represent the distributions to the Class D Preferred Units which were issued in May 2013 (see “Item 8. Financial Statements and Supplementary Data – Note 6 – Class D Preferred Units”).

Preferred unit dividends in-kind for the year ended December 31, 2013 represent the distributions to the Class D Preferred Units issued in May 2013, which have been declared (see “–Class D Preferred Units”).

Non-GAAP financial data

EBITDA had an unfavorable variance for the year ended December 31, 2013 compared to the prior year mainly due to the impairment of goodwill acquired during the Cardinal Acquisition and the loss on early extinguishment of debt related to the redemption of the 8.75% Senior Notes during 2013, as discussed above in “–Other income items.”

Adjusted EBITDA had a favorable variance for the year ended December 31, 2013 compared to the prior year mainly due to the improved gross margin variance, as discussed above in “–Gross Margin,” partially offset by higher operating expenses as discussed above in “–Expenses.”

Distributable cash flow had a favorable variance for the year ended December 31, 2013 compared to the prior year mainly due to the favorable Adjusted EBITDA variance, as discussed above, partially offset by higher interest expense as discussed above in “–Expenses.”

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

At December 31, 2014, we had $385.0 million outstanding borrowings under our $800.0 million senior secured revolving credit facility and $4.2 million of outstanding letters of credit, which are not reflected as borrowings on our consolidated balance sheets, with $410.8 million of remaining committed capacity under the revolving credit facility, (see “–Revolving Credit Facility”). We were in compliance with the credit facility’s covenants at December 31, 2014. We had a working capital surplus of $24.5 million at December 31, 2014 compared with a $78.4 million working capital deficit at December 31, 2013. We believe we will have sufficient liquid assets, cash from operations and borrowing capacity to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures for at least the next twelve-month period. However, we are subject to business, operational and other risks that could adversely affect our cash flows. We may need to supplement our cash generation with proceeds from financing activities, including borrowings under our revolving credit facility and other borrowings, the issuance of additional limited partner units and sales of our assets.

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

Cash Flows – Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table details the cash flow changes between the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,			Percent Change
	2014	2013	Variance
Net cash provided by (used in):
Operating activities	$292,529	$210,844	$81,685	38.7%
Investing activities	(524,339)	(1,443,083)	918,744	63.7%
Financing activities	234,999	1,233,755	(998,756)	(81.0)%

Net change in cash and cash equivalents	$3,189	$1,516	$1,673	—

Net cash provided by operating activities for the year ended December 31, 2014 increased compared to the prior year period primarily due to a $74.1 million increase in net earnings from continuing operations excluding non-cash charges. The increase is primarily due to increased gross margins from the sale of natural gas and NGLs offset by an increase in operating expense and general and administrative expense (see “–Results of Operations”).

Net cash used in investing activities for the year ended December 31, 2014 decreased compared to the prior year period mainly due to the $974.7 million TEAK Acquisition (see “Item 8. Financial Statements and Supplementary Data – Note 4”) in the prior year and due to the receipt of $131.0 million in net proceeds from the sale of WTLPG (see “–Recent Events”), partially offset by an increase in capital expenditures of $197.2 million in the current year compared to the prior year (see “–Capital Requirements”).

Net cash provided by financing activities for the year ended December 31, 2014 decreased compared to the prior year period mainly due to (i) $637.3 million provided by the issuance of the 5.875% Senior Notes in the prior year (see “–Senior Notes”); (ii) $397.7 million provided by the issuance of Class D Preferred Units in the prior year (see “–Class D Preferred Units”); (iii) $391.2 million provided by the issuance of the 4.75% Senior Notes in the prior year (see “–Senior Notes”); and (iv) $388.4 million provided by the April 2013 common unit issuance of 11,845,000 common units in the prior year (see “–Common Equity Offerings). These decreases were partially offset by (i) the $391.4 million redemption of the 8.75% Senior Notes, including the cost of early retirement of debt in the prior year (see “–Senior Notes”); (ii) a $141.0 million net decrease in the prior year to outstanding borrowings on the revolving credit facility; and (iii) $122.3 million provided by the issuance of the Class E Preferred Units in the current period (see “–Class E Preferred Units”). The gross amount of borrowings and repayments under the revolving credit facility included within net cash provided by financing activities in the consolidated combined statements of cash flows, which are generally in excess of net borrowings or repayments during the period or at period end, reflect the timing of (i) cash receipts, which generally occur at specific intervals during the period and are utilized to reduce borrowings under the revolving credit facility, and (ii) payments, which generally occur throughout the period and increase borrowings under the revolving credit facility, which is generally common practice for the industry.

Cash Flows – Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table details the cash flow changes between the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,			Percent Change
	2013	2012	Variance
Net cash provided by (used in):
Operating activities	$210,844	$174,638	$36,206	20.7%
Investing activities	(1,443,083)	(1,006,641)	(436,442)	(43.4)%
Financing activities	1,233,755	835,233	398,522	47.7%

Net change in cash and cash equivalents	$1,516	$3,230	$(1,714)	—

Net cash provided by operating activities for the year ended December 31, 2013 increased compared to the prior year period due to a $60.0 million increase in net earnings from continuing operations excluding non-cash charges, offset by a $23.8 million unfavorable variance in the change in working capital. The increase in net earnings from continuing operations excluding non-cash charges is primarily due to increased gross margins from the sale of natural gas and NGLs offset by an increase in interest expense (see “–Results of Operations”). The change in working capital is mainly due to a $16.3 million increase in accrued interest primarily related to our Senior Notes (see “–Senior Notes”), and due to a net increase in working capital deficit related to the Cardinal and TEAK Acquisitions (see “–Acquisitions”).

Net cash used in investing activities for the year ended December 31, 2013 increased compared to the prior year period mainly due to the $974.7 million net cash paid for the TEAK Acquisition (see “–Acquisitions”); a $77.0 million increase in capital expenditures in the 2013 period compared to the prior year period (see further discussion of capital expenditures under “–Capital Requirements”); and a $13.4 million increase in contributions to equity method joint ventures (see “Item 8. Financial Statements and Supplementary Data – Note 5 – Equity Method Investments”). These increases in net cash used in investing activities were partially offset by $633.6 million net cash paid for acquisition of assets in the prior period, including the Cardinal Acquisition (see “–Acquisitions”).

Net cash provided by financing activities for the year ended December 31, 2013 increased compared to the prior year period mainly due to (i) $637.3 million provided by the issuance of the 5.875% Senior Notes in February 2013; (ii) $391.2 million provided by the issuance of the 4.75% Senior Notes in May 2013 (see “–Senior Notes”); (iii) $397.7 million provided by the issuance of Class D Preferred Units (see “–Class D Preferred Units”); (iv) an increase of $128.8 million provided by the sale of common units under our equity distribution program (see “–Common Equity Offerings”); and (v) an increase of $75.9 million provided by the issuance of common units related to acquisitions (see “–Common Equity Offerings). The increases were partially offset by the $391.4 million redemption of the 8.75% Senior Notes in 2013, including the cost of early retirement of debt (see “–Senior Notes”); $495.4 million provided by the issuance of the 6.625% Senior Notes in the prior year (see “Item 8: Financial Statements and Supplementary Data – Note 14 – Senior Notes”); a $151.0 million, net increase in the prior period to outstanding borrowings on the revolving credit facility; and a $141.0 million, net decrease in 2013 to outstanding borrowings on the revolving credit facility.

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

The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Years Ended December 31,
	2014	2013	2012
Maintenance capital expenditures	$25,680	$21,919	$19,021
Expansion capital expenditures	622,067	428,641	354,512

Total	$647,747	$450,560	$373,533

The increase in maintenance capital for the year ended December 31, 2014 when compared to the prior years was due to the fluctuations in the timing of scheduled maintenance activity.

Expansion capital expenditures increased for the year ended December 31, 2014 compared to the prior year primarily due to construction costs for (i) the Stonewall plant within SouthOK, which was placed in service May 1, 2014 (see “–Recent Events”), (ii) the Silver Oak II plant within SouthTX placed in service on June 25, 2014 (see “–Recent Events”), (iii) the Edward plant within WestTX placed in service on September 15, 2014 (see “–Recent Events”); and (iv) the construction of the Velma to Arkoma connection within SouthOK, which was completed in December 2014. As of December 31, 2014, we had approved additional expenditures of approximately $267.9 million on processing facility expansions, pipeline extensions and compressor station upgrades, of which approximately $179.1 million in purchase commitments had been made. We expect to fund these projects through operating cash flows and borrowings under our revolving credit facility.

Expansion capital expenditures increased for the year ended December 31, 2013 compared to the prior year primarily due to the completion of the Driver Plant within WestTX in April 2013 and construction costs for the Stonewall Plant within SouthOK, the Silver Oak II Plant within SouthTX, and the Edward Plant within WestTX.

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

The Class D Preferred Units received distributions of additional Class D Preferred Units in each of the full quarterly periods following their issuance in May 2013. On January 22, 2015, we exercised our right to convert all outstanding Class D Preferred Units into common limited partner units (see “–Subsequent Events”).

We make cumulative cash distributions on the Class E Preferred Units. The cash distributions are payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year, when, and if, declared by the board of directors. The initial distribution on the Class E Preferred Units was paid on July 15, 2014 in an amount equal to $0.67604 per unit, or approximately $3.4 million, representing the distribution for the period March 17, 2014 through July 14, 2014. Thereafter, we pay cumulative distributions in cash on the Class E Preferred Units on a quarterly basis at a rate of $0.515625 per unit, or 8.25% per year.

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

Available cash is initially distributed 98% to our common limited partners and 2.0% to our General Partner. These distribution percentages are modified to provide for incentive distributions to be paid to our General Partner if quarterly distributions to common limited partners exceed specified targets. Incentive distributions are generally defined as all cash distributions paid to our General Partner that are in excess of 2.0% of the aggregate amount of cash being distributed. Our General Partner, holder of all our incentive distribution rights, has agreed to allocate up to $3.75 million of its incentive distribution rights per quarter back to us after the General Partner receives an initial $7.0 million of incentive distribution rights per quarter. Incentive distributions of $22.7 million, $15.0 million and $6.3 million were paid during the years ended December 31, 2014, 2013 and 2012, respectively.

Common Equity Offerings

On May 12, 2014, we entered into an Equity Distribution Agreement (the “2014 EDA”) with Citigroup Global Markets Inc. (“Citigroup”), Wells Fargo Securities, LLC and MLV & Co. LLC, as sales agents. Pursuant to the 2014 EDA, we may offer and sell from time to time through the sales agents, common units having an aggregate value up to $250.0 million. Sales are at market prices prevailing at the time of the sale. However, we are currently restricted from selling common units by the Merger Agreement (see “–Recent Events”).

In November 2012, we entered into an Equity Distribution Agreement (the “2012 EDA” and together, with the 2014 EDA, the “EDAs”) with Citigroup. Pursuant to this program, we offered and sold through Citigroup, as its sales agent, common units for $150.0 million. We used the full capacity under the 2012 EDA during the year ended 2013.

During the years ended December 31, 2014 and 2013, we issued 3,558,005 and 3,895,679 common units, respectively, under the EDAs for proceeds of $121.6 million and $137.8 million, respectively, net of $1.2 million and $2.8 million, respectively, in commissions paid to the sales agents. We also received capital contributions from the General Partner of $2.5 million and $2.9 million, respectively, during the years ended December 31, 2014 and 2013, to maintain its 2.0% general partner interest in us. The net proceeds from the common unit offerings and General Partner contributions were utilized for general partnership purposes. As of December 31, 2014, we had $127.0 million remaining capacity under the 2014 EDA (see “Item 8. Financial Statements and Supplementary Data – Note 6 – Common Units”).

In April 2013, we sold 11,845,000 of our common units to the public at a price of $34.00 per unit, yielding net proceeds of $388.4 million after underwriting commissions and expenses. We also received a capital contribution from the General Partner of $8.3 million to maintain its 2.0% general partnership interest (see “Item 8: Financial Statements and Supplementary Data – Note 6 –Common Units”). We used the proceeds from this offering to fund a portion of the purchase price of the TEAK Acquisition (see “Item 8. Financial Statements and Supplementary Data – Note 4 – TEAK Midstream, LLC”).

Class D Preferred Units

On May 7, 2013 we completed the private placement of $400.0 million of our Class D Preferred Units to third party investors, at a negotiated price per unit of $29.75 for net proceeds of $397.7 million. The Class D Preferred Units were offered and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. We also received a capital contribution from the General Partner of $8.2 million to maintain its 2.0% general partner interest in us (see “Item 8: Financial Statements and Supplementary Data—Note 6 – Class D Preferred Units”). We used the proceeds to fund a portion of the purchase price of the TEAK Acquisition (see “Item 8: Financial Statements and Supplementary Data – Note 4 – TEAK Midstream, LLC”).

On January 22, 2015, we exercised our right under the certificate of designation of the Class D Preferred Units to convert all outstanding Class D Preferred Units, plus any unpaid distributions, into common limited partner units. As a result of the conversion, 15,389,575 common limited partner units were issued (see “Item 8. Financial Statements and Supplementary Data – Note 6 – Class D Preferred Units”).

Class E Preferred Units

On March 17, 2014, we issued 5,060,000 of our Class E Preferred Units to the public at an offering price of $25.00 per Class E Preferred Unit. Our Class E Preferred Units are listed on the New York Stock Exchange under the symbol “APLPE”. We received $122.3 million in net proceeds, which were used to pay down the revolving credit facility. We will make cumulative cash distributions on the Class E Preferred Units from the date of original issue. The cash distributions will be payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year, when, and if, declared by the board of directors. The initial distribution on the Class E Preferred Units was paid on July 15, 2014 in an amount equal to $0.67604 per unit, or approximately $3.4 million. Thereafter, we will pay cumulative distributions in cash on the Class E Preferred Units on a quarterly basis at a rate of $0.515625 per unit, or 8.25% per year (see “Item 8. Financial Statements and Supplementary Data –Note 6 – Class E Preferred Units”).

On January 15, 2015, we paid a cash distribution of $0.515625 per unit, or approximately $2.6 million, on our Class E Preferred Units, representing the cash distribution for the period October 15, 2014 through January 14, 2015 (see “Item 8. Financial Statements and Supplementary Data – Note 6 – Class E Preferred Units”).

On January 27, 2015, we delivered notice of its intention to redeem all outstanding shares of its Class E Preferred Units. The redemption of the Class E Preferred Units will occur immediately prior to the close of the Merger (See “–Recent Events”). We expect the Merger to close on February 27, 2015 and, accordingly, the redemption date would also be on February 27, 2015. The Class E Preferred Units will be redeemed at a redemption price of $25.00 per unit, plus an amount equal to all accumulated and unpaid distributions on the Class E Preferred Units as of the redemption date (see “Item 8. Financial Statements and Supplementary Data – Note 6 – Class E Preferred Units”).

Revolving Credit Facility

At December 31, 2014, we had an $800.0 million senior secured revolving credit facility with a syndicate of banks, which matures in August 2019. We had $385.0 million outstanding borrowings as of December 31, 2014. Borrowings under the revolving credit facility bear interest, at our option, at either (i) the higher of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the LIBOR rate plus 1.0%, or (ii) the LIBOR rate for the applicable period, in each case plus the applicable margin. The weighted average interest rate for borrowings on the revolving credit facility, at December 31, 2014, was 2.7%. Up to $50.0 million of the revolving credit facility may be utilized for letters of credit, of which $4.2 million was outstanding at December 31, 2014. These outstanding letter of credit amounts were not reflected as borrowings on our consolidated balance sheets.

On August 28, 2014, we entered into a Second Amended and Restated Credit Agreement which, among other changes, extended the maturity date; increased the revolving credit commitment and incremental revolving credit amount; and reduced the applicable margin used to determine interest rates by 0.25% (see “Item 8. Financial Statements and Supplementary Data – Note 14 – Revolving Credit Facility”).

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

The events that constitute an event of default for our revolving credit facility include payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against us in excess of a specified amount, and a change of control of our General Partner. As of December 31, 2014, we were in compliance with all covenants under the revolving credit facility.

Senior Notes

At December 31, 2014, we had $500.0 million principal outstanding of 6.625% Senior Notes, $650.0 million principal outstanding of 5.875% Senior Notes, and $400.0 million principal outstanding of 4.75% Senior Notes (together with the 6.625% Senior Notes and 5.875% Senior Notes, the “Senior Notes”).

The Senior Notes are subject to repurchase by us at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if we do not reinvest the net proceeds within 360 days. The Senior Notes are junior in right of payment to our secured debt, including our obligations under our revolving credit facility.

Indentures governing the Senior Notes contain covenants, including limitations of our ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all our assets. We were in compliance with these covenants as of December 31, 2014.

On January 15, 2015, TRP announced tender offers to redeem any and all of our outstanding Senior Notes in connection with, and conditioned upon, the consummation of the Merger. The Merger, however, is not conditioned on the consummation of the tender offers (see “–Subsequent Events”).

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

6.625% Senior Notes:

On September 28, 2012, we issued $325.0 million of the 6.625% Senior Notes in a private placement transaction, at par. We received net proceeds of $318.9 million after underwriting commissions and other transaction costs and utilized the proceeds to reduce the outstanding balance on our revolving credit facility.

On December 20, 2012, we issued $175.0 million of the 6.625% Senior Notes in a private placement transaction. The 6.625% Senior Notes were issued at a premium of 103.0% of the principal amount for a yield of 6.0%. We received net proceeds of $176.1 million after underwriting commissions and other transaction costs and utilized the proceeds to partially finance the Cardinal Acquisition (see –Acquisitions). Of the $176.1 million net proceeds, $176.5 million were received during the year ended December 31, 2012, while additional expenses of $0.4 million were incurred during the year ended December 31, 2013.

The 6.625% Senior Notes are presented combined with a net $3.9 million unamortized premium as of December 31, 2014. Interest on the 6.625% Senior Notes is payable semi-annually in arrears on April 1 and October 1. The 6.625% Senior Notes are due on October 1, 2020 and are redeemable at any time after October 1, 2016, at certain redemption prices, together with accrued and unpaid interest to the date of redemption (see “Item 8: Financial Statements and Supplementary Data –Note 14 –Senior Notes”).

5.875% Senior Notes:

On February 11, 2013, we issued $650.0 million of the 5.875% Senior Notes in a private placement transaction. The 5.875% Senior Notes were issued at par. We received net proceeds of $637.3 million and utilized the proceeds to redeem the 8.75% Senior Notes and repay a portion of the outstanding indebtedness under the revolving credit facility. Interest on the 5.875% Senior Notes is payable semi-annually in arrears on February 1 and August 1. The 5.875% Senior Notes are due on August 1, 2023, and redeemable at any time after February 1, 2018, at certain redemption prices, together with accrued and unpaid interest to the date of redemption (See “Item 8: Financial Statements and Supplementary Data –Note 14 –Senior Notes”).

4.75% Senior Notes:

On May 10, 2013, we issued $400.0 million of the 4.75% Senior Notes in a private placement transaction. The 4.75% Senior Notes were issued at par. We received net proceeds of $391.2 million and utilized the proceeds repay a portion of the outstanding indebtedness under the revolving credit agreement as part of the TEAK Acquisition. Interest on the 4.75% Senior Notes is payable semi-annually in arrears on May 15 and November 15. The 4.75% Senior Notes are due on November 15, 2021 and are redeemable any time after March 15, 2016, at certain redemption prices, together with accrued and unpaid interest to the date of redemption (See “Item 8: Financial Statements and Supplementary Data –Note 14 –Senior Notes”).

Off Balance Sheet Arrangements

As of December 31, 2014, our off balance sheet arrangements include our letters of credit, issued under the provisions of our revolving credit facility, totaling $4.2 million, and surety bonds under which our maximum liability is $10.7 million. These are in place to support various performance obligations as required by (i) statutes within the regulatory jurisdictions where we operate, (ii) surety, and (iii) counterparty support.

We have certain long-term unconditional purchase obligations and commitments, primarily throughput contracts. These agreements provide transportation services to be used in the ordinary course of our operations.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments at December 31, 2014 (in thousands):

		Payments Due by Period (in thousands)
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Contractual cash obligations:
Debt principal	$1,935,000	$—	$—	$385,000	$1,550,000
Interest on total debt(1)	696,783	100,537	201,074	197,666	197,506
Capital leases	229	224	5	—	—
Operating leases	31,792	12,621	13,736	5,113	322

Total contractual cash obligations(2)	$2,663,804	$113,382	$214,815	$587,779	$1,747,828

(1)	Based on the interest rates of our respective debt components as of December 31, 2014.
(2)	Excludes non-current deferred tax liabilities of $48.2 million due to uncertainty of the timing of future cash flows for such liabilities.

		Amount of Commitment Expiration Per Period (in thousands)
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Other commercial commitments:
Standby letters of credit	$4,177	$4,177	$—	$—	$—
Surety bonds	10,727	3,502	7,223	2	—
Purchase commitments	179,135	179,135	—	—	—
Throughput contracts	191,403	20,717	47,732	38,640	84,314

Total commercial commitments	$385,442	$207,531	$54,955	$38,642	$84,314

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

Inflation and Changes in Prices

Inflation affects the operating expenses of our operations due to the increase in costs of labor and supplies. Inflation did not have a material impact on our results of operations for the years ended December 31, 2014, 2013 and 2012. While we anticipate inflation may affect our future operating costs, we cannot predict the timing or amounts of any such effects.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items subject to such estimates and assumptions include revenue and expense accruals, depreciation and amortization, asset impairment, fair value of derivative instruments, the probability of forecasted transactions and the allocation of purchase price to the fair value of assets acquired. We summarize our significant accounting policies within our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data – Note 2.” The following table evaluates the potential impact of estimates utilized during the year ended December 31, 2014:

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Estimates and Assumptions
Revenue and Cost of Sales Recognition
Revenue primarily consists of the sale of natural gas and NGLs along with the fees earned from gathering, processing, treating and transportation. Costs of sales primarily consists of purchases of natural gas at the wellhead and POP settlements with producers.	Revenues are estimated and accrued due to timing differences between the delivery of natural gas, NGLs, and condensate and the receipt of a delivery statement. This revenue is recorded based upon estimated volumetric data and management estimates of the related gathering and compression fees and product prices. Costs of goods sold are estimated based upon the estimated revenues.	As of December 31, 2014, there were $175.3 million accrued unbilled revenues. A 10% change in the estimated revenues would change gross margin by approximately $3.3 million.

Impairment of Long-Lived Assets
Management evaluates our long-lived assets, including intangibles, for impairment when events or changes in circumstances warrant such a review. A long-lived asset is considered impaired when the estimated undiscounted cash flow from such asset is less than the asset’s carrying value. In that event, a loss is recognized to the extent that the carrying value exceeds the fair value of the long-lived asset.	In evaluating impairment, management considers the use or disposition of an asset, the estimated remaining life of an asset, and future expenditures to maintain an asset’s existing service potential. In order to determine the cash flow, management must make certain estimates and assumptions, which include, but are not limited to, changes in general economic conditions in regions in which we operate, our ability to negotiate favorable contracts, the risks that natural gas exploration and production activities will not occur or be successful, competition from other midstream companies, our dependence on certain significant customers and producers of natural gas, and the volume of reserves behind an asset and future NGL product and natural gas prices.	As of December 31, 2014, there were no indicators of impairment for our long-lived assets. A significant variance in any of these assumptions or factors could materially affect future cash flows, which could result in the impairment of an asset.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Estimates and Assumptions
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

Management performed qualitative analyses for all reporting units at December 31, 2014, including SouthTX, which is normally evaluated at April 30, 2014. SouthTX was evaluated at December 31, 2014 due to the significant decline in commodity prices during 2014, which management considered to be a triggering event. Based upon qualitative analyses, it was determined it was more likely than not that the carrying values of our reporting units exceeded their fair values and no impairments were recognized for the year ended December 31, 2014 (See “Item 8: Financial Statements and Supplementary Data ‒ Note 8”).

Depreciation and Amortization
Depreciation and amortization expense is generally computed using the straight-line method over the estimated useful life of the assets.	Determination of depreciation and amortization expense requires judgment regarding the estimated useful lives. For property, plant and equipment, judgment is required to estimate salvage values. As circumstances warrant, depreciation and amortization estimates are reviewed to determine if any changes in the underlying assumptions are necessary.	The life of our long-lived tangible assets ranges from 2 – 40 years, and the life of our definite-lived intangible assets ranges from 2 – 15 years. If the useful lives of our assets were decreased by 10%, we estimate that annual depreciation and amortization expense would increase by approximately $12.0 million, which would result in a corresponding change in our net income.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Estimates and Assumptions
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

Impairment of Equity Investments
We evaluate our equity method investments in the T2 Joint Ventures for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investment may have experienced a decline in value. When evidence of an other-than-temporary loss in value has occurred, we compare the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred.	Our impairment assessment requires us to apply judgment in estimating future cash flows from the T2 Joint Ventures; the primary estimate is the operating costs expected to be incurred. We determined there were no material events or changes in circumstances that would indicate an other-than-temporary loss in value has occurred.	We determined there were no material events or changes in circumstances that would indicate an other-than-temporary loss in value has occurred. An impairment of our equity investments could have a significant impact on our financial statements.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Estimates and Assumptions
Derivative Instruments
Our derivative financial instruments are recorded at fair value in the consolidated balance sheets. Changes in fair value and settlements are reflected in our earnings in the consolidated statements of operations as gains and losses related to NGLs sales, interest expense and/or derivative loss, net. See “Item 8. “Financial Statements and Supplementary Data – Note 12” for further discussion.	When available, quoted market prices or prices obtained through external sources are used to determine a financial instrument’s fair value. The valuation of Level 2 financial instruments is based on quoted market prices for similar assets and liabilities in active markets and other inputs that are observable. However, for other financial instruments for which quoted market prices are not available, the fair value is based upon inputs that are largely unobservable. These instruments are classified as Level 3 under the fair value hierarchy. The fair value of these instruments are determined based on pricing models developed primarily from historical and expected correlations with quoted market prices. At December 31, 2014, approximately 53% of our net derivative assets are classified as Level 3 with the difference classified as Level 2.	If the assumptions used in the pricing models for our financial instruments are inaccurate or if we had used an alternative valuation methodology, the estimated fair value may have been different, and we may be exposed to unrealized losses or gains that could be material. Of the $125.4 million net derivative assets and the $9.1 million net derivative liabilities at December 31, 2014 and 2013, respectively, we had $66.0 million net derivative assets and $11.8 million net derivative liabilities, respectively, that were classified as Level 3 fair value measurements, which rely on subjective forward developed price curves. Holding all other variables constant, a 10% change in the prices utilized in calculating the Level 3 fair value of derivatives at December 31, 2014 would have resulted in approximately a $6.5 million noncash change to net income for the year ended December 31, 2014.

Income Taxes
Our corporate subsidiary, APL Arkoma, Inc., accounts for income taxes under the asset and liability method. See “Item 8. Financial Statements and Supplementary Data –Note 10” for further discussion.	Deferred income taxes are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of any tax rate change on deferred taxes is recognized in the period that includes the enactment date of the tax rate change. Realization of deferred tax assets is assessed and, if not more likely than not, a valuation allowance is recorded to write down the deferred tax assets to their net realizable value.	As of December 31, 2014, we have recorded deferred tax assets of $17.3 million. A 10% adjustment due to a valuation allowance related to the realization of deferred assets could result in an approximately $1.7 million impact on net earnings.

Recently Adopted Accounting Standard Updates

See “Item 8: Financial Statements and Supplementary Data – Note 2 –Recently Adopted Accounting Standard Updates” for information regarding recently adopted accounting pronouncements.

Recently Issued Accounting Standard Updates

See “Item 8: Financial Statements and Supplementary Data – Note 2 –Recently Issued Accounting Standard Updates” for information regarding recently issued accounting pronouncements.

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

We are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodic use of derivative instruments. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on December 31, 2014. Only the potential impact of hypothetical assumptions is analyzed. The analysis does not consider other possible effects that could impact our business.

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

Interest Rate Risk. At December 31, 2014, we had an $800.0 million senior secured revolving credit facility with $385.0 million in outstanding borrowings. Borrowings under the revolving credit facility bear interest, at our option, at either (1) the higher of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the LIBOR rate plus 1.0%; or (2) the LIBOR rate for the applicable period (each plus the applicable margin). The weighted average interest rate for the revolving credit facility borrowings was 2.7% at December 31, 2014. Based upon the outstanding borrowings on the senior secured revolving credit facility and holding all other variables constant, a 100 basis-point, or 1%, change in interest rates would change our annual interest expense by approximately $3.9 million.

Commodity Price Risk. We are exposed to commodity prices as a result of being paid for certain services in the form of natural gas, NGLs and condensate rather than cash; or purchasing natural gas from certain producers at the wellhead. We sell natural gas, NGLs and condensate from our gathering and processing operations, which causes us to be in a long position on these transactions. We purchase natural gas at the wellhead from certain producers, which causes us to be in a short position on these transactions. We use a number of different derivative instruments in connection with our commodity price risk management activities. We enter into financial swap and option instruments to hedge our forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, NGLs and condensate are sold. Under swap agreements, we receive a fixed price and remit a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right to receive the difference between a fixed price and a floating price based on certain indices for the relevant contract period, if the floating price is lower than the fixed price. See “Item 8. Financial Statements and Supplementary Data –Note 12” for further discussion of our derivative instruments. Average estimated market prices for NGLs, natural gas and condensate, based upon twelve-month forward price curves as of December 16, 2014, were $0.53 per gallon, $3.58 per million BTU and $58.19 per barrel, respectively. A 10% change in these prices would change our forecasted net income for the twelve-month period ended December 31, 2015 by approximately $14.5 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Unitholders

Atlas Pipeline Partners, L.P.

We have audited the accompanying consolidated balance sheets of Atlas Pipeline Partners, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlas Pipeline Partners, L.P. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

February 27, 2015

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$8,103	$4,914
Accounts receivable	240,576	219,297
Current portion of derivative assets	88,007	174
Prepaid expenses and other	17,368	17,393

Total current assets	354,054	241,778
Property, plant and equipment, net	3,249,973	2,724,192
Goodwill	365,763	368,572
Intangible assets, net	596,261	696,271
Equity method investment in joint ventures	177,212	248,301
Long-term portion of derivative assets	37,398	2,270
Other assets, net	44,072	46,461

Total assets	$4,824,733	$4,327,845

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$224	$524
Accounts payable – affiliates	4,438	2,912
Accounts payable	87,076	79,051
Accrued liabilities	49,729	47,449
Accrued interest payable	26,924	26,737
Current portion of derivative liabilities	—	11,244
Accrued producer liabilities	161,208	152,309

Total current liabilities	329,599	320,226
Long-term portion of derivative liabilities	—	320
Long-term debt, less current portion	1,938,886	1,706,786
Deferred income taxes, net	30,914	33,290
Other long-term liabilities	6,867	7,318
Commitments and contingencies
Equity:
Class D convertible preferred limited partners’ interests	538,814	450,749
Class E preferred limited partners’ interests	121,852	—
Common limited partners’ interests	1,731,764	1,703,778
General Partner’s interest	47,775	46,118

Total partners’ capital	2,440,205	2,200,645
Non-controlling interest	78,262	59,260

Total equity	2,518,467	2,259,905

Total liabilities and equity	$4,824,733	$4,327,845

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2014	2013	2012
Revenue:
Natural gas and liquids sales	$2,621,428	$1,959,144	$1,137,261
Transportation, processing and other fees – third parties	200,787	164,874	66,287
Transportation, processing and other fees – affiliates	286	303	435
Derivative gain (loss), net	131,064	(28,764)	31,940
Other income, net	21,555	11,292	10,097

Total revenues	2,975,120	2,106,849	1,246,020

Costs and expenses:
Natural gas and liquids cost of sales	2,291,914	1,690,382	927,946
Operating expenses	113,606	94,527	62,098
General and administrative	68,893	55,856	43,406
Compensation reimbursement – affiliates	5,050	5,000	3,800
Other expenses	6,073	20,005	15,069
Depreciation and amortization	202,543	168,617	90,029
Interest	93,147	89,637	41,760

Total costs and expenses	2,781,226	2,124,024	1,184,108

Equity income (loss) in joint ventures	(14,007)	(4,736)	6,323
Gain (loss) on asset dispositions	47,381	(1,519)	—
Goodwill impairment loss	—	(43,866)	—
Loss on early extinguishment of debt	—	(26,601)	—

Income (loss) before tax	227,268	(93,897)	68,235
Income tax expense (benefit)	(2,376)	(2,260)	176

Net income (loss)	229,644	(91,637)	68,059
Income attributable to non-controlling interests	(13,164)	(6,975)	(6,010)
Preferred unit imputed dividend effect	(45,513)	(29,485)	—
Preferred unit dividends in kind	(42,552)	(23,583)	—
Preferred unit dividends	(8,233)	—	—

Net income (loss) attributable to common limited partners and the General Partner	$120,182	$(151,680)	$62,049

Allocation of net income (loss) attributable to:
Common limited partner interest	$93,684	(165,923)	52,391
General Partner interest	26,498	14,243	9,658

	$120,182	$(151,680)	$62,049

Net income (loss) attributable to common limited partners per unit:
Basic	$0.95	$(2.23)	$0.95

Weighted average common limited partner units (basic)	82,257	74,364	54,326

Diluted	$0.95	$(2.23)	$0.95

Weighted average common limited partner units (diluted)	98,384	74,364	55,138

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Net income (loss)	$229,644	$(91,637)	$68,059
Other comprehensive income:
Adjustment for realized losses on cash flow hedges reclassified to net income (loss)	—	—	4,390

Total other comprehensive income	—	—	4,390

Comprehensive income (loss)	$229,644	$(91,637)	$72,449

Comprehensive income attributable to non-controlling interests	$13,164	$6,975	$6,010
Preferred unit imputed dividend effect	45,513	29,485	—
Preferred unit dividends in kind	42,552	23,583	—
Preferred unit dividends	8,233	—	—
Comprehensive income (loss) attributable to common limited partners and the General Partner	120,182	(151,680)	66,439

Comprehensive income (loss)	$229,644	$(91,637)	$72,449

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except unit data)

	Class D Preferred Limited Partner Units	Class E Preferred Limited Partner Units	Common Limited Partner Units	Class D Preferred Limited Partners	Class E Preferred Limited Partners	Common Limited Partners	General Partner	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance at January 1, 2012	—	—	53,617,183	$—	$—	$1,245,163	$23,856	$(4,390)	$(28,401)	$1,236,228
Issuance of units and General Partner capital contribution	—	—	10,782,462	—	—	321,491	6,865	—	—	328,356
Equity compensation under incentive plans	—	—	180,417	—	—	11,549	—	—	—	11,549
Purchase and retirement of treasury units	—	—	(24,052)	—	—	(695)	—	—	—	(695)
Distributions paid	—	—	—	—	—	(122,223)	(8,878)	—	—	(131,101)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	182	182
Other comprehensive income	—	—	—	—	—	—	—	4,390	—	4,390
Increase in non-controlling interest related to business combination	—	—	—	—	—	—	—	—	89,440	89,440
Net income	—	—	—	—	—	52,391	9,658	—	6,010	68,059

Balance at December 31, 2012	—	—	64,556,010	$—	$—	$1,507,676	$31,501	$—	$67,231	$1,606,408

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY CONTINUED

(in thousands, except unit data)

	Class D Preferred Limited Partner Units	Class E Preferred Limited Partner Units	Common Limited Partner Units	Class D Preferred Limited Partners	Class E Preferred Limited Partners	Common Limited Partners	General Partner	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance at January 1, 2013	—	—	64,556,010	$—	$—	$1,507,676	$31,501	$—	$67,231	$1,606,408
Issuance of units and General Partner capital contribution	13,445,383	—	15,740,679	397,681	—	526,263	19,359	—	—	943,303
Equity compensation under incentive plans	—	—	288,459	—	—	19,143	—	—	—	19,143
Distributions paid in kind units	378,486	—	—	—	—	—	—	—	—	—
Distributions paid	—	—	—	—	—	(183,381)	(18,985)	—	—	(202,366)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	17,021	17,021
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,432)	(1,432)
Decrease in non-controlling interest related to business combination	—	—	—	—	—	—	—	—	(30,535)	(30,535)
Net income (loss)	—	—	—	53,068	—	(165,923)	14,243	—	6,975	(91,637)

Balance at December 31, 2013	13,823,869	—	80,585,148	$450,749	$—	$1,703,778	$46,118	$—	$59,260	$2,259,905
Issuance of units and General Partner capital contributions	—	5,060,000	3,558,005	—	122,258	121,583	2,523	—	—	246,364
Equity compensation under incentive plans	—	—	459,232	—	—	25,005	—	—	—	25,005
Purchase and retirement of treasury units	—	—	(66,321)	—	—	(2,210)	—		—	(2,210)
Distributions paid in kind units	1,195,581	—	—	—	—	—	—	—	—	—
Distributions paid	—	—	—	—	(6,030)	(210,076)	(27,364)	—	—	(243,470)
Distributions payable	—	—	—	—	(2,609)	—	—		—	(2,609)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	11,720	11,720
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(5,882)	(5,882)
Net income	—	—	—	88,065	8,233	93,684	26,498	—	13,164	229,644

Balance at December 31, 2014	15,019,450	5,060,000	84,536,064	$538,814	$121,852	$1,731,764	$47,775	$—	$78,262	$2,518,467

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$229,644	$(91,637)	$68,059
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	202,543	168,617	90,029
Loss on goodwill impairment	—	43,866	—
Equity loss (income) in joint ventures	14,007	4,736	(6,323)
Distributions received from equity method joint ventures	5,264	7,400	7,200
Non-cash compensation expense	25,116	19,344	11,635
Amortization of deferred finance costs	7,082	6,965	4,672
Loss on early extinguishment of debt	—	26,601	—
Loss (gain) on asset dispositions	(47,381)	1,519	—
Income tax expense (benefit)	(2,376)	(2,260)	176
Change in operating assets and liabilities, net of business combinations:
Accounts receivable, prepaid expenses and other	(22,334)	(73,307)	(31,417)
Accounts payable and accrued liabilities	13,963	61,449	37,952
Accounts payable and accounts receivable – affiliates	1,526	(2,588)	2,825
Derivative accounts payable and receivable	(134,525)	40,139	(10,170)

Net cash provided by operating activities	292,529	210,844	174,638

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(647,747)	(450,560)	(373,533)
Cash paid for business combinations, net of cash received	—	(975,887)	(633,610)
Net proceeds from asset disposition	130,966	—	—
Capital contributions to joint ventures	(8,061)	(13,366)	—
Other	503	(3,270)	502

Net cash used in investing activities	$(524,339)	$(1,443,083)	$(1,006,641)

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

(in thousands)

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	$1,271,000	$1,267,000	$1,170,500
Repayments under credit facility	(1,038,000)	(1,408,000)	(1,019,500)
Net proceeds from issuance of long term debt	—	1,028,092	495,374
Repayment of long-term debt	—	(365,822)	—
Payment of premium on retirement of debt	—	(25,581)	—
Payment of deferred financing costs	(3,323)	(929)	(4,542)
Payment for acquisition-based contingent consideration	—	(6,000)	—
Principal payments on capital lease	(525)	(10,750)	(2,523)
Net proceeds from issuance of common and preferred limited partner units	243,841	923,944	321,491
Purchase and retirement of treasury units	(2,210)	—	(695)
General Partner capital contributions	2,523	19,359	6,865
Contributions from non-controlling interest holders	11,720	17,021	182
Distributions to non-controlling interest holders	(5,882)	(1,432)	—
Distributions paid to common limited partners, preferred limited partners and the General Partner	(243,470)	(202,366)	(131,101)
Other	(675)	(781)	(818)

Net cash provided by financing activities	234,999	1,233,755	835,233

Net change in cash and cash equivalents	3,189	1,516	3,230
Cash and cash equivalents, beginning of period	4,914	3,398	168

Cash and cash equivalents, end of period	$8,103	$4,914	$3,398

See accompanying notes to consolidated financial statements

ATLAS PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Atlas Pipeline Partners, L.P. (the “Partnership”) is a publicly-traded (NYSE: APL) Delaware limited partnership engaged in the gathering, processing and treating of natural gas in the mid-continent and southwestern regions of the United States. The Partnership’s operations are conducted through subsidiary entities whose equity interests are owned by Atlas Pipeline Operating Partnership, L.P. (the “Operating Partnership”), a majority-owned subsidiary of the Partnership. At December 31, 2014, Atlas Pipeline Partners GP, LLC (the “General Partner”) owned a combined 2.0% general partner interest in the consolidated operations of the Partnership, through which it manages and effectively controls both the Partnership and the Operating Partnership. The General Partner is a wholly-owned subsidiary of Atlas Energy, L.P. (“ATLS”), a publicly-traded limited partnership (NYSE: ATLS). The remaining 98.0% ownership interest in the consolidated operations of the Partnership consists of limited partner interests. At December 31, 2014, the Partnership had 84,536,064 common units outstanding, including 1,641,026 common units held by the General Partner and 4,113,227 common units held by ATLS; 15,019,450 Class D convertible preferred units (“Class D Preferred Units”) outstanding (see Note 6); and 5,060,000 8.25% Class E cumulative redeemable perpetual preferred units (“Class E Preferred Units”) outstanding (see Note 6).

Certain amounts have been reclassified in prior period consolidated financial statements to conform to the current year presentation.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under GAAP, have not been recognized in the calculation of net income (loss). These changes, other than net income (loss), are referred to as “other comprehensive income (loss)” and, for the Partnership, only include the effective portion of changes in the fair value of unsettled derivative contracts, which were previously accounted for as cash flow hedges (see Note 11). These contracts were wholly-owned by the Partnership and the related gains and losses were not shared with the non-controlling interests. The Partnership does not have any other types of transactions that would be included within other comprehensive income (loss). During the year ended December 31, 2012, the Partnership reclassified $4.4 million from other comprehensive income to natural gas and liquids sales within the Partnership’s consolidated statements of operations. During the years ended December 31, 2014 and 2013, no amounts were reclassified from other comprehensive income and the Partnership had no amounts outstanding within accumulated other comprehensive income.

Equity Method Investments

The Partnership’s consolidated financial statements include its previous interest in West Texas LPG Pipeline Limited Partnership (“WTLPG”), which was sold in May 2014 (see Note 5), and its interests in T2 LaSalle Gathering Company L.L.C. (“T2 LaSalle”), T2 Eagle Ford Gathering Company L.L.C. (“T2 Eagle Ford”), and T2 EF Cogeneration Holdings L.L.C. (“T2 Co-Gen”) (the “T2 Joint Ventures”), which were acquired as part of the acquisition of 100% of the equity interests of TEAK Midstream, LLC (“TEAK”) (the “TEAK Acquisition”) (see Notes 4 and 5).

The Partnership accounts for its investments in these joint ventures under the equity method of accounting. Under this method, the Partnership records its proportionate share of the joint ventures’ net income (loss) as equity income (loss) on its consolidated statements of operations. Investments in excess of the underlying net assets of equity method investees identifiable to property, plant and equipment or finite lived intangible assets are amortized over the useful life of the related assets and recorded as a reduction to equity investment on the Partnership’s consolidated balance sheet with an offsetting reduction to equity income on the Partnership’s consolidated statements of operations. Excess investment representing equity method goodwill is not subject to amortization and is accounted for as a component of the investment. No goodwill was recorded on the acquisition of WTLPG or the T2 Joint Ventures. Equity method investments are subject to impairment evaluation as necessary when events and circumstances indicate the carrying value of an equity investment may be less than its fair value. The Partnership noted no indicators of impairment for its equity method investments, and thus no impairment charges were recognized for the years ended December 31, 2014, 2013 and 2012.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist principally of temporary investments of cash in short-term money market instruments. Checks outstanding at the end of a period that exceed available cash balances held at the bank are considered to be book overdrafts and are reclassified to accounts payable. At December 31, 2014 and 2013, the Partnership reclassified the balances related to book overdrafts of $23.9 million and $28.8 million, respectively, from cash and cash equivalents to accounts payable on its consolidated balance sheets.

Receivables

In evaluating the realizability of its accounts receivable, the Partnership performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the Partnership’s review of its customers’ credit information. The Partnership extends credit on an unsecured basis to many of its customers. At December 31, 2014 and 2013, there were no material uncollectible accounts receivable.

NGL Linefill

NGL linefill represents amounts receivable for NGLs delivered to counterparties, for which the counterparty will pay at a designated later period at a price determined by the then current market price. The Partnership’s NGL linefill held by some counterparties will be settled at various periods in the future and is defined as a Level 3 asset, which is valued at fair value using the same forward price curve utilized to value the Partnership’s NGL fixed price swaps. The Partnership’s NGL linefill held by other counterparties is adjusted on a monthly basis according to the volumes delivered to the counterparties each period and is valued on a first in first out (“FIFO”) basis. During the year ended December 31, 2014, the contracts related to this linefill on the WestTX and SouthTX systems were revised and the settlement and valuation was converted from a FIFO method to a fair value method. The Partnership’s NGL linefill is included within prepaid expenses and other on its consolidated balance sheets. See Note 12 for more information regarding the Partnership’s NGL linefill.

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

Leased property and equipment meeting capital lease criteria are capitalized based on the minimum payments required under the lease and are included within property, plant and equipment on the Partnership’s consolidated balance sheets (see Note 7). Obligations under capital leases are accounted for as current and noncurrent liabilities and are included within debt on the Partnership’s consolidated balance sheets (see Note 14). Amortization is calculated on a straight-line method based upon the estimated useful lives of the assets.

Impairment of Long-Lived Assets

The Partnership reviews its long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If it is determined an asset’s estimated future undiscounted cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value, if such carrying amount exceeds the fair value. The fair value measurement of a long-lived asset is based on inputs that are not observable in the market and therefore represent Level 3 inputs (see “–Fair Value of Financial Instruments”). No impairment charges were recognized for the years ended December 31, 2014, 2013 and 2012.

Asset Retirement Obligation

The Partnership performs ongoing analysis of asset removal and site restoration costs that the Partnership may be required to perform under law or contract once an asset has been permanently taken out of service. The Partnership has property, plant and equipment at locations owned by the Partnership and at sites leased or under right of way agreements. The Partnership is under no contractual obligation to remove the assets at locations it owns. In evaluating its asset retirement obligation, the Partnership reviews its lease agreements, right of way agreements, easements and permits to determine which agreements, if any, require an asset removal and restoration obligation. Determination of the amounts to be recognized is based upon numerous estimates and assumptions, including expected settlement dates, future retirement costs, future inflation rates and the credit-adjusted-risk-free interest rates. However, the Partnership was not able to reasonably measure the fair value of the asset retirement obligation as of December 31, 2014 or 2013 because the settlement dates were indeterminable. Any cost incurred in the future to remove assets and restore sites will be expensed as incurred.

Goodwill

Goodwill is the cost of an acquisition less the fair value of the net identifiable assets of the acquired business. Impairment testing for goodwill is done at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component. The Partnership evaluates goodwill for impairment annually, on December 31st for all reporting units, except SouthTX, which is evaluated on April 30th. The Partnership also evaluates goodwill for impairment whenever events or changes in circumstances indicate it is more likely than not the fair value of a reporting unit is less than its carrying amount. The Partnership first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform the two-step goodwill impairment test. If a two-step process goodwill impairment test is required, the first step involves comparing the fair value of the reporting unit, to which goodwill has been allocated with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the second step of the process involves comparing the implied fair value to the carrying value of the goodwill for that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, the excess of the carrying value over the implied fair value is recognized as a reduction of goodwill on the Partnership’s consolidated balance sheets and a goodwill impairment loss on the Partnership’s consolidated statements of operations (see Note 8).

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

Derivative Instruments

The Partnership enters into certain financial contracts to manage its exposure to movement in commodity prices and interest rates. The Partnership manages and reports the derivative assets and liabilities on the basis of its net exposure to market risks and credit risks by counterparty, measured at fair value (see “–Fair Value of Financial Instruments”). The Partnership no longer applies hedge accounting for its derivatives; as such, changes in fair value of these derivatives are recognized immediately within derivative gain (loss), net in its consolidated statements of operations. Prior to discontinuance of hedge accounting, the change in the fair value of these commodity derivative instruments was recognized in accumulated other comprehensive loss within equity on the Partnership’s consolidated balance sheets. Amounts in accumulated other comprehensive loss were reclassified to the Partnership’s consolidated statements of operations at the time the originally hedged physical transactions affected earnings. The Partnership has reclassified all earnings out of accumulated other comprehensive loss, within equity on the Partnership’s consolidated balance sheets and had no amounts in accumulated other comprehensive loss as of December 31, 2014 and 2013.

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

The Partnership evaluates tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns and disallows the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. The Partnership’s management does not believe it has any tax positions taken within its consolidated financial statements that would not meet this threshold. The Partnership’s policy is to reflect interest and penalties related to uncertain tax positions, when and if they become applicable. The Partnership has not recognized any potential interest or penalties in its consolidated financial statements as of December 31, 2014 or 2013.

The Partnership files Partnership Returns of Income in the U.S. and various state jurisdictions. With few exceptions, the Partnership is no longer subject to income tax examinations by major tax authorities for years prior to 2011. The Partnership is not currently being examined by any jurisdiction and is not aware of any potential examinations as of December 31, 2014 except for an ongoing examination by the Texas Comptroller of Public Accounts related to the Partnership’s Texas Franchise Tax for franchise report years 2008 through 2011.

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

Unit-Based Compensation

All unit-based payments to employees are recognized in the financial statements based on their fair values on the date of grant and are classified as equity on the Partnership’s consolidated balance sheets. Unit-based awards to non-employees, which have a cash option, are recognized in the financial statements based on their current fair value and are classified as liabilities on the Partnership’s consolidated balance sheets. Compensation expense associated with unit-based payments is recognized within general and administrative expenses on the Partnership’s statements of operations from the date of the grant through the date of vesting, amortized on a straight-line method. Generally, no expense is recorded for awards that do not vest due to forfeiture. See Note 17 for more information regarding the Partnership’s unit-based compensation.

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

Class D Preferred Units participate in distributions with the common limited partner units according to a predetermined formula (see Note 6), thus they are considered participating securities and are included in the computation of earnings per unit pursuant to the two-class method. The participation rights result in a non-contingent transfer of value each time the Partnership declares a distribution. However, the contractual terms of the Class D Preferred Units do not require the holders to share in the losses of the entity, therefore the net income (loss) utilized in the calculation of net income (loss) per unit must be determined based upon the allocation of only net income to the Class D Preferred Units on a pro-rata basis.

Class E Preferred Units do not participate in distributions with the common limited partner units according to a predetermined formula, but rather receive distributions based upon a set percentage rate (see Note 6), thus they are not considered participating securities. However, income available to common limited partners is reduced by the distributions accumulated for the period on the Class E Preferred Units, whether declared or not, since the distributions on Class E Preferred Units are cumulative.

The following is a reconciliation of net income (loss) allocated to the General Partner and common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net income (loss)	$229,644	$(91,637)	$68,059
Income attributable to non-controlling interests	(13,164)	(6,975)	(6,010)
Preferred unit imputed dividend effect	(45,513)	(29,485)	—
Preferred unit dividends in kind	(42,552)	(23,583)	—
Preferred unit dividends	(8,233)	—	—

Net income (loss) attributable to common limited partners and the General Partner	120,182	(151,680)	62,049

General Partner’s cash incentive distributions	24,576	17,646	8,583
General Partner’s ownership interest	1,922	(3,403)	1,075

Net income attributable to the General Partner’s ownership interests	26,498	14,243	9,658

Net income (loss) attributable to common limited partners	93,684	(165,923)	52,391
Net income attributable to participating securities – phantom units(1)	1,630	—	772
Net income attributable to participating securities – Class D Preferred Units(2)	13,932	—	—

Net income attributable to participating securities	15,562	—	772

Net income (loss) utilized in the calculation of net income (loss) attributable to common limited partners per unit	$78,122	$(165,923)	$51,619

(1)	Net income attributable to common limited partners’ ownership interest is allocated to the phantom units on a pro-rata basis (weighted average phantom units outstanding as a percentage of the sum of the weighted average phantom units and common limited partner units outstanding). For the year ended December 31, 2013, net loss attributable to common limited partners’ ownership interest is not allocated to approximately 1,240,000 weighted average phantom units because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity.
(2)	Net income attributable to common limited partners’ ownership interest is allocated to the Class D Preferred Units on a pro-rata basis (weighted average Class D Preferred Units outstanding, plus a contractual yield premium of 1.5%, as a percentage of the sum of the weighted average Class D Preferred Units and common limited partner units outstanding). For the year ended December 31, 2013, net loss attributable to common limited partners’ ownership interest is not allocated to approximately 9,110,000 weighted average Class D Preferred Units because the contractual terms of the Class D Preferred Units as participating securities do not require the holders to share in the losses of the entity.

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

The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Years Ended December 31,
	2014	2013	2012
Weighted average number of common limited partner units – basic	82,257	74,364	54,326
Add effect of dilutive securities – phantom units(1)	1,713	—	812
Add effect of convertible preferred limited partner units(2)	14,414	—	—

Weighted average common limited partner units – diluted	98,384	74,364	55,138

(1)	For the year ended December 31, 2013, approximately 1,240,000 weighted average phantom units were excluded from the computation of diluted net income (loss) attributable to common limited partners per unit, because the inclusion of such phantom units would have been anti-dilutive.
(2)	For the year ended December 31, 2013, approximately 9,110,000 weighted average Class D Preferred Units were excluded from the computation of diluted net income (loss) attributable to common limited partners as the impact of the conversion would have been anti-dilutive.

Environmental Matters

The Partnership is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Partnership has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures, including legislation related to greenhouse gas emissions. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. At this time, the Partnership is unable to assess the timing and/or effect of potential liabilities related to greenhouse gas emissions or other environmental issues. The Partnership maintains insurance, which may cover, in whole or in part, certain environmental expenditures. At December 31, 2014 and 2013, the Partnership had no material environmental matters requiring specific disclosure or requiring the recognition of a liability.

Segment Information

As a result of the sale of the Partnership’s subsidiaries that owned an interest in WTLPG on May 14, 2014 (see Note 5), the Partnership assessed its reportable segments and realigned its reportable segments into two new segments: Oklahoma Gathering and Processing (“Oklahoma”) and Texas Gathering and Processing (“Texas”). These reportable segments reflect the way the Partnership will manage its operations going forward. The Partnership has adjusted its segment presentation from the amounts previously presented to reflect the realignment of the segments.

The Oklahoma segment consists of the SouthOK and WestOK operations, which are comprised of natural gas gathering, processing and treating assets servicing drilling activity in the Anadarko, Ardmore and Arkoma Basins and which were formerly included within the previous Gathering and Processing segment. Oklahoma revenues are primarily derived from the sale of residue gas and NGLs and the gathering, processing and treating of natural gas within the state of Oklahoma.

The Texas segment consists of (1) the SouthTX and WestTX operations, which are comprised of natural gas gathering and processing assets servicing drilling activity in the Permian Basin and the Eagle Ford Shale play in southern Texas; and (2) the natural gas gathering assets located in the Barnett Shale play in Texas. These assets were formerly included within the previous Gathering and Processing segment. Texas revenues are primarily derived from the sale of residue gas and NGLs and the gathering and processing of natural gas within the state of Texas.

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

Revenue Recognition

The Partnership’s revenue primarily consists of the sale of natural gas and NGLs along with the fees earned from its gathering, processing and treating operations. Under certain agreements, the Partnership purchases natural gas from producers and moves it into receipt points on its pipeline systems, and then sells the natural gas, and produced NGLs and condensate, if any, off delivery points on its systems. Under other agreements, the Partnership gathers natural gas across its systems, from receipt to delivery point, without taking title to the natural gas. Revenue associated with the physical sale of natural gas and NGLs is recognized upon physical delivery. Revenue related to fees for providing natural gas gathering, processing and treating services is recognized based on throughput volumes during the period, with throughput volumes generally measured at the wellhead.

The Partnership accrues unbilled revenue and the related purchase costs due to timing differences between the delivery of natural gas, NGLs, and condensate and the receipt of a delivery statement. This revenue is recorded based upon volumetric data from the Partnership’s records and management estimates of the related gathering and compression fees and applicable product prices. The Partnership had unbilled revenues at December 31, 2014 and 2013 of $175.3 million and $134.9 million, respectively, which are included in accounts receivable within its consolidated balance sheets.

Cost of Sales and Accrued Producer Liabilities

The Partnership’s cost of sales primarily consists of sales proceeds required to be remitted to producers and shippers under POP contracts and natural gas purchases made in order to satisfy obligations under Keep-Whole contracts. Accrued producer liabilities on the Partnership’s consolidated balance sheets represent accrued purchase commitments payable to producers related to gas gathered and processed through its system under its POP and Keep-Whole contracts. The following describes how cost of sales are recognized for POP contracts and Keep-Whole contracts:

POP Contracts. These contracts provide for the Partnership to retain a negotiated percentage of the sale proceeds from residue gas and NGLs it gathers and processes, with the remainder being remitted to the producer. In this contract-type, the Partnership and the producer are directly dependent on the volume of the commodity and its value; the Partnership effectively owns a percentage of the commodity and revenues are directly correlated to its market value. The Partnership’s cost of sales are equal to the proceeds required to be remitted to the producers in connection with natural gas and liquids sold during the period.

Keep-Whole Contracts. These contracts require the Partnership, as the processor and gatherer, to gather or purchase raw natural gas at current market rates per MMBTU. The volume and energy content of gas gathered or purchased is based on the measurement at an agreed upon location (generally at the wellhead). The BTU quantity of gas redelivered or sold at the tailgate of the Partnership’s processing facility may be lower than the BTU quantity purchased at the wellhead primarily due to the NGLs extracted from the natural gas when processed through a plant. The Partnership must make up or “keep the producer whole” for this loss in BTU quantity. To offset the make-up obligation, the Partnership retains the NGLs, which are extracted, and sells them for its own account. The Partnership recognizes the purchases of natural gas during the period to keep producers whole as costs of sales under Keep-Whole contracts. During 2014, the Partnership renegotiated most of its Keep-Whole contracts and converted them into POP contracts. As a result, the Partnership does not expect Keep-Whole contracts to have any material impact to its cost of sales going forward.

Fee-based or POP contracts sometimes include fixed recovery terms, which mean products returned to the producer are calculated using an agreed NGL recovery factor, regardless of the volumes of NGLs actually recovered through processing.

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

Recently Issued Accounting Standard Updates

On February 18, 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendment simplifies the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The Partnership does not expect the ASU to impact how it currently consolidates its legal entities.The amendments in this ASU will be effective for periods beginning after December 15, 2015, for public companies. The Partnership plans to apply the amendment to annual and interim periods beginning on January 1, 2016.

In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU apply to the separate financial statements of an acquired entity and its subsidiaries upon the occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs, or in a subsequent reporting period to the acquired entity’s most recent change-in-control event. The amendments in this ASU are effective on November 18, 2014. After the effective date, the Partnership can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. The Partnership will analyze its option to apply pushdown accounting upon a change-in-control event, but does not expect the new standard to have a material impact on its financial position, results of operations and disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Partnership plans on applying the new standard for the annual period ending December 31, 2016. The Partnership does not expect the new standard to have an impact on its disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 will supersede the revenue recognition requirements in Topic 605 “Revenue Recognition,” and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. An entity should apply the amendments in this ASU using one of the following methods: (1) retrospectively to each prior reporting period presented, or (2) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. These requirements will be applied upon the application of ASU 2014-09 on January 1, 2017. The Partnership is currently in the process of evaluating which method to use for application of ASU 2014-09 and is still determining the impacts of ASU 2014-09 on its financial position, results of operations and disclosures, however, the Partnership does not expect the new standard to have a material impact on the results of operations.

NOTE 3 – TARGA RESOURCES PARTNERS LP MERGER

On October 13, 2014, the Partnership, ATLS and the General Partner entered into a definitive merger agreement with Targa Resources Corp. (“TRC”), Targa Resources Partners LP (“TRP”) and certain other parties (the “Merger Agreement”), pursuant to which TRP agreed to acquire the Partnership through a merger of a newly-formed, wholly-owned subsidiary of TRP with and into the Partnership (the “Merger”). Upon completion of the Merger, holders of the Partnership’s common units will have the right to receive (i) 0.5846 TRP common units and (ii) $1.26 in cash for each Partnership common unit. Pursuant to the terms and conditions of the Merger Agreement, the Partnership exercised its right under the certificate of designation of the Class D Preferred Units to convert all outstanding Class D Preferred Units into common units, which occurred on January 22, 2015 (see Note 6 –Class D Preferred Units). Additionally, on January 27, 2015, the Partnership announced its intention to exercise its right under the certificate of designation of the Class E Preferred Units to redeem the Class E Preferred Units. TRP has agreed to deposit the funds for redemption with the paying agent (see Note 6 –Class E Preferred Units).

Concurrently with the Merger Agreement, ATLS announced that it entered into a definitive merger agreement with TRC (the “ATLS Merger Agreement”), pursuant to which TRC agreed to acquire ATLS through a merger of a newly formed wholly-owned subsidiary of TRC with and into ATLS (the “ATLS Merger”). Upon completion of the ATLS Merger, holders of ATLS common units will have the right to receive (i) 0.1809 TRC shares of common stock, par value $0.001 per share, and (ii) $9.12 in cash, without interest, for each ATLS common unit.

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

Following the announcement on October 13, 2014 of the Merger, the Partnership, the General Partner, ATLS, TRC, TRP, Targa Resources GP LLC, Trident MLP Merger Sub LLC and the members of the General Partner’s board of directors were named as defendants in five putative unitholder class action lawsuits challenging the Merger, one of which has subsequently been voluntarily dismissed. In addition, ATLS, Atlas Energy GP LLC (“ATLS GP”), TRC, Trident GP Merger Sub LLC and members of ATLS GP’s board of directors were named as defendants in two putative unitholder class action lawsuits challenging the ATLS Merger, one of which has subsequently been voluntarily dismissed. The lawsuits filed generally allege that the individual defendants breached their fiduciary duties and/or contractual obligations by, among other things, failing to obtain sufficient value for the Partnership’s and ATLS unitholders, respectively, in the Merger and ATLS Merger. The plaintiffs seek, among other things, injunctive relief, unspecified compensatory and rescissory damages, attorney’s fees, other expenses and costs.

ATLS has also been named as a defendant in a putative class action and derivative lawsuit brought on January 28, 2015 and amended on February 23, 2015, by a shareholder of TRC against TRC and its directors. The lawsuit generally alleges that the individual defendants breached their fiduciary duties by, among other things, approving the ATLS Merger and failing to disclose purportedly material information concerning the ATLS Merger. The lawsuit seeks, among other things, injunctive relief, compensatory and rescissory damages, attorney’s fees, interest and costs.

All of the above referenced lawsuits, except for the January 2015 lawsuit and the two lawsuits that have been voluntarily dismissed, were settled, subject to court approval, pursuant to memoranda of understanding executed in February 2015, which are conditioned upon, among other things, the execution of an appropriate stipulations of settlement. The stipulations of settlement will be subject to customary conditions, including, among other things, judicial approval of the proposed settlements contemplated by the memoranda of understanding. There can be no assurance that the parties will ultimately enter into stipulations of settlement, that the court will approve the settlements, that the settlements will not be terminated according to their terms or that some unitholders will not opt-out of the settlements.

At this time, the Partnership cannot reasonably estimate the range of possible loss as a result of the lawsuits. See “Item 3: Legal Proceedings” for more information regarding these lawsuits.

The Partnership incurred $6.1 million of expenses related to the Merger for the year ended December 31, 2014, which is included in other expenses on its consolidated statements of operations.

The closing of the Merger is subject to approval by holders of a majority of the Partnership’s common units and other closing conditions, including the closing of the ATLS Merger and the Spin-Off. On February 20, 2015, the Partnership held a special meeting, where holders of a majority of its common units approved the Merger. In addition, at special meetings held on the same day: (i) a majority of the holders of ATLS common units approved the ATLS Merger and (ii) a majority of the holders of TRC common stock approved the issuance of TRC shares in connection with the Merger. Completion of each of the ATLS Merger and the Spin-Off are also conditioned on the parties standing ready to complete the Merger. The Merger is expected to close on February 27, 2015.

On February 27, 2015, the Partnership agreed to transfer 100% of the Partnership’s interest in gas gathering assets located in the Appalachian Basin of Tennessee to the Partnership’s affiliate, Atlas Resource Partners, L.P. (NYSE: ARP) (“ARP”), for $1.0 million plus working capital adjustments, concurrent with the closing of the Merger on February 27, 2015.

NOTE 4 – ACQUISITIONS

TEAK Midstream, LLC

On May 7, 2013, the Partnership completed the TEAK Acquisition, which includes 100% of the equity interests of TEAK, for $974.7 million in cash, including final purchase price adjustments, less cash received. The assets of these companies include gas gathering and processing facilities in Texas, which are referred to as SouthTX. The acquisition included a 75% interest in T2 LaSalle; a 50% interest in T2 Eagle Ford; and a 50% interest in T2 Co-Gen.

The Partnership funded the purchase price for the TEAK Acquisition in part from the private placement of $400.0 million of Class D Preferred Units for net proceeds of $397.7 million, plus the General Partner’s contribution of $8.2 million to maintain its 2.0% general partner interest in the Partnership (see Note 6); and in part from the sale of 11,845,000 common limited partner units in a public offering for net proceeds of approximately $388.4 million, plus the General Partner’s contribution of $8.3 million to maintain its 2.0% general partner interest in the Partnership (see Note 6). The Partnership funded the remaining purchase price from its senior secured revolving credit facility, and issued $400.0 million of 4.75% unsecured senior notes due November 15, 2021 (“4.75% Senior Notes”) on May 10, 2013 for net proceeds of $391.2 million to reduce the level of borrowings under the revolving credit facility as part of the TEAK Acquisition (see Note 14).

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

Cardinal Midstream, LLC

On December 20, 2012, the Partnership completed the acquisition of 100% of the equity interests held by Cardinal Midstream, LLC (“Cardinal”) in three wholly-owned subsidiaries for $598.9 million in cash, including final purchase price adjustments, less cash received (the “Cardinal Acquisition”). The assets of these companies include gas gathering, processing and treating facilities in Arkansas, Louisiana, Oklahoma and Texas. The acquisition includes a 60% interest in Centrahoma. The remaining 40% ownership interest in Centrahoma is held by MarkWest, a wholly-owned subsidiary of MarkWest Energy Partners, L.P. (NYSE: MWE).

The Partnership funded the purchase price for the Cardinal Acquisition in part from the private placement of $175.0 million of its 6.625% senior unsecured notes due October 1, 2020 (“6.625% Senior Notes”) at a premium of 3.0%, for net proceeds of $176.1 million (see Note 14); and from the sale of 10,507,033 common limited partner units in a public offering at a negotiated purchase price of $31.00 per unit, generating net proceeds of approximately $319.3 million, including the General Partner’s contribution of $6.7 million to maintain its 2.0% general partner interest in the Partnership (see Note 6). The Partnership funded the remaining purchase price from its senior secured revolving credit facility (see Note 14).

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

NOTE 5 – EQUITY METHOD INVESTMENTS

West Texas LPG Pipeline Limited Partnership

On May 14, 2014, the Partnership completed the sale of two subsidiaries, which held an aggregate 20% interest in WTLPG, to a subsidiary of Martin Midstream Partners LP (NYSE: MMLP). The Partnership received $131.0 million in proceeds, net of selling costs and final working capital adjustments, which were used to pay down the Partnership’s revolving credit facility (see Note 14). As a result of the sale, the Partnership recorded a $47.8 million gain on asset dispositions, which is included in its consolidated statements of operations for the year ended December 31, 2014.

WTLPG owns a common-carrier pipeline system that transports NGLs from New Mexico and Texas to Mont Belvieu, Texas for fractionation. Prior to the sale of WTLPG, the Partnership accounted for its subsidiaries’ ownership interest in WTLPG under the equity method of accounting, with recognition of income of WTLPG as equity income in joint ventures on its consolidated statements of operations.

T2 Joint Ventures

On May 7, 2013, the Partnership acquired the T2 Joint Ventures as part of the TEAK Acquisition (see Note 4). The T2 Joint Ventures are operated by a subsidiary of Southcross Holdings, L.P. (“Southcross”), the investor owning the remaining interests. The T2 Joint Ventures were formed to provide services for the benefit of the joint interest owners and have capacity lease agreements with the joint interest owners, which cover the costs of operations of the T2 Joint Ventures.

The Partnership evaluated whether the T2 Joint Ventures should be subject to consolidation. The T2 Joint Ventures do meet the qualifications of a VIE, but the Partnership does not meet the qualifications as the primary beneficiary. Even though the Partnership owns a 50% or greater interest in the T2 Joint Ventures, the Partnership does not have controlling financial interests in these entities. Since the Partnership shares equal management rights with Southcross, and Southcross is the operator of the T2 Joint Ventures, the Partnership determined that it is not the primary beneficiary of the VIEs and should not consolidate the T2 Joint Ventures. The Partnership accounts for its investment in the T2 Joint Ventures under the equity method, since the Partnership does not have a controlling financial interest, but does have a significant influence. The Partnership’s maximum exposure to loss as a result of its involvement with the T2 Joint Ventures includes its equity investment, any additional capital contribution commitments and the Partnership’s share of any approved operating expenses incurred by the VIEs.

The following table presents the value of the Partnership’s equity method investments in joint ventures as of December 31, 2014 and 2013 (in thousands):

	December 31,	December 31,
	2014	2013
WTLPG	$—	$85,790
T2 LaSalle	55,911	50,534
T2 Eagle Ford	109,517	97,437
T2 EF Co-Gen	11,784	14,540

Equity method investment in joint ventures	$177,212	$248,301

The following table presents the Partnership’s equity income (loss) in joint ventures for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
WTLPG	$2,611	$4,988	$6,323
T2 LaSalle	(4,271)	(3,127)	—
T2 Eagle Ford	(8,754)	(4,408)	—
T2 EF Co-Gen	(3,593)	(2,189)	—

Equity income (loss) in joint ventures	$(14,007)	$(4,736)	$6,323

NOTE 6 – EQUITY

Common Units

In November 2012, the Partnership entered into an equity distribution program with Citigroup Global Markets, Inc. (“Citigroup”). Pursuant to this program, the Partnership offered and sold through Citigroup, as its sales agent, common units for $150.0 million. Sales were at market prices prevailing at the time of the sale. During the years ended December 31, 2013 and 2012, the Partnership issued 3,895,679 and 275,429 common units, respectively, under the equity distribution program for proceeds of $137.8 million and $8.7 million, respectively, net of $2.8 million and $0.2 million, respectively, in commissions incurred from Citigroup, and other expenses. The Partnership also received capital contributions from the General Partner of $2.9 million and $0.2 million during the years ended December 31, 2013 and 2012, respectively, to maintain its 2.0% general partner interest in the Partnership. The net proceeds from the common unit offering were utilized for general partnership purposes.

In December 2012, the Partnership sold 10,507,033 common units in a public offering at a price of $31.00 per unit, yielding net proceeds of approximately $319.3 million, including $6.7 million contributed by the General Partner to maintain its 2.0% general partner interest. The Partnership utilized the net proceeds from the common unit offering to partially finance the Cardinal Acquisition (see Note 4).

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

On May 12, 2014, the Partnership entered into an Equity Distribution Agreement (the “2014 EDA”) with Citigroup, Wells Fargo Securities, LLC and MLV & Co. LLC, as sales agents. Pursuant to this program, the Partnership may offer and sell from time to time through its sales agents, common units having an aggregate value up to $250.0 million. Sales are at market prices prevailing at the time of the sale. However, the Partnership is currently restricted from selling common units by the Merger Agreement (see Note 3).

During the year ended December 31, 2014, the Partnership issued 3,558,005 common units, under the 2014 EDA for proceeds of $121.6 million, net of $1.2 million in commissions paid to the sales agents. The Partnership also received capital contributions from the General Partner of $2.5 million during the year ended December 31, 2014 to maintain its 2.0% general partner interest in the Partnership. The net proceeds from the common unit offerings and General Partner contributions were utilized for general partnership purposes.

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

Common unit and General Partner distributions declared by the Partnership for quarters ending from December 31, 2011 through September 30, 2014 were as follows:

For Quarter Ended	Date Cash Distribution Paid	Cash Distribution Per Common Limited Partner Unit	Total Cash Distribution to Common Limited Partners (in thousands)	Total Cash Distribution to the General Partner (in thousands)
December 31, 2011	February 14, 2012	$0.55	$29,489	$2,031
March 31, 2012	May 15, 2012	0.56	30,030	2,217
June 30, 2012	August 14, 2012	0.56	30,085	2,221
September 30, 2012	November 14, 2012	0.57	30,641	2,409
December 31, 2012	February 14, 2013	0.58	37,442	3,117
March 31, 2013	May 15, 2013	0.59	45,382	3,980
June 30, 2013	August 14, 2013	0.62	48,165	5,875
September 30, 2013	November 14, 2013	0.62	49,298	6,013
December 31, 2013	February 14, 2014	0.62	49,969	6,095
March 31, 2014	May 15, 2014	0.62	49,998	6,099
June 30, 2014	August 14, 2014	0.63	51,781	7,055
September 30, 2014	November 14, 2014	0.64	54,080	8,115

On January 9, 2015, the Partnership declared a cash distribution of $0.64 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended December 31, 2014. The $62.2 million distribution, including $8.1 million to the General Partner for its general partner interest and incentive distribution rights, was paid on February 13, 2015 to unitholders of record at the close of business on January 21, 2015.

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

On May 7, 2013, the Partnership completed a private placement of $400.0 million of its Class D Preferred Units to third party investors, at a negotiated price per unit of $29.75, resulting in net proceeds of $397.7 million pursuant to the Class D preferred unit purchase agreement dated April 16, 2013 (the “Commitment Date”). The General Partner contributed $8.2 million to maintain its 2.0% general partnership interest upon the issuance of the Class D Preferred Units. The Partnership used the proceeds to fund a portion of the purchase price of the TEAK Acquisition (see Note 4). The Class D Preferred Units were offered and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The Partnership had the right to convert the Class D Preferred Units plus any unpaid distributions, in whole but not in part, beginning one year following their issuance, into common units.

The fair value of the Partnership’s common units on the Commitment Date was $36.52 per unit, resulting in an embedded beneficial conversion discount (“discount”) on the Class D Preferred Units of $91.0 million. The Partnership recognized the fair value of the Class D Preferred Units with the offsetting intrinsic value of the discount within Class D preferred limited partner interests on its consolidated balance sheets as of December 31, 2014 and 2013. The discount is being accreted and recognized as imputed dividends over the term of the Class D Preferred Units as a reduction to net income attributable to the common limited partners and the General Partner on the Partnership’s consolidated statements of operations. The Partnership’s Class D Preferred Units are presented combined with a net $16.0 million and $61.5 million unaccreted discount on the Partnership’s consolidated balance sheets as of December 31, 2014 and 2013, respectively. The Partnership recorded $45.5 million and $29.5 million in the years ended December 31, 2014 and 2013, respectively, within preferred unit imputed dividend effect on the Partnership’s consolidated statements of operations to recognize the accretion of the discount.

The Class D Preferred Units received distributions of additional Class D Preferred Units in each of the quarterly periods following their issuance in May 2013. The amount of the distribution was determined based upon the cash distribution per unit paid each quarter on the Partnership’s common limited partner units plus a preferred yield premium. The Partnership recorded Class D Preferred Unit distributions in kind of $42.6 million and $23.6 million for the years ended December 31, 2014 and 2013, respectively, as preferred unit dividends in kind on the Partnership’s consolidated statements of operations.

Class D Preferred Unit distributions paid in kind by the Partnership for quarters ending from June 30, 2013 through September 30, 2014 were as follows:

For Quarter Ended	Date Preferred Unit Distributions Paid in Kind	Preferred Unit Distributions Paid in Kind(1)
June 30, 2013	August 14, 2013	138,598
September 30, 2013	November 14, 2013	239,888
December 31, 2013	February 14, 2014	274,785
March 31, 2014	May 15, 2014	305,983
June 30, 2014	August 14, 2014	294,439
September 30, 2014	November 14, 2014	320,374

(1)	The partnership considers preferred unit distributions paid in kind to be non-cash financing activity.

On January 22, 2015, the Partnership exercised its right under the certificate of designation of the Class D Preferred Units (“Class D Certificate of Designation”) to convert all outstanding Class D Preferred Units and unpaid distributions into common limited partner units, based upon the Execution Date Unit Price of $29.75 per unit, as defined by the Class D Certificate of Designation. As a result of the conversion, 15,389,575 common limited partner units were issued.

Class E Preferred Units

On March 17, 2014, the Partnership issued 5,060,000 of its Class E Preferred Units to the public at an offering price of $25.00 per Class E Preferred Unit. The Partnership received $122.3 million in net proceeds. The proceeds were used to pay down the Partnership’s revolving credit facility.

The Partnership made cumulative cash distributions on the Class E Preferred Units from the date of original issue. The cash distributions were payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year. The initial distribution on the Class E Preferred Units was paid on July 15, 2014 in an amount equal to $0.67604 per unit, or approximately $3.4 million, representing the distribution for the period March 17, 2014 through July 14, 2014. Thereafter, the Partnership paid cumulative distributions in cash on the Class E Preferred Units on a quarterly basis at a rate of $0.515625 per unit, or 8.25% per year.

Class E Preferred Unit distributions paid by the Partnership for the period from March 14, 2014 through October 14, 2014 were as follows:

Preferred Units Distribution Period	Date Class E Preferred Limited Partner Unit Distribution Paid	Cash Distribution Per Class E Preferred Limited Partner Unit	Total Cash Distribution on Class E Preferred Limited Partner Units (in thousands)
March 17, 2014 - July 14, 2014	July 15, 2014	$0.676040	$3,421
July 15, 2014 - October 14, 2014	October 15, 2014	0.515625	2,609

On January 15, 2015, the Partnership paid a cash distribution of $2.6 million on its outstanding Class E Preferred Units, representing the cash distribution for the period from October 15, 2014 through January 14, 2015. For the year ended December 31, 2014, the Partnership allocated net income of $8.2 million to the Class E Preferred Units for the dividends earned during the period, which was recorded as preferred unit dividends on its consolidated statements of operations.

On January 27, 2015, the Partnership delivered notice of its intention to redeem all outstanding shares of its Class E Preferred Units. The redemption of the Class E Preferred Units will occur immediately prior to the close of the Merger (See Note 3). The Partnership expects the Merger to close on February 27, 2015 and, accordingly, the redemption would also be on February 27, 2015. The Class E Preferred Units will be redeemed at a redemption price of $25.00 per unit, plus an amount equal to all accumulated and unpaid distributions on the Class E Preferred Units as of the redemption date. TRP has agreed to deposit the funds for such redemption with the paying agent.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment, including leased property and equipment meeting capital lease criteria (see Note 14) (in thousands):

	December 31. 2014	December 31, 2013	Estimated Useful Lives in Years
Pipelines, processing and compression facilities	$3,527,004	$2,885,303	2 - 40
Rights of way	208,310	203,136	40
Buildings	10,447	10,291	40
Furniture and equipment	14,725	13,800	3 - 7
Other	15,185	15,805	3 - 10

	3,775,671	3,128,335
Less – accumulated depreciation	(525,698)	(404,143)

	$3,249,973	$2,724,192

The Partnership recorded depreciation expense on property, plant and equipment, including capital lease arrangements (see Note 14), of $122.5 million, $99.7 million and $66.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, on its consolidated statements of operations.

The Partnership capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average interest rate used to capitalize interest on borrowed funds was 5.5%, 5.8% and 6.4% for the years ended December 31, 2014, 2013, and 2012, respectively. The amount of interest capitalized was $12.7 million, $7.5 million and $8.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Partnership owns and leases certain gas treating assets that are used to remove impurities from natural gas before it is delivered into gathering systems and transmission pipelines to ensure it meets pipeline quality specifications. These assets are included within pipelines, processing and compression facilities within property, plant and equipment on the Partnership’s consolidated balance sheet. Revenues from these lease arrangements are recorded within transportation, processing and other fee revenues on the Partnership’s consolidated statement of operations. Future minimum rental income related to these lease arrangements is estimated to be as follows for each of the next five calendar years: 2015 - $3.2 million; 2016 - $1.0 million; 2017 - 2019 - none.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

The Partnership evaluates goodwill for impairment annually, on December 31, for all reporting units, except SouthTX, which is evaluated on April 30. The Partnership completed the first step of the goodwill impairment test for its SouthTX reporting unit as of April 30, 2014 and determined there was no impairment. The Partnership completed a qualitative test for goodwill impairment on its Barnett, SouthOK and WestOK reporting units as of December 31, 2014 and determined there were no indications of impairment. Due to recent declines in commodity prices, the Partnership also performed a qualitative test for goodwill impairment on its SouthTX reporting unit as of December 31, 2014 and determined there was no impairment.

In 2013, the Partnership determined that a portion of goodwill recorded in connection with the Cardinal Acquisition was impaired. A qualitative assessment was performed on the Gas Treating reporting unit. The assessment indicated the potential for goodwill recorded on Gas Treating to be impaired due to lower forecasted cash flows as compared to original forecasts. Using a combination of discounted cash flow models and market multiples for similar businesses, the Partnership measured the amount of goodwill impairment on Gas Treating to be $43.9 million. The Partnership recorded a goodwill impairment loss of $43.9 million on its consolidated statements of operations for the year ended December 31, 2013.

The following table reflects the carrying amounts of goodwill by reporting unit at December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Carrying amount of goodwill by reporting unit:
Barnett system	$951	$951
SouthOK system	170,381	170,381
SouthTX system	186,050	188,859
WestOK system	8,381	8,381

	$365,763	$368,572

The change in goodwill is related to a $2.8 million decrease in goodwill due to an adjustment of the fair value of assets acquired and liabilities assumed from the TEAK Acquisition (See Note 4). The fair values assigned to the assets acquired in the TEAK Acquisition were finalized during the second quarter 2014. The Partnership expects all goodwill recorded to be deductible for tax purposes.

The Partnership has recorded intangible assets with finite lives in connection with certain consummated acquisitions. The following table reflects the components of intangible assets being amortized at December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013	Estimated Useful Lives In Years
Gross carrying amount:
Customer contracts	$3,419	$3,419	2–10
Customer relationships	867,653	887,653	7–15

	871,072	891,072

Accumulated amortization:
Customer contracts	(1,281)	(779)
Customer relationships	(273,530)	(194,022)

	(274,811)	(194,801)

Net carrying amount:
Customer contracts	2,138	2,640
Customer relationships	594,123	693,631

Net carrying amount	$596,261	$696,271

The change in the gross carrying amount of finite-lived intangible assets is related to a $20.0 million adjustment of the fair value of the customer relationships acquired from the TEAK Acquisition (See Note 4). The fair values assigned to the assets acquired in the TEAK Acquisition were finalized during second quarter 2014.

The weighted-average amortization period for customer contracts and customer relationships, as of December 31, 2014, is 10.0 years and 11.5 years, respectively. The Partnership recorded amortization expense on intangible assets of $80.0 million, $68.9 million and $23.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, on its consolidated statements of operations. Amortization expense related to intangible assets is estimated to be as follows for each of the next five calendar years: 2015 through 2016 - $74.0 million per year; 2017 - $68.0 million; 2018 through 2019 - $59.5 million per year.

NOTE 9 – OTHER ASSETS

The following is a summary of other assets (in thousands):

	December 31, 2014	December 31, 2013
Deferred finance costs, net of accumulated amortization of $29,116 and $22,034 at December 31, 2014 and 2013, respectively	$37,334	$41,094
Security deposits	2,238	5,367
Other long-term receivable	4,500	—

	$44,072	$46,461

Deferred finance costs are recorded at cost and amortized over the term of the respective debt agreement (see Note 14). The Partnership incurred $3.3 million, $22.8 million and $14.4 million deferred finance costs during the years ended December 31, 2014, 2013 and 2012, respectively, related to various financing activities (see Note 14).

During the year ended December 31, 2013, the Partnership redeemed all of its outstanding $365.8 million 8.75% unsecured senior notes due June 15, 2018 (“8.75% Senior Notes”) (see Note 14) and recognized $5.3 million expense related to accelerated amortization of deferred financing costs, which is included in loss on early extinguishment of debt on the Partnership’s consolidated statement of operations. There was no accelerated amortization of deferred financing costs during the years ended December 31, 2014 and 2012. Amortization expense of deferred finance costs, excluding accelerated amortization expense, was $7.1 million, $7.0 million and $4.7 million for the years ended December 31, 2014, 2013 and 2012, respectively, which is recorded within interest expense on the Partnership’s consolidated statements of operations.

NOTE 10 – INCOME TAXES

As part of the Cardinal Acquisition (see Note 4), the Partnership acquired APL Arkoma, Inc., a taxable subsidiary. The components of the federal and state income tax expense (benefit) of the Partnership’s taxable subsidiary for the years ended December 31, 2014, 2013 and 2012 are summarized as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Income tax expense (benefit):
Federal	$(2,128)	$(2,024)	$158
State	(248)	(236)	18

Total income tax expense (benefit)	$(2,376)	$(2,260)	$176

The components of net deferred tax liabilities as of December 31, 2014 and 2013 consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Deferred tax assets:
Net operating loss tax carryforwards and alternative minimum tax credits	$17,269	$14,900
Deferred tax liabilities:
Excess of asset carrying value over tax basis	(48,183)	(48,190)

Net deferred tax liabilities	$(30,914)	$(33,290)

As of December 31, 2014, the Partnership had net operating loss carry forwards for federal income tax purposes of approximately $44.7 million, which expire at various dates from 2029 to 2034. Management of the General Partner believes it more likely than not that the deferred tax asset will be fully utilized.

NOTE 11 – DERIVATIVE INSTRUMENTS

The Partnership uses derivative instruments in connection with its commodity price risk management activities. The Partnership uses financial swaps and over-the-counter (“OTC”) purchased put options to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices.

Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, NGLs and condensate are sold. Under its swap agreements, the Partnership receives a fixed price and remits a floating price, which is based on certain indices for the relevant contract period, on an agreed upon quantity. The swap agreement sets a fixed price for the product being hedged and is (i) an asset if the floating price is lower than the fixed price or (ii) a liability if the floating price is higher than the fixed price.

OTC put options are contractual agreements whereby the purchaser pays a premium for the right, if the floating price is lower than the fixed price, to receive the difference between (i) a fixed, or strike, price and (ii) a floating price, which is based on certain indices for the relevant contract period, on an agreed upon quantity. The purchased put option instrument sets a floor price for commodity sales being hedged and is an asset.

The Partnership uses costless collars to reduce the cost of OTC purchased put options. A costless collar is a combination of an OTC purchased put option and an OTC sold call option, in which the premiums net to zero. OTC sold call options are contractual agreements whereby the seller receives a premium and grants the purchaser the right, if the floating price is higher than the strike price, to receive the difference between (i) a strike price and (ii) a floating price, which is based on certain indices for the relevant contract period, for an agreed upon quantity. The OTC sold call option sets a ceiling price for commodity sales being hedged and is a liability. The costless collar sets a range of prices, between the floor price of the OTC purchased put option and the ceiling price of the OTC sold call option, the Partnership will receive for the commodity sales being hedged.

The Partnership does not apply hedge accounting for derivatives and thus changes in the fair value of derivatives are recognized immediately within derivative gain (loss), net in its consolidated statements of operations. In previous years, the Partnership applied hedge accounting for derivatives and the effective portion of the gain (loss), due to the change in the fair value of the derivative instruments, was recognized in accumulated other comprehensive loss within equity on the Partnership’s consolidated balance sheets. The effective portion of the gain (loss) was reclassified to the Partnership’s consolidated statements of operations at the time the originally hedged physical transactions affected earnings, which occurred through the year ending December 31, 2012. The Partnership has reclassified all earnings out of accumulated other comprehensive income (loss), within equity on the Partnership’s consolidated balance sheet and there was no balance outstanding as of the years ended December 31, 2014 and 2013.

The Partnership enters into derivative contracts with various financial institutions, utilizing master contracts based upon the standards set by the International Swaps and Derivatives Association, Inc. These contracts allow for rights of setoff at the time of settlement of the derivatives. Due to the right of setoff, derivatives are recorded on the Partnership’s consolidated balance sheets as assets or liabilities at fair value on the basis of the net exposure to each counterparty. Potential credit risk adjustments are also analyzed based upon the net exposure to each counterparty. Premiums paid for purchased options, or received for sold call options, are recorded on the Partnership’s consolidated balance sheets as the initial value of the options. Changes in the fair value of the options are recognized within derivative gain (loss), net as unrealized gain (loss) on the Partnership’s consolidated statements of operations. Premiums are reclassified to realized gain (loss) within derivative gain (loss), net at the time the option expires or is exercised. The Partnership reflected net derivative assets on its consolidated balance sheet of $125.4 million at December 31, 2014, and net derivative liabilities of $9.1 million at December 31, 2013.

The following tables summarize the Partnership’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets and liabilities on the Partnership’s consolidated balance sheets for the periods indicated (in thousands):

Offsetting of Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets
As of December 31, 2014:
Current portion of derivative assets	$88,007	$—	$88,007
Long-term portion of derivative assets	37,398	—	37,398

Total derivative assets, net	$125,405	$—	$125,405

As of December 31, 2013:
Current portion of derivative assets	$1,310	$(1,136)	$174
Long-term portion of derivative assets	5,082	(2,812)	2,270
Current portion of derivative liabilities	1,612	(1,612)	—
Long-term portion of derivative liabilities	949	(949)	—

Total derivative assets, net	$8,953	$(6,509)	$2,444

Offsetting of Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets
As of December 31, 2014:
Current portion of derivative assets	$—	$—	$—
Long-term portion of derivative assets	—	—	—

Total derivative liabilities, net	$—	$—	$—

As of December 31, 2013:
Current portion of derivative assets	$(1,136)	$1,136	$—
Long-term portion of derivative assets	(2,812)	2,812	—
Current portion of derivative liabilities	(12,856)	1,612	(11,244)
Long-term portion of derivative liabilities	(1,269)	949	(320)

Total derivative liabilities, net	$(18,073)	$6,509	$(11,564)

The following table summarizes the Partnership’s commodity derivatives as of December 31, 2014, (fair value and volumes in thousands):

Production Period	Commodity	Volumes(1)	Average Fixed Price ($/Volume)	Fair Value(2) Asset/ (Liability)
Sold fixed price swaps
2015	Natural gas	27,010	4.18	$30,945
2016	Natural gas	13,800	4.15	9,381
2017	Natural gas	6,600	4.11	2,137
2015	NGLs	71,442	1.22	43,094
2016	NGLs	34,650	1.03	16,822
2017	NGLs	10,080	1.04	4,777
2015	Crude oil	210	90.26	7,274
2016	Crude oil	30	90.00	848

Total fixed price swaps				115,278

Purchased put options
2015	NGLs	3,150	0.94	1,353
2015	Crude oil	270	89.18	8,774
Sold call options
2015	NGLs	1,260	1.28	—

Total options				10,127

Total derivatives				$125,405

(1)	NGL volumes are stated in gallons. Crude oil volumes are stated in barrels. Natural gas volumes are stated in MMBTUs.
(2)	See Note 2 for discussion on fair value methodology.

The following tables summarize the gross effect of all derivative instruments on the Partnership’s consolidated statements of operations for the periods indicated (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Derivatives previously designated as cash flow hedges
Loss reclassified from accumulated other comprehensive loss into natural gas and liquid sales	$—	$—	$(4,390)

Derivatives not designated as hedges
Gain (loss) recognized in derivative gain (loss), net:
Commodity contract—realized(1)	$(9,960)	$(324)	$10,993
Commodity contract—unrealized(2)	141,024	(28,440)	20,947

Derivative gain (loss), net	$131,064	$(28,764)	$31,940

(1)	Realized gain (loss) represents the gain or loss incurred when the derivative contract expires and/or is cash settled.
(2)	Unrealized gain (loss) represents the mark-to-market gain (loss) recognized on open derivative contracts, which have not yet settled.

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership uses a valuation framework based upon inputs that market participants use in pricing an asset or liability, which are classified into two categories: observable inputs and unobservable inputs. Observable inputs represent market data obtained from independent sources; whereas, unobservable inputs reflect the Partnership’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. These two types of inputs are further prioritized into Levels 1, 2 and 3 (see Note 2 –“Fair Value of Financial Instruments”).

Derivative Instruments

At December 31, 2014, the valuations for all the Partnership’s derivative contracts are defined as Level 2 assets and liabilities within the same class of nature and risk, with the exception of the Partnership’s NGL fixed price swaps and NGL options, which are defined as Level 3 assets and liabilities within the same class of nature and risk.

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

Valuations for the Partnership’s NGL options are based on forward price curves developed by financial institutions, and therefore are defined as Level 3 assets and liabilities. The NGL options are over-the-counter instruments not actively traded in an open market, thus the Partnership utilizes the valuations provided by the financial institutions that provide the NGL options for trade. The Partnership tests these valuations for reasonableness through the use of an internal valuation model.

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

The following table represents the Partnership’s derivative assets and liabilities recorded at fair value as of December 31, 2014 and 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2014
Assets
Commodity swaps	$—	$50,585	$64,693	$115,278
Commodity options	—	8,774	1,353	10,127

Total assets	—	59,359	66,046	125,405

Liabilities
Commodity swaps	—	—	—	—
Commodity options	—	—	—	—

Total liabilities	—	—	—	—

Total derivatives	$—	$59,359	$66,046	$125,405

December 31, 2013
Assets
Commodity swaps	$—	$2,994	$1,412	$4,406
Commodity options	—	4,337	210	4,547

Total assets	—	7,331	1,622	8,953

Liabilities
Commodity swaps	—	(4,695)	(13,378)	(18,073)

Total liabilities	—	(4,695)	(13,378)	(18,073)

Total derivatives	$—	$2,636	$(11,756)	$(9,120)

The Partnership’s Level 3 fair value amount relates to its derivative contracts on NGL fixed price swaps and NGL options. The following table provides a summary of changes in fair value of the Partnership’s Level 3 derivative instruments for the years ended December 31, 2014 and 2013 (in thousands):

	NGL Fixed Price Swaps		NGL Put Options		NGL Call Options		Total
	Gallons	Amount	Gallons	Amount	Gallons	Amount	Amount
Balance – January 1, 2013	87,066	$16,814	38,556	$6,269	—	$—	$23,083
New contracts(1)	104,328	—	7,560	816	—	—	816
Cash settlements from unrealized (gain) loss(2)(3)	(61,236)	(11,496)	(39,816)	8,545	—	—	(2,951)
Net change in unrealized loss(2)	—	(17,284)	—	(2,367)	—	—	(19,651)
Deferred option premium recognition(3)	—	—	—	(13,053)	—	—	(13,053)

Balance – December 31, 2013	130,158	$(11,966)	6,300	$210	—	$—	$(11,756)
New contracts(1)	70,560	—	5,040	200	5,040	(200)	—
Cash settlements from unrealized (gain) loss(2)(3)	(84,546)	3,406	(8,190)	100	(3,780)	(121)	3,385
Net change in unrealized gain (loss)(2)	—	73,253	—	1,448	—	200	74,901
Deferred option premium recognition(3)	—	—	—	(605)	—	121	(484)

Balance – December 31, 2014	116,172	$64,693	3,150	$1,353	1,260	$—	$66,046

(1)	Swaps are entered into with no value on the date of trade. Options include premiums paid, which are included in the value of the derivatives on the date of trade.
(2)	Included within derivative gain (loss), net on the Partnership’s consolidated statements of operations.
(3)	Includes option premium cost reclassified from unrealized gain (loss) to realized gain (loss) at time of option expiration.

The following table provides a summary of the unobservable inputs used in the fair value measurement of the Partnership’s NGL fixed price swaps at December 31, 2014 and 2013 (in thousands):

	Gallons	Third Party Quotes(1)	Adjustments(2)	Total Amount
As of December 31, 2014
Propane swaps	101,556	$50,201	$—	$50,201
Natural gasoline swaps	14,616	14,859	(367)	14,492

Total NGL swaps – December 31, 2014	116,172	$65,060	$(367)	$64,693

As of December 31, 2013
Propane swaps	100,296	$(10,260)	$—	$(10,260)
Isobutane swaps	6,300	(2,342)	955	(1,387)
Normal butane swaps	7,560	40	322	362
Natural gasoline swaps	16,002	132	(813)	(681)

Total NGL swaps – December 31, 2013	130,158	$(12,430)	$464	$(11,966)

(1)	Based upon the difference between the quoted market price provided by the third party and the fixed price of the swap.
(2)	Product and location basis differentials calculated through the use of a regression model, which compares the difference between the settlement prices for the products and locations quoted by the third party and the settlement prices for the actual products and locations underlying the derivatives, using a three year historical period.

The following table provides a summary of the regression coefficient utilized in the calculation of the unobservable inputs for the Level 3 fair value measurements for the NGL fixed price swaps for the periods indicated (in thousands):

	Level 3 NGL Swap Fair	Adjustment based upon Regression Coefficient
	Value Adjustments	Lower 95%	Upper 95%	Average
As of December 31, 2014:
Natural gasoline	$(367)	0.9714	0.9748	0.9731

Total Level 3 adjustments – December 31, 2014	$(367)

As of December 31, 2013:
Isobutane	$955	1.1184	1.1284	1.1234
Normal butane	322	1.0341	1.0386	1.0364
Natural gasoline	(813)	0.9727	0.9751	0.9739

Total Level 3 adjustments – December 31, 2013	$464

NGL Linefill

The Partnership had $14.6 million and $14.5 million of NGL linefill at December 31, 2014 and 2013, respectively, which was included within prepaid expenses and other on its consolidated balance sheets. The NGL linefill represents amounts receivable for NGLs delivered to counterparties, for which the counterparty will pay at a designated later period at a price determined by the then market price. The Partnership’s NGL linefill held by some counterparties will be settled at various periods in the future and is defined as a Level 3 asset, which is valued at fair value using the same forward price curve utilized to value the Partnership’s NGL fixed price swaps. The product/location adjustment based upon the multiple regression analysis, which was included in the value of the linefill, was an increase of $0.1 million and a decrease of $0.4 million as of December 31, 2014 and 2013, respectively. The Partnership’s NGL linefill held by other counterparties is adjusted on a monthly basis according to the volumes delivered to the counterparties each period and is valued on a FIFO basis. During the year ended December 31, 2014, the contracts related to this linefill on the WestTX system were revised and the settlement and valuation was converted from a FIFO method to a fair value method.

The following table provides a summary of changes in fair value of the Partnership’s NGL linefill for the years ended December 31, 2014 and 2013 (in thousands):

	Linefill Valued at Market		Linefill Valued on FIFO		Total NGL Linefill
	Gallons	Amount	Gallons	Amount	Gallons	Amount
Balance – January 1, 2013	9,148	$7,783	—	$—	9,148	$7,783
Deliveries into NGL linefill	—	—	80,758	60,565	80,758	60,565
NGL linefill sales	(3,360)	(2,795)	(71,433)	(52,155)	(74,793)	(54,950)
Net change in NGL linefill valuation(1)	—	(249)	—	—	—	(249)
Acquired NGL linefill(2)	—	—	2,213	1,368	2,213	1,368

Balance – December 31, 2013	5,788	$4,739	11,538	$9,778	17,326	$14,517
Deliveries into NGL linefill	4,385	2,919	59,273	38,451	63,658	41,370
NGL linefill sales	(4,629)	(3,917)	(49,335)	(31,470)	(53,964)	(35,387)
Adjustments for linefill contract revision	11,982	9,846	(11,982)	(9,846)	—	—
Net change in NGL linefill valuation(1)	—	(5,888)	—	—	—	(5,888)

Balance – December 31, 2014	17,526	$7,699	9,494	$6,913	27,020	$14,612

(1)	Included within natural gas and liquid sales on the Partnership’s consolidated statements of operations.
(2)	NGL linefill acquired as part of the TEAK and Cardinal Acquisitions (see Note 4).

Contingent Consideration

In February 2012, the Partnership acquired a gas gathering system and related assets for an initial net purchase price of $19.0 million. The Partnership agreed to pay up to an additional $12.0 million in contingent payments, payable in two equal amounts, if certain volumes are achieved on the acquired gathering system within a specified time period. Sufficient volumes were achieved in December 2012 and the Partnership paid the first contingent payment of $6.0 million in January 2013. As of December 31, 2014, the fair value of the remaining contingent payment resulted in a $6.0 million long term liability, which was recorded within other long term liabilities on the Partnership’s consolidated balance sheets. The range of the undiscounted amount the Partnership could pay related to the remaining contingent payment is between $0.0 and $6.0 million.

Other Financial Instruments

The estimated fair value of the Partnership’s other financial instruments has been determined based upon its assessment of available market information and valuation methodologies. However, these estimates may not necessarily be indicative of the amounts the Partnership could realize upon the sale or refinancing of such financial instruments.

The Partnership’s current assets and liabilities on its consolidated balance sheets, other than the derivatives, NGL linefill and contingent consideration discussed above, are considered to be financial instruments for which the estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1 values. The carrying value of outstanding borrowings under the revolving credit facility, which bear interest at a variable interest rate, approximates their estimated fair value and thus is categorized as a Level 1 value. The estimated fair value of the Partnership’s Senior Notes (see Note 14) is based upon the market approach and calculated using the yield of the Senior Notes as provided by financial institutions and thus is categorized as a Level 3 value. The estimated fair values of the Partnership’s total debt at December 31, 2014 and 2013, which consists principally of borrowings under the revolving credit facility and the Senior Notes, were $1,933.2 million and $1,663.6 million, respectively, compared with the carrying amounts of $1,939.1 million and $1,707.3 million, respectively.

Acquisitions

On May 7, 2013, the Partnership completed the TEAK Acquisition (see Note 4). On December 20, 2012, the Partnership completed the Cardinal Acquisitions (see Note 4). The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. These inputs require significant judgments and estimates at the time of the valuation. The fair values assigned to the assets acquired and liabilities assumed in the TEAK Acquisition were finalized during the second quarter 2014. The fair values assigned to the assets acquired and liabilities assumed in the Cardinal Acquisition were finalized during 2013.

NOTE 13 – ACCRUED LIABILITIES

The following is a summary of accrued liabilities (in thousands):

	December 31, 2014	December 31, 2013
Accrued capital expenditures	$13,233	$17,898
Acquisition-related liabilities	4,779	8,933
Accrued ad valorem and production taxes	4,298	3,551
Distributions payable	2,609	—
Merger-related liabilities	6,056	—
Unconditional purchase obligations	6,521	—
Other	12,233	17,067

	$49,729	$47,449

NOTE 14 – DEBT

Total debt consists of the following (in thousands):

	December 31, 2014	December 31, 2013
Revolving credit facility	$385,000	$152,000
6.625% Senior notes – due 2020	503,881	504,556
5.875% Senior notes – due 2023	650,000	650,000
4.750% Senior notes – due 2021	400,000	400,000
Capital lease obligations	229	754

Total debt	1,939,110	1,707,310
Less current maturities	(224)	(524)

Total long term debt	$1,938,886	$1,706,786

The aggregate amount of the Partnership’s debt maturities is as follows (in thousands):

Years Ended December 31:
2015	$224
2016	5
2017	—
2018	—
2019	385,000
Thereafter	1,550,000

Total principal maturities	1,935,229
Unamortized premium	3,881

Total debt	$1,939,110

Cash payments for interest related to debt, net of capitalized interest, were $85.9 million, $66.3 million and $28.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Revolving Credit Facility

At December 31, 2014, the Partnership had an $800.0 million senior secured revolving credit facility with a syndicate of banks that matures in August 2019. Borrowings under the revolving credit facility bear interest, at the Partnership’s option, at either (1) the higher of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the LIBOR rate plus 1.0%, or (2) the LIBOR rate for the applicable period (each plus the applicable margin). The weighted average interest rate for borrowings on the revolving credit facility, at December 31, 2014, was 2.7%. Up to $50.0 million of the revolving credit facility may be utilized for letters of credit, of which $4.2 million was outstanding at December 31, 2014. These outstanding letters of credit amounts were not reflected as borrowings on the Partnership’s consolidated balance sheets. At December 31, 2014, the Partnership had $410.8 million of remaining committed capacity under its revolving credit facility.

Borrowings under the revolving credit facility are secured by (i) a lien on and security interest in all the Partnership’s property and that of its subsidiaries, except for the assets owned by Atlas Pipeline Mid-Continent WestOk, LLC (“WestOK LLC”) and Atlas Pipeline Mid-Continent WestTex, LLC (“WestTX LLC”), entities in which the Partnership has 95% interests, and Centrahoma, in which the

Partnership has a 60% interest; and their respective subsidiaries; and (ii) by the guaranty of each of the Partnership’s consolidated subsidiaries other than the joint venture companies. The revolving credit facility contains customary covenants, including requirements that the Partnership maintain certain financial thresholds and restrictions on the Partnership’s ability to (1) incur additional indebtedness, (2) make certain acquisitions, loans or investments, (3) make distribution payments to its unitholders if an event of default exists, or (4) enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries, without approval of the lenders. The Partnership is unable to borrow under its revolving credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to its partnership agreement.

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

On August 28, 2014, the Partnership entered into a Second Amended and Restated Credit Agreement (the “Revised Credit Agreement”) which, among other changes:

•	extended the maturity date to August 28, 2019;

•	increased the revolving credit commitment from $600 million to $800 million and the incremental revolving credit amount from $200 million to $250 million;

•	reduced by 0.25% the applicable margin used to determine interest rates for LIBOR Rate Loans, as defined in the Revised Credit Agreement, and for Base Rate Loans, as defined in the Revised Credit Agreement, depending on the Partnership’s Consolidated Funded Debt Ratio, as defined in the Revised Credit Agreement;

•	allows the Partnership to request incremental term loans, provided the sum of any revolving credit commitments and incremental term loans may not exceed $1.05 billion; and

•	changed the per annum interest rate on borrowings to (i) the higher of (a) the prime rate, (b) the federal funds rate plus 0.50% and (c) the LIBOR rate plus 1.0%, or (ii) the LIBOR rate for the applicable period, in each case plus the applicable margin.

As of December 31, 2014, the Partnership was in compliance with all covenants under the credit facility.

Senior Notes

At December 31, 2014, the Partnership had $500.0 million principal outstanding of the 6.625% Senior Notes, $650.0 million principal outstanding of the 5.875% unsecured senior notes due August 1, 2023 (“5.875% Senior Notes”), and $400.0 million of the 4.75% Senior Notes (with the 6.625% Senior Notes and 5.875% Senior Notes, the “Senior Notes”).

On January 15, 2015, TRP announced cash tender offers to redeem any and all of the outstanding $500.0 million aggregate principal amount of the 6.625% Senior Notes; $400.0 million aggregate principal amount of the 4.75% Senior Notes; and $650.0 million aggregate principal amount of the 5.875% Senior Notes. TRP made the cash tender offers in connection with, and conditioned upon, the consummation of the Merger (see Note 3). The Merger, however, is not conditioned on the consummation of the tender offers. On February 2, 2015, TRP announced as of January 29, 2015, it had received tenders pursuant to its previously announced cash tender offers on January 15, 2015 from holders representing:

•	less than a majority of the total outstanding $500.0 million of the 6.625% Senior Notes;

•	approximately 98.3% of the total outstanding $400.0 million of the 4.75% Senior Notes; and

•	approximately 91.0% of the total outstanding $650.0 million of the 5.875% Senior Notes.

Also on February 2, 2015, TRP announced a change of control cash tender offer for any and all of the outstanding $500.0 million of the 6.625% Senior Notes. TRP made the change of control cash tender offer in connection with, and conditioned upon, the consummation of the Merger. The Merger, however, is not conditioned on the consummation of the change in control cash tender offer. The change in control cash tender offer was made independently of TRP’s January 15, 2015 cash tender offers.

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

Indentures governing the Senior Notes contain covenants, including limitations of the Partnership’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all its assets, without consent. The Partnership is in compliance with these covenants as of December 31, 2014.

6.625% Senior Notes

The 6.625% Senior Notes are presented combined with a net $3.9 million unamortized premium as of December 31, 2014. Interest on the 6.625% Senior Notes is payable semi-annually in arrears on April 1 and October 1. The 6.625% Senior Notes are due on October 1, 2020 and redeemable at any time after October 1, 2016, at certain redemption prices, together with accrued and unpaid interest to the date of redemption.

On September 28, 2012, the Partnership issued $325.0 million of the 6.625% Senior Notes in a private placement transaction, at par. The Partnership received net proceeds of $318.9 million after underwriting commissions and other transaction costs and utilized the proceeds to reduce the outstanding balance on its revolving credit facility.

On December 20, 2012, the Partnership issued $175.0 million of the 6.625% Senior Notes in a private placement transaction. The 6.625% Senior Notes were issued at a premium of 103.0% of the principal amount for a yield of 6.0%. The Partnership received net proceeds of $176.1 million after underwriting commissions and other transaction costs and utilized the proceeds to partially finance the Cardinal Acquisition (see Note 4). Of the $176.1 million net proceeds, $176.5 million was received during the year ended December 31, 2012, while additional expenses of $0.4 million were incurred during the year ended December 31, 2013.

5.875% Senior Notes

On February 11, 2013, the Partnership issued $650.0 million of the 5.875% Senior Notes in a private placement transaction. The 5.875% Senior Notes were issued at par. The Partnership received net proceeds of $637.3 million after underwriting commissions and other transactions costs and utilized the proceeds to redeem the 8.75% Senior Notes and repay a portion of the outstanding indebtedness under the credit facility. Interest on the 5.875% Senior Notes is payable semi-annually in arrears on February 1 and August 1. The 5.875% Senior Notes are due on August 1, 2023, and redeemable any time after February 1, 2018, at certain redemption prices, together with accrued and unpaid interest to the date of redemption.

4.75% Senior Notes

On May 10, 2013, the Partnership issued $400.0 million of the 4.75% Senior Notes in a private placement transaction. The 4.75% Senior Notes were issued at par. The Partnership received net proceeds of $391.2 million after underwriting commissions and other transactions costs and utilized the proceeds to repay a portion of the outstanding indebtedness under the revolving credit agreement as part of the TEAK Acquisition (see Note 4). Interest on the 4.75% Senior Notes is payable semi-annually in arrears on May 15 and November 15. The 4.75% Senior Notes are due on November 15, 2021 and are redeemable any time after March 15, 2016, at certain redemption prices, together with accrued and unpaid interest to the date of redemption.

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Partnership has noncancelable operating leases for equipment and office space that expire at various dates. Certain operating leases provide the Partnership with the option to renew for additional periods. Where operating leases contain escalation clauses, rent abatements, and/or concessions, the Partnership applies them in the determination of straight-line rent expense over the lease term. Leasehold improvements are amortized over the shorter of the lease term or asset life, which may include renewal periods where the renewal is reasonably assured, and is included in the determination of straight-line rent expense. Total rental expense for the years ended December 31, 2014, 2013 and 2012 was $15.2 million, $11.3 million and $5.5 million, respectively. The aggregate amount of remaining future minimum annual lease payments as of December 31, 2014 is as follows (in thousands):

Years Ended December 31:
2015	$12,621
2016	8,610
2017	5,126
2018	4,469
2019	644
Thereafter	322

$31,792

The Partnership has certain long-term unconditional purchase obligations and commitments, consisting primarily of transportation contracts. These agreements provide for transportation services to be used in the ordinary course of the Partnership’s operations. Transportation fees paid related to these contracts, including minimum shipment payments, were $28.3 million, $34.8 million and $10.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. The unrecorded future fixed and determinable portion of the obligations as of December 31, 2014 was as follows: 2015 - $20.7 million; 2016 to 2017 - $23.9 million per year; 2018 - $21.8 million; and 2019 - $16.9 million.

The Partnership had committed approximately $179.1 million for the purchase of property, plant and equipment at December 31, 2014.

The Partnership is involved in class action lawsuits arising from events related to the Merger (see Part I. – Item 3. Legal Proceedings”). At this time, the Partnership cannot reasonably estimate the range of possible loss as a result of the lawsuits.

The Partnership is also party to various routine legal proceedings arising out of the ordinary course of its business. Management of the Partnership believes the ultimate resolution of these actions, individually or in the aggregate, will not have a material adverse effect on its financial condition or results of operations.

NOTE 16 – CONCENTRATIONS OF RISK

The Partnership sells natural gas, NGLs and condensate under contract to various purchasers in the normal course of business. For the year ended December 31, 2014, the Partnership had three customers that individually accounted for approximately 26%, 13% and 11%, respectively, of the Partnership’s consolidated total third party revenues, excluding the impact of all financial derivative activity. For the year ended December 31, 2013, the Partnership had three customers that individually accounted for approximately 29%, 17% and 14%, respectively, of the Partnership’s consolidated total third party revenues, excluding the impact of all financial derivative activity. For the year ended December 31, 2012, the Partnership had two customers that individually accounted for approximately 48% and 15%, respectively, of the Partnership’s consolidated total third party revenues, excluding the impact of all financial derivative activity. Additionally, the Partnership had two customers that individually accounted for approximately 15% and 10%, respectively, of the Partnership’s consolidated accounts receivable at December 31, 2014, and three customers that individually accounted for approximately 23%, 20% and 10%, respectively, of the Partnership’s consolidated accounts receivable at December 31, 2013.

The Partnership has certain producers that supply a majority of the natural gas to its gathering systems and processing facilities. A reduction in the volume of natural gas that any one of these producers supply to the Partnership could adversely affect its operating results unless comparable volume could be obtained from other producers in the surrounding region.

The Partnership places its temporary cash investments in high quality short-term money market instruments and deposits with high quality financial institutions. At December 31, 2014, the Partnership and its subsidiaries had $8.5 million in deposits at banks, of which $7.8 million was over the insurance limits of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation. No losses have been experienced on such investments.

NOTE 17 – BENEFIT PLANS

Share-based payments are made to employees and non-employees in the form of phantom units or unit options. A phantom unit entitles a grantee to receive a common limited partner unit upon vesting of the phantom unit. The compensation committee appointed by the General Partner’s managing board (the “Compensation Committee”) determines the vesting period for phantom units.

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

Phantom units and unit options granted to employees, which are not to be cash settled, are recognized within equity in the financial statements based on their fair values on the date of the grant. Phantom units and unit options granted to non-employees that have a cash settlement option are recognized within liabilities in the financial statements based upon their current fair market value.

Long-Term Incentive Plans

The Partnership has a 2004 Long-Term Incentive Plan (“2004 LTIP”) and a 2010 Long-Term Incentive Plan (“2010 LTIP” and collectively with the 2004 LTIP, the “LTIPs”) in which officers, employees, non-employee managing board members of the General Partner, employees of the General Partner’s affiliates and consultants are eligible to participate. The LTIPs are administered by the Compensation Committee. Under the LTIPs, the Compensation Committee may make awards of either phantom units or unit options for an aggregate of 3,435,000 common units. At December 31, 2014, the Partnership had 1,684,289 phantom units outstanding under the Partnership’s LTIPs, with 139,218 phantom units and unit options available for grant. The Partnership generally issues new common units for phantom units and unit options that have vested and have been exercised.

Partnership Phantom Units

Phantom units granted to employees under the LTIPs generally have vesting periods of four years. However, in February 2014, the Partnership granted 227,000 phantom units with a vesting period of three years. Phantom units awarded to non-employee managing board members will vest over a four year period. Awards to non-employee members of the board automatically vest upon a change of control, as defined in the LTIPs. At December 31, 2014, there were 614,415 phantom units outstanding under the LTIPs that will vest within twelve months.

The Partnership is authorized to purchase common units from employees to cover employee tax obligations when phantom units have vested. During the years ended December 31, 2014 and 2012, the Partnership purchased and retired 66,321 and 24,052 common units, respectively, for a cost of $2.2 million and $0.7 million, respectively. The purchased and retired units were recorded as reductions of equity on the Partnership’s consolidated balance sheets. There were no common units purchased and retired during the year ended December 31, 2013.

All phantom units outstanding under the LTIPs at December 31, 2014 include DERs granted to the participants by the Compensation Committee. The amounts paid with respect to LTIP DERs were $4.3 million, $3.1 million and $2.0 million during the years ended December 31, 2014, 2013 and 2012, respectively. These amounts were recorded as reductions of equity on the Partnership’s consolidated balance sheets.

The following table sets forth the Partnership’s LTIPs phantom unit activity for the periods indicated:

	Years Ended December 31,
	2014		2013		2012
	Number of Units	Fair Value(1)	Number of Units	Fair Value(1)	Number of Units	Fair Value(1)
Outstanding, beginning of period	1,446,553	$36.32	1,053,242	$33.21	394,489	$21.63
Granted	738,727	33.03	744,997	38.96	907,637	34.94
Forfeited	(37,075)	37.09	(61,550)	36.11	(67,675)	29.83
Vested and issued(2)(3)	(463,916)	34.71	(290,136)	31.88	(181,209)	17.88

Outstanding, end of period(4)(5)	1,684,289	$35.30	1,446,553	$36.32	1,053,242	$33.21

Non-cash compensation expense recognized (in thousands)		$25,116		$19,344		$11,635

(1)	Fair value based upon weighted average grant date.
(2)	The intrinsic values for phantom unit awards vested and issued during the years ended December 31, 2014, 2013 and 2012 were $15.4 million, $10.7 million and $5.5 million, respectively.
(3)	There were 4,684, 1,677 and 792 vested phantom units, which were settled for $155 thousand, $58 thousand and $26 thousand cash during the years ended December 31, 2014, 2013 and 2012, respectively.
(4)	The aggregate intrinsic value for phantom unit awards outstanding at December 31, 2014 and 2013 was $45.9 million and $50.7 million, respectively.
(5)	There were 25,778 and 22,539 outstanding phantom unit awards at December 31, 2014 and 2013, respectively, which were classified as liabilities due to a cash option available on the related phantom unit awards.

At December 31, 2014, the Partnership had approximately $27.9 million of unrecognized compensation expense related to unvested phantom units outstanding under the LTIPs based upon the fair value of the awards, which is expected to be recognized over a weighted average period of 1.9 years.

Partnership Unit Options

The Partnership had no unit options outstanding at December 31, 2014, and there were no exercises of unit options during the years ended December 31, 2014, 2013 and 2012.

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

The partnership agreement provides that the General Partner will determine the costs and expenses allocable to the Partnership in any reasonable manner determined by the General Partner at its sole discretion. The Partnership reimbursed the General Partner and its affiliates $5.1 million, $5.0 million and $3.8 million during years ended December 31, 2014, 2013 and 2012, respectively, for compensation and benefits related to its employees. There were no reimbursements for direct expenses incurred by the General Partner and its affiliates for the years ended December 31, 2014, 2013 and 2012. The General Partner believes the method utilized in allocating costs to the Partnership is reasonable.

The Partnership compresses and gathers gas for ARP on its gathering systems located in Tennessee. ARP’s general partner is wholly-owned by ATLS, and two members of the General Partner’s managing board are members of ARP’s board of directors. The Partnership entered into an agreement to provide these services, which extends for the life of ARP’s leases, in February 2008. The Partnership charged ARP approximately $0.3 million, $0.3 million and $0.4 million in compression and gathering fees for the years ended December 31, 2014, 2013 and 2012, respectively.

The Partnership agreed to provide design, procurement and construction management services for ARP with respect to a pipeline located in Lycoming County, Pennsylvania (the “Lycoming Pipeline”). The Partnership was reimbursed approximately $1.8 million by ARP for these services during the year ended December 31, 2013.

On February 27, 2015, the Partnership agreed to transfer 100% of the Partnership’s interest in its Tennessee gas gathering assets to ARP, for $1.0 million plus working capital adjustments, concurrent with the closing of the Merger on February 27, 2015.

NOTE 19 – SEGMENT INFORMATION

As a result of the sale of the Partnership’s subsidiaries that owned an interest in WTLPG on May 14, 2014 (see Note 5), the Partnership assessed its reportable segments and realigned its reportable segments into two new segments: Oklahoma and Texas. These reportable segments reflect the way the Partnership will manage its operations going forward. The Partnership has adjusted its segment presentation from the amounts previously presented to reflect the realignment of the segments.

The Oklahoma segment consists of the SouthOK and WestOK operations, which are comprised of natural gas gathering, processing and treating assets servicing drilling activity in the Anadarko, Ardmore and Arkoma Basins and which were formerly included within the previous Gathering and Processing segment. Oklahoma revenues are primarily derived from the sale of residue gas and NGLs and the gathering, processing and treating of natural gas within the state of Oklahoma.

The Texas segment consists of (1) the SouthTX and WestTX operations, which are comprised of natural gas gathering and processing assets servicing drilling activity in the Permian Basin and the Eagle Ford Shale play in southern Texas; and (2) the natural gas gathering assets located in the Barnett Shale play in Texas. These assets were formerly included within the previous Gathering and Processing segment. Texas revenues are primarily derived from the sale of residue gas and NGLs and the gathering and processing of natural gas within the state of Texas.

The previous Transportation and Treating segment, which consisted of (1) the gas treating operations, which own contract gas treating facilities located in various shale plays; and (2) the former subsidiaries’ interest in WTLPG, has been eliminated and the financial information is now included within Corporate and Other. On February 27, 2015, the Partnership agreed to transfer 100% of the Partnership’s interest in natural gas gathering assets located in the Appalachian Basin in Tennessee to the Partnership’s affiliate, ARP (see Note 3). The Tennessee gathering assets were formerly included in the previous Gathering and Processing Segment, but are now included within Corporate and Other.

The following summarizes the Partnership’s reportable segment data for the periods indicated (in thousands):

	Oklahoma	Texas	Corporate and Other	Consolidated
Year Ended December 31, 2014:
Revenue:
Revenues – third party(1)	$1,722,810	$1,115,545	$136,479	$2,974,834
Revenues – affiliates	—	—	286	286

Total revenues	1,722,810	1,115,545	136,765	2,975,120

Costs and Expenses:
Natural gas and liquids cost of sales	1,383,137	908,777	—	2,291,914
Operating expenses	62,758	48,700	2,148	113,606
General and administrative(1)	—	—	73,943	73,943
Other expenses(2)	—	—	6,073	6,073
Depreciation and amortization	102,614	95,203	4,726	202,543
Interest expense(1)	—	—	93,147	93,147

Total costs and expenses	1,548,509	1,052,680	180,037	2,781,226

Equity income (loss) in joint ventures	—	(16,619)	2,612	(14,007)
Gain (loss) on asset disposition	(448)	—	47,829	47,381

Income before tax	173,853	46,246	7,169	227,268
Income tax benefit	(2,376)	—	—	(2,376)

Net income	$176,229	$46,246	$7,169	$229,644

	Oklahoma	Texas	Corporate and Other	Consolidated
Year Ended December 31, 2013:
Revenue:
Revenues – third party(1)	$1,385,342	$743,412	$(22,208)	$2,106,546
Revenues – affiliates	—	—	303	303

Total revenues	1,385,342	743,412	(21,905)	2,106,849

Costs and Expenses:
Natural gas and liquids cost of sales	1,087,245	603,137	—	1,690,382
Operating expenses	58,848	33,716	1,963	94,527
General and administrative(1)	—	—	60,856	60,856
Other expenses(2)	—	—	20,005	20,005
Depreciation and amortization	98,240	65,797	4,580	168,617
Interest expense(1)	—	—	89,637	89,637

Total costs and expenses	1,244,333	702,650	177,041	2,124,024

Equity income (loss) in joint ventures	—	(9,724)	4,988	(4,736)
Loss on asset disposition	(1,519)	—	—	(1,519)
Goodwill impairment loss	—	—	(43,866)	(43,866)
Loss on early extinguishment of debt	—	—	(26,601)	(26,601)

Income (loss) before tax	139,490	31,038	(264,425)	(93,897)
Income tax benefit	(2,260)	—	—	(2,260)

Net income (loss)	$141,750	$31,038	$(264,425)	$(91,637)

	Oklahoma	Texas	Corporate and Other	Consolidated
Year Ended December 31, 2012:
Revenue:
Revenues – third party(1)	$757,909	$459,103	$28,573	$1,245,585
Revenues – affiliates	—	—	435	435

Total revenues	757,909	459,103	29,008	1,246,020

Costs and Expenses:
Natural gas and liquids cost of sales	551,420	376,526	—	927,946
Operating expenses	39,627	21,712	759	62,098
General and administrative(1)	—	—	47,206	47,206
Other expenses(2)	5	(308)	15,372	15,069
Depreciation and amortization	56,154	33,284	591	90,029
Interest expense(1)	—	—	41,760	41,760

Total costs and expenses	647,206	431,214	105,688	1,184,108

Equity income in joint ventures	—	—	6,323	6,323

Income (loss) before tax	110,703	27,889	(70,357)	68,235
Income tax expense	176	—	—	176

Net income (loss)	$110,527	$27,889	$(70,357)	$68,059

(1)	Derivative contracts are carried at the corporate level, and interest and general and administrative expenses have not been allocated to its reportable segments as it would not be feasible to reasonably do so for the periods presented.
(2)	Includes merger related costs in connection with the Merger for the year ended December 31, 2014 (see Note 3), and acquisition costs related to the Cardinal and TEAK Acquisitions for the year ended December 31, 2013 (see –Note 4), and the Cardinal Acquisition for the year ended December 31, 2012 (see –Note 4), which are carried at the corporate level.

	Years Ended December 31,
	2014	2013	2012
Capital Expenditures:
Oklahoma	$347,984	$235,748	$248,009
Texas	298,443	211,056	124,910
Corporate and other	1,320	3,756	614

	$647,747	$450,560	$373,533

	December 31, 2014	December 31, 2013
Balance Sheet
Equity method investment in joint ventures:
Texas	$177,212	$162,511
Corporate and other	—	85,790

	$177,212	$248,301

Goodwill:
Oklahoma	$178,762	$178,762
Texas	187,001	189,810

	$365,763	$368,572

Total assets:
Oklahoma	$2,553,802	$2,265,231
Texas	2,045,305	1,872,165
Corporate and other	225,626	190,449

	$4,824,733	$4,327,845

The following table summarizes the Partnership’s natural gas and liquids sales by product or service for the periods indicated (in thousands):

	Years Ended December 31,
	2014	2013	2012
Natural gas and liquids sales:
Natural gas	$1,138,110	$708,817	$396,867
NGLs	1,347,111	1,132,481	657,271
Condensate	142,094	118,095	85,234
Other	(5,887)	(249)	(2,111)

Total	$2,621,428	$1,959,144	$1,137,261

NOTE 20 – SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Partnership’s Senior Notes and revolving credit facility are guaranteed by its wholly-owned subsidiaries. The guarantees are full, unconditional, joint and several. The Partnership’s consolidated financial statements include the financial statements of WestOK, LLC, WestTex, LLC and Centrahoma, as well as the equity interests in WTLPG held by two of the Partnership’s subsidiaries, prior to their sale on May 14, 2014 (see Note 5), and the equity interests in the T2 Joint Ventures. Under the terms of the Senior Notes and the revolving credit facility, WestOK, LLC, WestTex, LLC, Centrahoma, WTLPG and the T2 Joint Ventures are non-guarantor subsidiaries as they are not wholly-owned by the Partnership. The following supplemental condensed consolidating financial information reflects the Partnership’s stand-alone accounts, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the consolidating adjustments and eliminations and the Partnership’s consolidated accounts as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012. For the purpose of the following financial information, the Partnership’s investments in its subsidiaries and the guarantor subsidiaries’ investments in their subsidiaries are presented in accordance with the equity method of accounting (in thousands):

Balance Sheets December 31, 2014	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$—	$174	$7,929	$—	$8,103
Accounts receivable – affiliates	—	206,617	—	(206,617)	—
Other current assets	121	150,649	196,267	(1,086)	345,951

Total current assets	121	357,440	204,196	(207,703)	354,054
Property, plant and equipment, net	—	915,956	2,334,017	—	3,249,973
Intangible assets, net	—	525,730	70,531	—	596,261
Goodwill	—	320,869	44,894	—	365,763
Equity method investment in joint ventures	—	—	177,212	—	177,212
Long term portion of derivative assets	—	37,398	—	—	37,398
Long term notes receivable	—	—	1,852,928	(1,852,928)	—
Equity investments	4,277,668	903,831	—	(5,181,499)	—
Other assets, net	37,335	6,287	450	—	44,072

Total assets	$4,315,124	$3,067,511	$4,684,228	$(7,242,130)	$4,824,733

Liabilities and Equity
Accounts payable – affiliates	$(169,727)	$—	$380,782	$(206,617)	$4,438
Other current liabilities	27,325	68,562	229,274	—	325,161

Total current liabilities	(142,402)	68,562	610,056	(206,617)	329,599
Long-term debt, less current portion	1,938,881	5	—	—	1,938,886
Deferred income taxes, net	—	30,914	—	—	30,914
Other long-term liabilities	178	689	6,000	—	6,867
Equity	2,518,467	2,967,341	4,068,172	(7,035,513)	2,518,467

Total liabilities and equity	$4,315,124	$3,067,511	$4,684,228	$(7,242,130)	$4,824,733

December 31, 2013	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$—	$168	$4,746	$—	$4,914
Accounts receivable – affiliates	765,236	—	—	(765,236)	—
Other current assets	215	52,910	185,975	(2,236)	236,864

Total current assets	765,451	53,078	190,721	(767,472)	241,778
Property, plant and equipment, net	—	723,302	2,000,890	—	2,724,192
Intangible assets, net	—	603,533	92,738	—	696,271
Goodwill	—	323,678	44,894	—	368,572
Equity method investment in joint ventures	—	—	248,301	—	248,301
Long term portion of derivative assets	—	2,270	—	—	2,270
Long term notes receivable	—	—	1,852,928	(1,852,928)	—
Equity investments	3,186,938	1,487,358	—	(4,674,296)	—
Other assets, net	41,094	1,787	3,580	—	46,461

Total assets	$3,993,483	$3,195,006	$4,434,052	$(7,294,696)	$4,327,845

Liabilities and Equity
Accounts payable – affiliates	$—	$423,078	$345,070	$(765,236)	$2,912
Other current liabilities	26,819	75,031	215,464	—	317,314

Total current liabilities	26,819	498,109	560,534	(765,236)	320,226
Long-term portion of derivative liabilities	—	320	—	—	320
Long-term debt, less current portion	1,706,556	230	—	—	1,706,786
Deferred income taxes, net	—	33,290	—	—	33,290
Other long-term liabilities	203	1,115	6,000	—	7,318
Equity	2,259,905	2,661,942	3,867,518	(6,529,460)	2,259,905

Total liabilities and equity	$3,993,483	$3,195,006	$4,434,052	$(7,294,696)	$4,327,845

Statements of Operations and Comprehensive Income	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Year Ended December 31, 2014
Total revenues	$—	$707,037	$2,276,607	$(8,524)	$2,975,120
Total costs and expenses	(93,716)	(638,352)	(2,057,682)	8,524	(2,781,226)
Equity income (loss)	310,196	191,306	(14,007)	(501,502)	(14,007)
Gain on asset disposition	—	47,829	(448)	—	47,381

Income (loss), before tax	216,480	307,820	204,470	(501,502)	227,268
Income tax benefit	—	(2,376)	—	—	(2,376)

Net income (loss)	216,480	310,196	204,470	(501,502)	229,644
Income attributable to non-controlling interest	—	—	(13,164)	—	(13,164)
Preferred unit imputed dividend effect	(45,513)	—	—	—	(45,513)
Preferred unit dividends in kind	(42,552)	—	—	—	(42,552)
Preferred unit dividends	(8,233)	—	—	—	(8,233)

Net income (loss) attributable to common limited partners and the General Partner	$120,182	$310,196	$191,306	$(501,502)	$120,182

Year Ended December 31, 2013
Total revenues	$—	$504,392	$1,684,625	$(82,168)	$2,106,849
Total costs and expenses	(86,965)	(610,208)	(1,507,806)	80,955	(2,124,024)
Equity income (loss)	14,954	160,371	(4,736)	(175,325)	(4,736)
Loss on asset disposition	—	(1,519)	—	—	(1,519)
Goodwill impairment loss	—	(43,866)	—	—	(43,866)
Loss on early extinguishment of debt	(26,601)	—	—	—	(26,601)

Income (loss), before tax	(98,612)	9,170	172,083	(176,538)	(93,897)
Income tax benefit	—	(2,260)	—	—	(2,260)

Net income (loss)	(98,612)	11,430	172,083	(176,538)	(91,637)
Income attributable to non-controlling interest	—	—	(6,975)	—	(6,975)
Preferred unit imputed dividend effect	(29,485)	—	—	—	(29,485)
Preferred unit dividends in kind	(23,583)	—	—	—	(23,583)

Net income (loss) attributable to common limited partners and the General Partner	$(151,680)	$11,430	$165,108	$(176,538)	$(151,680)

Statements of Operations and Comprehensive Income	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Year Ended December 31, 2012
Total revenues	$—	$240,679	$1,005,341	$—	$1,246,020
Total costs and expenses	(39,462)	(272,284)	(872,362)	—	(1,184,108)
Equity income (loss)	101,511	139,339	—	(234,527)	6,323

Income (loss), before tax	62,049	107,734	132,979	(234,527)	68,235
Income tax expense	—	176	—	—	176

Net income (loss)	62,049	107,558	132,979	(234,527)	68,059
Income attributable to non-controlling interest	—	—	(6,010)	—	(6,010)

Net income (loss) attributable to common limited partners and the General Partner	$62,049	$107,558	$126,969	$(234,527)	$62,049
Other comprehensive income:
Adjustment for realized losses on derivatives reclassified to net income (loss)	4,390	4,390	—	(4,390)	4,390

Comprehensive income (loss) attributable to common limited partners and the General Partner	$66,439	$111,948	$126,969	$(238,917)	$66,439

Statements of Cash Flows	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Year Ended December 31, 2014
Net cash provided by (used in):
Operating activities	$111,086	$269,713	$277,409	$(365,679)	$292,529
Investing activities	(346,610)	(247,910)	(306,057)	376,238	(524,339)
Financing activities	235,524	(21,797)	31,831	(10,559)	234,999

Net change in cash and cash equivalents	—	6	3,183	—	3,189
Cash and cash equivalents, beginning of period	—	168	4,746	—	4,914

Cash and cash equivalents, end of period	$—	$174	$7,929	$—	$8,103

Year Ended December 31, 2013
Net cash provided by (used in):
Operating activities	$(493,139)	$136,862	$281,141	$285,980	$210,844
Investing activities	(757,365)	(806,159)	(577,527)	697,968	(1,443,083)
Financing activities	1,250,504	669,308	297,891	(983,948)	1,233,755

Net change in cash and cash equivalents	—	11	1,505	—	1,516
Cash and cash equivalents, beginning of period	—	157	3,241	—	3,398

Cash and cash equivalents, end of period	$—	$168	$4,746	$—	$4,914

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Year Ended December 31, 2012
Net cash provided by (used in):
Operating activities	$(432,255)	$133,153	$186,494	$287,246	$174,638
Total investing activities	(405,501)	(431,835)	(419,427)	250,122	(1,006,641)
Financing activities	837,756	298,671	236,174	(537,368)	835,233

Net change in cash and cash equivalents	—	(11)	3,241	—	3,230
Cash and cash equivalents, beginning of period	—	168	—	—	168

Cash and cash equivalents, end of period	$—	$157	$3,241	$—	$3,398

NOTE 21 – QUARTERLY FINANCIAL DATA (Unaudited)

	Fourth Quarter(1)	Third Quarter(2)	Second Quarter(3)	First Quarter(4)
	(in thousands, except per unit data)
Year ended December 31, 2014:
Revenue	$799,978	$761,182	$713,956	$700,004
Costs and expenses	(684,124)	(707,084)	(698,543)	(691,475)
Equity loss in joint ventures	(3,543)	(4,711)	(3,875)	(1,878)
Gain (loss) on asset disposition	(448)	(636)	48,465	—

Income before tax	111,863	48,751	60,003	6,651
Income tax benefit	857	623	498	398

Net income	112,720	49,374	60,501	7,049
Income attributable to non-controlling interests	(2,708)	(4,029)	(3,965)	(2,462)
Preferred unit imputed dividend effect	(11,379)	(11,378)	(11,378)	(11,378)
Preferred unit dividends in kind	(11,019)	(11,408)	(10,406)	(9,719)
Preferred unit dividends	(2,609)	(2,609)	(2,609)	(406)

Net income (loss) attributable to common limited partners and the General Partner	85,005	19,950	32,143	(16,916)

Net income (loss) attributable to common limited partners per unit – basic and diluted(5)(6)	$0.76	$0.13	$0.27	$(0.27)

(1)	Net income includes a $112.9 million non-cash derivative gain.
(2)	Net income includes a $26.7 million non-cash derivative gain.
(3)	Net income includes a $0.3 million non-cash derivative gain.
(4)	Net income includes a $1.2 million non-cash derivative gain.
(5)	For the first quarter of the year ended December 31, 2014, approximately 1,543,000 phantom units were excluded from the computation of diluted earnings attributable to common limited partners per unit as the impact of the conversion would have been anti-dilutive.
(6)	For the first quarter of the year ended December 31, 2014, approximately 13,964,000 weighted average Class D Preferred Units were excluded from the computation of diluted earnings attributable to common limited partners per unit as the impact of the conversion would have been anti-dilutive.

	Fourth Quarter(1)	Third Quarter(2)	Second Quarter(3)	First Quarter(4)
	(in thousands, except per unit data)
Year ended December 31, 2013:
Revenue	$580,128	$557,870	$560,939	$407,912
Costs and expenses	(581,918)	(582,369)	(548,866)	(410,871)
Equity income (loss) in joint ventures	(4,422)	(1,882)	(472)	2,040
Loss on asset disposition	—	—	(1,519)	—
Goodwill impairment loss	(43,866)	—	—	—
Loss on early extinguishment of debt	—	—	(19)	(26,582)

Income (loss) before tax	(50,078)	(26,381)	10,063	(27,501)
Income tax benefit	1,406	817	28	9

Net income (loss)	(48,672)	(25,564)	10,091	(27,492)
Income attributable to non-controlling interests	(2,282)	(1,514)	(1,810)	(1,369)
Preferred unit imputed dividend effect	(11,378)	(11,378)	(6,729)	—
Preferred unit dividends in kind	(9,170)	(9,072)	(5,341)	—

Net loss attributable to common limited partners and the General Partner	(71,502)	(47,528)	(3,789)	(28,861)

Net loss attributable to common limited partners per unit – basic and diluted(5)(6)	$(0.94)	$(0.66)	$(0.11)	$(0.48)

(1)	Net income includes a $15.4 million non-cash derivative loss.
(2)	Net income includes a $23.6 million non-cash derivative loss.
(3)	Net income includes a $24.3 million non-cash derivative gain.
(4)	Net income includes a $13.7 million non-cash derivative loss.
(5)	For the fourth, third, second, and first quarters of the year ended December 31, 2013, approximately 1,476,000, 1,455,000, 967,000, and 1,055,000 phantom units, respectively, were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of such phantom units would have been anti-dilutive.
(6)	For the fourth, third, and second quarters of the year ended December 31, 2013, approximately 13,709,000, 13,518,000, and 9,013,000 weighted average Class D Preferred Units, respectively, were excluded from the computation of diluted earnings attributable to common limited partners per unit as the impact of the conversion would have been anti-dilutive.

NOTE 22 – SUBSEQUENT EVENTS

On January 9, 2015, the Partnership declared a cash distribution of $0.64 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended December 31, 2014. The $62.2 million distribution, including $8.1 million to the General Partner for its general partner interest and incentive distribution rights, was paid on February 13, 2015 to unitholders of record at the close of business on January 21, 2015 (see Note 6).

On January 15, 2014, the Partnership paid a cash distribution of $0.515625 per unit, or approximately $2.6 million, on its Class E Preferred Units, representing the cash distribution for the period October 15, 2014 through January 14, 2015 (See Note 6).

On January 15, 2015, TRP announced cash tender offers to redeem any and all of the outstanding $500.0 million aggregate principal amount of the 6.625% Senior Notes; $400.0 million aggregate principal amount of the 4.75% Senior Notes; and $650.0 million aggregate principal amount of the 5.875% Senior Notes (see Note 14). TRP made the cash tender offers in connection with, and conditioned upon, the consummation of the Merger (see Note 3). The Merger, however, is not conditioned on the consummation of the tender offers. On February 2, 2015, TRP announced as of January 29, 2015, it had received tenders pursuant to its previously announced cash tender offers on January 15, 2015 from holders representing:

•	less than a majority of the total outstanding $500.0 million of the 6.625% Senior Notes;

•	approximately 98.3% of the total outstanding $400.0 million of the 4.75% Senior Notes; and

•	approximately 91.0% of the total outstanding $650.0 million of the 5.875% Senior Notes.

Also on February 2, 2015, TRP announced a change of control cash tender offer for any and all of the outstanding $500.0 million of the 6.625% Senior Notes. TRP made the change of control cash tender offer in connection with, and conditioned upon, the consummation of the Merger. The Merger, however, is not conditioned on the consummation of the change in control cash tender offer. The change in control cash tender offer was made independently of TRP’s January 15, 2015 cash tender offers (see Note 14).

On January 22, 2015, the Partnership exercised its right under the Class D Certificate of Designation to convert all outstanding Class D Preferred Units and unpaid distributions into common limited partner units, based upon the Execution Date Unit Price of $29.75 per unit, as defined by the Class D Certificate of Designation. As a result of the conversion, 15,389,575 common limited partner units were issued (see Note 6).

On January 27, 2015, the Partnership delivered notice of its intention to redeem all outstanding shares of its Class E Preferred Units. The redemption of the Class E Preferred Units will occur immediately prior to the close of the Merger (See Note 3). The Partnership expects the Merger to close on February 27, 2015 and, accordingly, the redemption would also be on February 27, 2015. The Class E Preferred Units will be redeemed at a redemption price of $25.00 per unit, plus an amount equal to all accumulated and unpaid distributions on the Class E Preferred Units as of the redemption date. TRP has agreed to deposit the funds for such redemption with the paying agent (see Note 6).

On February 20, 2015, the Partnership held a special meeting, where holders of a majority of its common units approved the Merger. In addition, at special meetings held on the same day: (i) a majority of the holders of ATLS common units approved the ATLS Merger and (ii) a majority of the holders of TRC common stock approved the issuance of TRC shares in connection with the Merger. Completion of each of the ATLS Merger and the Spin-Off are also conditioned on the parties standing ready to complete the Merger. The Merger is expected to close on February 27, 2015 (see Note 3).

On February 27, 2015, the Partnership agreed to transfer 100% of the Partnership’s interest in gas gathering assets located in the Appalachian Basin of Tennessee to the Partnership’s affiliate, ARP, for $1.0 million plus working capital adjustments, concurrent with the closing of the Merger on February 27, 2015.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our General Partner’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of our General Partner’s CEO and CFO and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our General Partner’s CEO and CFO concluded that, as of December 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

The management of our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our General Partner’s CEO and CFO, we conducted an evaluation of the effectiveness of internal control over financial reporting based upon criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 1992 Internal Control – Integrated Framework (“1992 COSO framework”).

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

Based on our evaluation under the 1992 COSO framework, management concluded that internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2014. Grant Thornton LLP, an independent registered public accounting firm and auditors of our consolidated financial statements, has issued its report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014, which is included herein.

There have been no changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Unitholders

Atlas Pipeline Partners, L.P.

We have audited the internal control over financial reporting of Atlas Pipeline Partners, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
February 27, 2015

ITEM 9B.	OTHER INFORMATION

The description of the potential cash awards to our NEOs that appears under “Item 11: Executive Compensation—Compensation Discussion and Analysis—Determination of 2014 Compensation Amounts—Annual Incentives” is incorporated herein by reference.

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

As is commonly the case with publicly traded limited partnerships, we do not directly employ any of the persons responsible for our management or operation. Rather, all the personnel that manage and operate our business are employed by ATLS. Some officers of our General Partner may spend a substantial amount of time managing the business and affairs of ATLS and its affiliates, and may face a conflict regarding the allocation of their time between our business and affairs and their other business interests.

Managing Board Members and Executive Officers of Our General Partner

The following table sets forth information with respect to the executive officers and managing board members of our General Partner:

Name	Age	Position with the General Partner	Year in which service began
Edward E. Cohen	76	Executive Chairman of the Managing Board	1999
Jonathan Z. Cohen	44	Executive Vice Chairman of the Managing Board	1999
Eugene N. Dubay	66	Chief Executive Officer and Managing Board Member	2008
Patrick J. McDonie	54	President and Chief Operating Officer	2012
Robert W. Karlovich, III	37	Chief Financial Officer	2006
Gerald R. Shrader	55	Chief Legal Officer and Secretary	2007
Tony C. Banks	60	Managing Board Member	1999
Curtis D. Clifford	72	Managing Board Member	2004
Gayle P. W. Jackson	68	Managing Board Member	2011
Martin Rudolph	68	Managing Board Member	2005
Michael L. Staines	65	Managing Board Member	1999

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

Tony C. Banks is the founder and has been President and Chief Executive Officer since August 2012 of Star Energy Partners, LLC, a retail provider of electricity, natural gas and energy related products and services to residential and business customers in competitive markets throughout the U.S. Prior to that, from February 2011 to August 2012, Mr. Banks was Vice President of Competitive Market Policies of FirstEnergy Solutions Corp., a subsidiary of FirstEnergy Corporation, a public utility, and from October 2009 to February 2011, he served as its Vice President of Product and Market Development. From March 2007 to October 2009, Mr. Banks served as Vice President of Business Development, Performance & Management for FirstEnergy Corporation and from December 2005 to February 2007, Mr. Banks was its Vice President of Business Development. Mr. Banks first joined FirstEnergy Solutions, Corp., in August 2004 as Director of Marketing and in August 2005 became Vice President of Sales & Marketing. Before joining FirstEnergy, Mr. Banks was a consultant to utilities, energy service companies and energy technology firms. From 2000 through 2002, Mr. Banks was President of RAI Ventures, Inc. and Chairman of the board of Optiron Corporation, an energy technology subsidiary of AEI. In addition, Mr. Banks served as President of our General Partner during 2000 and served as Chief Executive Officer and President of AEI from 1998 through 2000. In Mr. Banks’ role at AEI, he gained experience in natural gas exploration and production. He also served on the board of directors of TRM Corporation, a provider of ATM services, from October 2006 to April 2008. Mr. Banks is a noted expert in competitive retail energy markets, having provided written and oral testimony in several states on regulatory policy and utility tariff filings and, over the past 10 years, has been engaged with electricity generation, pricing and marketing (including involvement with renewable energy standards and compliance with emission requirements for electricity generators). The Board benefits from Mr. Banks’ knowledge of natural gas production and energy markets, including natural gas markets.

Curtis D. Clifford has been the principal of CL4D CO, an energy consulting, marketing and reporting firm since 1998. From January 2001 through June 2010, he worked for UtiliTech, Inc., utility and telecommunications specialists in West Lawn, PA, where he advised and assisted commercial and industrial gas consumers nationwide with procurement activities and utility rate options. In July 2010, he transitioned to a consultant role for UtiliTech and continues in that role for Edge Insights, successor to UtiliTech effective January2014. He is also President and Chairman of the board of Amity Manor, Inc., a non-profit corporation, which he founded in 1988 to develop housing for low-income elderly using tax credit financing. Mr. Clifford is a Life Member of the American Society of Civil Engineers and is a registered professional engineer in Pennsylvania. Mr. Clifford has 48 years’ experience in the natural gas industry, from exploration, production and gathering to procurement, marketing and utility rates. Mr. Clifford’s experience and working knowledge of the gas industry provide valuable strategic insight into opportunities for our services, as well as compliance responsibilities with respect to our operations.

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

Based solely upon our review of reports received by us, or representations from certain reporting persons that no filings were required, we believe that all of the officers and managing board members of our General Partner and persons who beneficially owned more than 10% of our common units complied with all applicable filing requirements during fiscal year 2014, except that Mr. Dubay inadvertently filed one late Form 4 and Dr. Jackson inadvertently filed one late Form 5.

Reimbursement of Expenses of Our General Partner and Its Affiliates

Our General Partner does not receive any management fee or other compensation for its services apart from its general partner and incentive distributions. We reimburse our General Partner and its affiliates for all expenses incurred on our behalf. These expenses include the costs of employee, officer and managing board member compensation and benefits properly allocable to us, and all other expenses necessary or appropriate to the conduct of our business. Our partnership agreement provides that our General Partner will determine the expenses that are allocable to us in any reasonable manner determined by our General Partner, in its sole discretion. Our General Partner allocates the costs of employee and officer compensation and benefits based upon the amount of time spent on our business by those employees and officers. In addition to those expenses directly attributable to our business (such as the compensation and benefits for officers and employees that devote all their time to our business and specific awards under our incentive compensation programs), in 2014 we reimbursed our General Partner and its affiliates $5.1 million for an allocated share of compensation and benefits for officers and employees that do not devote all their time to our business.

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

Compensation Discussion and Analysis

We are required to provide information regarding the compensation program in place as of December 31, 2014, for our General Partner’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and the three other most highly-compensated executive officers. In this report, we refer to our General Partner’s CEO, CFO and the other three most highly-compensated executive officers as our “named executive officers” or “NEOs.” This section should be read in conjunction with the detailed tables and narrative descriptions below.

Until completion of the Merger, our NEOs, as well as the other people who work for us, will be employees of ATLS. Therefore, we do not directly provide cash compensation to our NEOs. ATLS allocates the base cash compensation of our NEOs between activities on behalf of us and activities on behalf of it and its other affiliates based upon an estimate of the time spent by such persons on activities for us and for it and its affiliates. In addition, ATLS adds 50% to the compensation amount allocated to us to cover the costs of health insurance and similar benefits, which represents their estimated incremental costs. Because Messrs. Dubay, Karlovich and McDonie devote all their time to us, all their cash compensation costs are allocated to us. Our compensation committee is responsible for designing our compensation objectives and methodology and determining compensation payable to those officers and employees who devote time to our business. Our compensation committee also administers our benefit plans and programs. The determinations of our compensation committee are provided to the ATLS compensation committee, and the ATLS compensation committee retains the right to accept, reject or modify the determinations with respect to the NEOs that serve both companies. ATLS also administers its own benefit plans, some costs of which are allocated to us. Awards under our incentive plans are coordinated by the ATLS compensation committee with awards made under ATLS’ incentive plans. We incur the costs associated with any awards that our compensation committee makes under our incentive programs (including awards to officers and employees that devote only a portion of their time to us). Our compensation committee is comprised solely of independent directors, consisting of Messrs. Banks, Clifford and Rudolph, with Mr. Banks acting as the chairperson.

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

The Executive Chairman of the managing board of our General Partner, who also serves as the CEO and President of ATLS’ general partner, provides our compensation committee with key elements of our financial and operating performance for the preceding year, as well as the individual performance of our NEOs. The Executive Chairman makes recommendations to our compensation committee regarding the salary and annual incentive compensation for each NEO. The Executive Chairman may also, either annually or at other times during the year, make recommendations with respect to long-term incentive awards. The Executive Chairman, at our compensation committee’s request, may attend compensation committee meetings to provide insight into our company’s performance, as well as the performance of other comparable companies in the same industry. For 2014 compensation determinations, the CEO of our General Partner also provided the compensation committee with his assessment of the performance of our NEOs, and made recommendations regarding cash incentive compensation. Due to pendency of the Merger, no recommendations were provided to our compensation committee with respect to salary adjustments of our NEOs for 2015.

Role of Compensation Consultant

In late 2012, our compensation committee engaged Meridian Compensation Partners, LLC (“Meridian”), an independent compensation consulting firm, to evaluate the competitiveness of our executive and board compensation programs. For executive compensation, the evaluation included an analysis of 2012 base salaries, target bonuses and equity awards of executive officers that devote all their time to us. Meridian was not asked to conduct an analysis with respect to executive officers (including NEOs) that do not devote all their time to our business. For board compensation, the evaluation consisted of an analysis of average annual board compensation consisting of a combination of: (i) annual board retainer and/or meeting fees; (ii) annual equity awards; and (iii) committee chairperson retainer and/or meeting fees. Meridian also advised our compensation committee with respect to compensation practices generally.

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

Our compensation committee accepted Meridian’s proposed peer group. Meridian also made use of a broad-based survey regarding compensation at energy companies generally, as well as pipeline companies. Meridian used the survey principally for the analysis of management level employees in our organization, because the peer group analysis did not generate adequate compensation information other than for our top four executives.

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

Meridian did not express an opinion on actual bonus compensation, indicating that deviations from target bonus compensation are often made based on company and individual performance. Although our compensation committee consulted with Meridian during the year regarding general compensation trends and related matters, the committee did not request that Meridian update the peer group data or provide other material advice in making compensation decisions for 2014.

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

Annual Incentives

Annual incentives are intended to tie a significant portion of each of our NEO’s compensation to our performance, as well as their individual performance. Generally, the higher the level of responsibility of the executive, the greater is the incentive component of that executive’s target compensation. Although the compensation committee may recommend awards of performance-based bonuses, our annual incentive compensation is generally discretionary in nature. Our annual incentive compensation has typically been paid in cash.

Our compensation committee may, based on recommendations of management, annually establish target bonuses for members of our management team, unless otherwise provided in their respective employment agreements. For 2014, the compensation committee established target bonus amounts, as a percentage of base salary, as follows:

Name	2014 Target Bonus
Eugene N. Dubay	100%
Patrick J. McDonie	100%
Robert W. Karlovich, III	100%

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

During 2014, the ATLS compensation committee approved 2014 bonus awards to be paid from a bonus pool equal to a maximum of 18.3% of ATLS’s distributable cash flow. One of two goals for 2014 had to be met before any bonuses would be paid:

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

The maximum award, expressed as a percentage of ATLS’s estimated 2014 distributable cash flow, for each of our NEO participants was as follows: Mr. E. Cohen – 3.40% ($15,600,000) and Mr. J. Cohen – 3.00% ($13,700,000).

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

Perquisites

We provide limited perquisites to our NEOs at the discretion of our compensation committee. In 2014, these benefits were limited to providing a car allowance to Mr. McDonie and reimbursement of club membership dues for Mr. Karlovich.

Determination of 2014 Compensation Amounts

Base Salary

Our compensation committee has not yet acted on any changes in base salaries for our NEOs. At this time, the base salaries for our NEOs have not changed from their base salaries in 2014. The base salaries for our NEOs in 2014 were as follows: Mr. Dubay—$500,000, Mr. McDonie—$390,000 and Mr. Karlovich—$340,000.

Annual Incentives

Our compensation committee awarded the following cash bonuses to our NEOs in recognition of the strategic direction and insight they have provided with respect to our executive management, financing activities and growth opportunities: Mr. Dubay—$1,000,000; Mr. Karlovich—$340,000; Mr. E. Cohen—$1,000,000; Mr. J. Cohen—$1,000,000; and Mr. McDonie—$395,000. The compensation committee also made phantom unit awards to our NEOs as described below.

Long-Term Incentives

In February, 2014, our compensation committee made awards of our phantom units (with DERs) as follows: 50,000 phantom units to each of Messrs. E. Cohen, J. Cohen and Dubay, 20,000 phantom units to Mr. McDonie and 15,000 phantom units to Mr. Karlovich. The units were to vest ratably over three years but, as a result of the Merger, will be cancelled and converted into a right to other consideration as described under “ –After the Merger.” Our compensation committee determined that competition for experienced personnel, particularly from private equity firms, had substantially increased and the awards were necessary to insure the continued services of our NEOs.

In June 2014, for reasons similar to those outlined in the preceding paragraph, our compensation committee made awards of our phantom units (with DERs) as follows: 20,000 phantom units to each of Messrs. E. Cohen, J. Cohen, Dubay, McDonie and Karlovich. The awards were to vest 25% on each anniversary of the grant but, as a result of the Merger, will be cancelled and converted into a right to other consideration as described under “–After the Merger.”

ATLS Performance-Based Bonuses

After the end of its 2014 fiscal year, the ATLS compensation committee considered incentive awards pursuant to the Senior Executive Plan based on the year’s performance. The committee confirmed that ATLS had achieved both of the performance goals established for the Senior Incentive Plan. Although the Compensation Committee recognized the NEOs continued strong performance, it took into account the current challenging state of the industry and the year’s negative return to unitholders and decided to sharply reduce bonus payments from those paid in the prior year and make awards that were, on average, 68% less than the total amount of the 2013 awards, far below the maximum level for any of the NEOs.

At this time, in view of evolving corporate governance standards, the ATLS compensation committee decided to continue to implement a compensation strategy that is weighted toward providing variable compensation (bonus and equity awards) versus fixed salaries. This was consistent with the approach the committee took in 2013. The portion of the cash awards allocated to us was as follows: Mr. E. Cohen – $700,000 and Mr. J. Cohen – $700,000.

Retention Program

Under the Atlas Merger Agreements, we are permitted to establish a cash-based retention program in an aggregate amount no greater than $10 million for employees that continue to work for us and identified by the Executive Committee of ATLS. Awards under the program will vest on the closing date of the Merger, subject to the award recipient’s continued employment through that date. Mr. McDonie was awarded $500,000 under this program.

After the Merger

In connection with the Merger, our and ATLS outstanding equity awards held by our employees generally, including our Named Executive Officers, will be treated as follows:

•	ATLS equity awards will be cancelled and converted into TRC restricted stock or settled for cash and/or ATLS merger consideration.

•	Our equity awards will be cancelled and converted into a right to receive: with respect to persons who become Atlas Energy Group employees, including Messrs. Cohen, the APL merger consideration, and with respect to persons who remain our employees, including Messrs. Dubay, McDonie and Karlovich, (1) the APL Cash Consideration in respect of each common unit underlying the phantom unit award and (2) a TRP phantom unit award with respect to a number of TRP units (rounded to the nearest whole unit) equal to the product of (a) number of our common units underlying the phantom unit award, multiplied by (b) the APL Unit Consideration. Each TRP phantom unit award will settle in TRP units upon vesting.

The following tables set forth the compensation allocation to us for fiscal years 2014, 2013 and 2012 for our General Partner’s CEO, CFO and each of our other most highly compensated executive officers whose allocated aggregate salary and bonus (including amounts of salary and bonus foregone to receive non-cash compensation) exceeded $100,000. As required by SEC guidance, the tables also disclose awards under the ATLS Plans.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation		Total
Eugene N. Dubay,	2014	$500,000	$1,000,000	$4,026,800	$—	$547,754	(3)	$6,074,554
CEO	2013	500,000	—	1,975,500	—	388,638		2,864,138
	2012	500,000	1,500,000	3,498,000	—	440,792		5,938,792
Robert W. Karlovich,	2014	338,846	340,000	2,492,500	—	245,220	(4)	3,416,567
III, CFO	2013	309,077	—	1,280,700	—	174,614		1,764,391
	2012	286,000	585,000	699,600	—	163,996		1,734,596
Edward E. Cohen,	2014	350,000	1,000,000	2,229,600	700,000	371,819	(6)	4,651,419
Executive Chairman	2013	350,000	—	1,975,500	420,000	272,991		3,018,491
of the Managing Board(5)	2012	98,577	1,000,000	3,498,000	302,500	206,097		5,105,174
Jonathan Z. Cohen,	2014	245,000	1,000,000	2,229,600	700,000	370,831	(7)	4,545,431
Executive Vice Chairman	2013	245,000	—	1,975,500	420,000	272,000		2,912,500
of the Managing Board (5)	2012	82,000	1,000,000	3,498,000	351,000	198,930		5,129,930
Patrick J. McDonie,	2014	394,231	395,000	2,647,500	—	355,898	(8)	3,792,629
President and COO	2013	374,039	—	2,166,300	—	252,250		2,792,589
	2012	156,154	600,000	2,997,000	—	93,617		3,846,771

(1)	The amounts reflect the grant date fair value of the phantom units under our Plans and the ATLS Plans. The grant date fair value was determined based on the market value on the grant date of our units and ATLS’ units. See “Item 8. Financial Statements and Supplementary Data –Note 12” for further discussion regarding assumptions made in valuation of fair value.
(2)	The amounts in this column reflect payments under the ATLS Senior Executive Plan, which were allocated to us.
(3)	Comprised of payments on DERs of $176,356 with respect to the phantom units awarded under the ATLS Plans, DERs of $370,525 with respect to the phantom units awarded under our Plans and imputed income on long-term disability benefits.
(4)	Comprised of payments on DERs of $66,594 with respect to the phantom units awarded under the ATLS Plans, DERs of $172,700 with respect to the phantom units awarded under our Plans, country club membership dues and imputed income on long-term disability benefits.
(5)	Cash amounts for Messrs. E. Cohen and J. Cohen reflect only the portion of compensation allocated to us. Stock awards only include grants under our Plans.
(6)	Comprised of payments on DERs of $370,525 with respect to the phantom units awarded under our Plans, our allocated portion of tax, title and insurance premiums for Mr. E. Cohen’s automobile and our allocated portion of imputed income on long-term disability benefits.
(7)	Comprised of payments on DERs of $370,525 with respect to the phantom units awarded under our Plans and our allocated portion of imputed income on long-term disability benefits.
(8)	Comprised of payments on DERs of $107,500 with respect to the phantom units awarded under the ATLS Plans, DERs of $238,525 with respect to the phantom units awarded under our Plans, car allowance of $9,000 and imputed income on long-term disability benefits.

GRANTS OF PLAN-BASED AWARDS

	Estimated Possible Payments Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards:
Name	Threshold ($)	Target ($)	Maximum ($)	Grant Date	Number of Shares of Stock or Units	Grant Date Fair Value of Unit Awards(2)
Eugene N. Dubay	N/A	N/A	N/A	2/18/2014	50,000 (3)	$1,550,000
				6/26/2014	40,000 (4)	1,797,200
				6/28/2014	20,000 (5)	679,600
Robert W. Karlovich, III	N/A	N/A	N/A	2/18/2014	15,000 (6)	465,000
				6/26/2014	30,000 (7)	1,347,900
				6/28/2014	20,000 (5)	679,600
Edward E. Cohen	N/A	N/A	15,600,000	2/18/2014	50,000 (3)	1,550,000
				2/18/2014	109,589 (8)	4,799,998
				6/26/2014	240,000 (9)	10,783,200
				6/28/2014	20,000 (5)	679,600
Jonathan Z. Cohen	N/A	N/A	13,700,000	2/18/2014	50,000 (3)	1,550,000
				2/18/2014	98,174 (10)	4,300,021
				6/26/2014	240,000 (9)	10,783,200
				6/28/2014	20,000 (5)	679,600
Patrick J. McDonie	N/A	N/A	N/A	2/18/2014	20,000 (11)	620,000
				6/26/2014	30,000 (7)	1,347,900
				6/28/2014	20,000 (5)	679,600

(1)	Represents performance-based bonuses under ATLS’ Senior Executive Plan, as discussed under “Compensation Discussion and Analysis—Elements of our Compensation Program—ATLS Performance-Based Bonuses”.
(2)	The grant date fair value was calculated in accordance with FASB ASC Topic 718.
(3)	Represents phantom units granted under our 2010 LTIP, which vest as follows: 02/18/15–16,500; 02/18/16–16,500; and 02/18/17–17,000.
(4)	Represents phantom units granted under the ATLS 2010 Plan, which vest as follows: 06/26/15–10,000; 06/26/16–10,000; 06/26/17–10,000; and 06/26/18–10,000.
(5)	Represents phantom units granted under our 2010 LTIP, which vest as follows: 06/28/15–5,000; 06/28/16–5,000; 06/28/17–5,000; and 06/28/18–5,000.
(6)	Represents phantom units granted under our 2010 LTIP, which vest as follows: 02/18/15–4,950; 02/18/16–4,950; and 02/18/17–5,100.
(7)	Represents phantom units granted under the ATLS 2006 Plan, which vest as follows: 06/26/15–7,500; 06/26/16–7,500; 06/26/17–7,500; and 06/26/18–7,500.
(8)	Represents phantom units granted under the ATLS 2006 Plan, which vest as follows: 02/18/15–54,794 and 02/18/16–54,794. Phantom units granted to Mr. E. Cohen under the ATLS Plans are not allocated to us and are not included in the Summary Compensation Table.
(9)	Represents phantom units granted under the ATLS 2010 Plan, which vest as follows: 06/26/15–60,000; 06/26/16–60,000; 06/26/17–60,000; and 06/26/18–60,000. Phantom units granted to Mr. E. Cohen and Mr. J. Cohen under the ATLS Plans are not allocated to us and are not included in the Summary Compensation Table.
(10)	Represents phantom units granted under the ATLS 2006 Plan, which vest as follows: 02/18/15–49,087 and 02/18/16–49,087. Phantom units granted to Mr. J. Cohen under the ATLS Plans are not allocated to us and are not included in the Summary Compensation Table.
(11)	Represents phantom units granted under our 2010 LTIP, which vest as follows: 02/18/15–6,600; 02/18/16–6,600; and 02/18/17–6,800.

Employment Agreements and Potential Payments Upon Termination or Change of Control

Terms Used

“Good reason” is defined in the following employment agreements as:

•	a material reduction in base salary;

•	a demotion from his position;

•	a material reduction in duties, and for Messrs. E. Cohen, J. Cohen, and Dubay, it being deemed such a material reduction if ATLS ceases to be a public company unless it becomes a subsidiary of a public company and,

•	in the case of Mr. E. Cohen, he becomes the chief executive officer of the public parent immediately following the applicable transaction;

•	in the case of Mr. J. Cohen, he becomes an executive officer of the public parent with responsibilities substantially equivalent to his previous position immediately following the applicable transaction;

•	in the case of Mr. Dubay, the CEO or the Chairman of ATLS’s general partner’s board is not its CEO or the CEO of ATLS or the acquiring entity;

•	the executive is required to relocate to a location more than 35 miles from the executive’s previous location, or 50 miles from Tulsa, Oklahoma in the case of Mr. McDonie;

•	in the case of Mr. E. Cohen and Mr. J. Cohen, ceasing to be elected to ATLS’s board; or

•	in the case of Messrs. E. Cohen, J. Cohen and Dubay, any material breach of the agreement.

“Cause” is defined in Mr. E. Cohen and Mr. J. Cohen’s employment agreements as:

•	Mr. Cohen is convicted of a felony, or any crime involving fraud or embezzlement;

•	Mr. Cohen intentionally and continually fails to perform his reasonably assigned duties (other than as a result of disability), which failure is materially and demonstrably detrimental to ATLS and has continued for 30 days after written notice signed by a majority of the independent directors of ATLS’s general partner; or

•	Mr. Cohen is determined, through arbitration, to have materially breached the restrictive covenants in the agreement.

“Cause” is defined in Mr. Dubay and Mr. McDonie’s employment agreements as:

•	in the case of Mr. Dubay, executive has committed any demonstrable and material fraud;

•	in the case of Mr. Dubay, illegal or gross misconduct that is willful and results in damage to our business or reputation, and in the case of Mr. McDonie, willful misconduct which cases material harm to us or our affiliates or their business reputations, including due to adverse publicity;

•	in the case of Mr. Dubay, executive is charged with a felony, and in the case of Mr. McDonie, the commission of a felony or crime of moral turpitude;

•	in the case of Mr. Dubay, failure to substantially perform his duties (other than as a result of disability) after written demand and a reasonable opportunity to cure, and in the case of Mr. McDonie, willful and continued failure to perform material duties (other than as a result of a disability);

•	in the case of Mr. McDonie, the commission of any act of malfeasance or wrongdoing against our company or affiliates;

•	in the case of Mr. Dubay, failure to follow reasonable written instructions which are consistent with his duties, and in the case of Mr. McDonie, material breach of any of our policies or procedures; or

•	in the case of Mr. McDonie, material breach of his obligations under any agreement entered into with us or our affiliates.

The Merger and separation from ATLS will constitute a termination for good reason by Messrs. Cohen and Dubay under their employment agreements.

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

The agreement provides the following benefits in the event of a termination of employment:

•	Upon termination of employment due to death, all equity awards held by Mr. Cohen accelerate and vest in full upon the later of the termination of employment or six months after the date of grant of the awards (“Acceleration of Equity Vesting”), and Mr. Cohen’s estate is entitled to receive, in addition to payment of all accrued and unpaid amounts of base salary, vacation, business expenses and other benefits (“Accrued Obligations”), a pro-rata bonus for the year of termination, based on the actual bonus that would have been earned had the termination of employment not occurred, determined and paid consistent with past practice (the “Pro-Rata Bonus”).

•	ATLS may terminate Mr. Cohen’s employment if he has been unable to perform the material duties of his employment for 180 days in any 12-month period because of physical or mental injury or illness, but ATLS is required to pay his base salary until it acts to terminate his employment. Upon termination of employment due to disability, Mr. Cohen will receive the Accrued Obligations, all amounts payable under ATLS’ long-term disability plans, three years’ continuation of group term life and health insurance benefits (or, alternatively, ATLS may elect to pay executive cash in lieu of such coverage in an amount equal to three years’ healthcare coverage at COBRA rates and the premiums ATLS would have paid during the three-year period for such life insurance) (such coverage, the “Continued Benefits”), Acceleration of Equity Vesting, and the Pro-Rata Bonus.

•	Upon termination of employment by ATLS without cause or by Mr. Cohen for good reason, Mr. Cohen will be entitled to either (i) if he does not execute and not revoke a release of claims against ATLS, payment of the Accrued Obligations, or (ii), in addition to payment of the Accrued Obligations, if he executes and does not revoke a release of claims against ATLS, (A) a lump-sum cash payment in an amount equal to three times his average compensation (which is defined as the sum of (1) his annualized base salary in effect immediately before the termination of employment plus (2) the average of the bonuses earned for the three years preceding the year in which the termination occurs, (B) Continued Benefits, (C) the Pro-Rata Bonus, and (D) Acceleration of Equity Vesting.

•	Upon a termination by ATLS for cause or by Mr. Cohen without good reason, he is entitled to receive payment of the Accrued Obligations.

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

We anticipate that lump sum termination amounts paid to Mr. Cohen would be allocated to us consistent with past practice and, with respect to payments based on more than one year of compensation, would be allocated to us based on the average amount of time Mr. Cohen devoted to our activities during the applicable period. The following table provides an estimate of the value of the benefits to Mr. Cohen, which would have been allocated to us if a termination event had occurred as of December 31, 2014.

Reason for Termination	Lump Sum Severance Payment		Benefits(1)	Accelerated Vesting of Equity Awards(2)
Death	$—		$—	$4,293,450
Disability	—		19,951	4,293,450
Termination by us without cause or by Mr. Cohen for good reason	8,775,720	(3)	19,951	4,293,450
Change of control	8,775,720	(3)	19,951	4,293,450

(1)	Dental and medical benefits were calculated using 2014 COBRA rates.
(2)	Represents the value of unvested unit awards granted under our 2010 LTIP disclosed in the “Outstanding Equity Awards at Fiscal Year-End Table.” The payments relating to awards are calculated by multiplying the number of accelerated units by the closing price of the applicable unit on December 31, 2014.
(3)	Calculated based on Mr. Cohen’s current base salary plus the applicable bonus.

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

We anticipate that lump sum termination amounts paid to Mr. Cohen would be allocated to us consistent with past practice and, with respect to payments based on more than one year of compensation, would be allocated to us based on the average amount of time Mr. Cohen devoted to our activities during the applicable period. The following table provides an estimate of the value of the benefits to Mr. Cohen, which would have been allocated to us if a termination event had occurred as of December 31, 2014.

Reason for Termination	Lump Sum Severance Payment		Benefits(1)	Accelerated Vesting of Equity Awards(2)
Death	$—		$—	$4,293,450
Disability	—		29,234	4,293,450
Termination by us without cause or by Mr. Cohen for good reason	8,023,221	(3)	29,234	4,293,450
Change of control	8,023,221	(3)	29,234	4,293,450

(1)	Dental and medical benefits were calculated using 2014 COBRA rates.
(2)	Represents the value of unvested unit awards granted under our 2010 LTIP disclosed in the “Outstanding Equity Awards at Fiscal Year-End Table.” The payments relating to awards are calculated by multiplying the number of accelerated units by the closing price of the applicable unit on December 31, 2014.
(3)	Calculated based on Mr. Cohen’s current base salary plus the applicable bonus.

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

We anticipate that all lump sum termination amounts paid to Mr. Dubay would be allocated to us. The following table provides an estimate of the value of the benefits to Mr. Dubay if a termination event had occurred as of December 31, 2014.

Reason for Termination	Lump Sum Severance Payment		Benefits(1)	Accelerated Vesting of Equity Awards(2)
Death or Disability	$—		$—	$8,445,925
Termination by us without cause or by Mr. Dubay for good reason	422,083	(3)	16,524	8,445,925

(1)	Dental and medical benefits were calculated using 2014 COBRA rates for 22 months, which assumes renewal of Mr. Dubay’s employment agreement upon expiration of the initial term in November 2014.
(2)	Represents the value of unexercisable option and unvested unit awards disclosed in the “Outstanding Equity Awards at Fiscal Year-End Table.” The payments relating to option awards are calculated by multiplying the number of accelerated options by the difference between the exercise price and the closing price of the applicable units on December 31, 2014. The payments relating to awards are calculated by multiplying the number of accelerated units by the closing price of the applicable unit on December 31, 2014.
(3)	Calculated based on Mr. Dubay’s current base salary plus the applicable bonus. Payments would be made in monthly installments for the remaining term of Mr. Dubay’s employment agreement.

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

We anticipate that all lump sum termination amounts paid to Mr. McDonie would be allocated to us. The following table provides an estimate of the value of the benefits to Mr. McDonie if a termination event had occurred as of December 31, 2014.

Reason for Termination	Lump Sum Severance Payment		Accelerated Vesting of Equity Awards(1)
Death or Disability	$—		$4,838,350
Termination by us without cause or by Mr. McDonie for good reason	195,962	(2)	4,838,350

(1)	Represents the value of unvested unit awards disclosed in the “Outstanding Equity Awards at Fiscal Year-End Table.” The payments relating to awards are calculated by multiplying the number of accelerated units by the closing price of the applicable unit on December 31, 2014.
(2)	Calculated based on Mr. McDonie’s current base salary plus the applicable bonus. Payments would be made in monthly installments for the remaining term of Mr. McDonie’s employment agreement.

Additional Change of Control Payments

Awards granted under our Long-Term Incentive Plans and the ATLS Plans vest following a change of control and/or the occurrence of certain other events, as described below. If these awards had terminated on December 31, 2014, in addition to the accelerated vesting of awards received by Messrs. E. Cohen, J. Cohen, Dubay, and McDonie; Mr. Karlovich would have received accelerated vesting of awards valued at $3,495,652.

Our Long-Term Incentive Plans

Before the Merger

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

Upon a change in control, as defined in each Plan, all unvested awards held by non-employee managers will vest, except as otherwise specified in the award agreement(s). Upon a change of control, as defined in the 2004 LTIP, all unvested awards held by employees will vest. In the case of awards held by employees under the 2010 LTIP, upon termination of employment without “cause”, as defined in the 2010 LTIP, or upon other circumstances specified in the employee’s applicable award agreement(s), in any case following a change in control, any unvested award will vest and, in the case of options, become exercisable. The Merger will trigger the change of control provisions of our Plans.

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

Upon a change in control, as defined in the ATLS 2010 Plan, all unvested awards held by directors will immediately vest in full. In the case of awards held by eligible employees, upon the eligible employee’s termination of employment without “cause”, as defined in the ATLS Plans, or upon any other type of termination specified in the eligible employee’s applicable award agreement(s), in any case following a change in control, any unvested award will immediately vest in full and, in the case of options, become exercisable for the one-year period following the date of termination of employment, but in any case not later than the end of the original term of the option. The ATLS Merger will trigger the change of control provisions of the ATLS Plans.

After the Merger

Our Plans and the ATLS Plans will terminate as a result of the Mergers, and equity awards outstanding immediately before the Mergers will be treated as described under “Compensation Discussion and Analysis—After the Merger.”

The following tables disclose outstanding awards and awards vested and exercised under our Plans as well as under the ATLS and ARP Plans:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options				Option Exercise Price	Option Expiration Date	Number of Units that have not Vested		Market Value of Units that have not Vested(1)
	Exercisable		Unexercisable
Eugene N. Dubay	27,191	(2)	81,574	(3)	$20.44	3/25/2021	105,259	(4)	$3,278,818
	—		—				157,500	(5)	4,293,450
Robert W. Karlovich, III	2,719	(2)	8,157	(6)	20.44	3/25/2021	48,157	(7)	1,500,091
	—		—				70,000	(8)	1,908,200
Edward E. Cohen	543,825	(2)	—		20.75	11/10/2016	—		—
	190,338	(2)	571,017	(9)	20.44	3/25/2021	625,832	(10)	19,494,667
	—		—				157,500	(5)	4,293,450
	175,000	(11)	175,000	(12)	24.67	5/15/2022	75,000	(13)	802,500
Jonathan Z. Cohen	217,530	(2)	—		20.75	11/10/2016	—		—
	135,956	(2)	407,869	(14)	20.44	3/25/2021	570,126	(15)	17,759,425
	—		—				157,500	(5)	4,293,450
	175,000	(11)	175,000	(12)	24.67	5/15/2022	75,000	(13)	802,500
Patrick J. McDonie	—		—		N/A	N/A	70,000	(16)	2,180,500
	—		—				97,500	(17)	2,657,850

(1)	Based on closing market price of our common units on December 31, 2014 of $27.26, price of ATLS common units on December 31, 2014 of $31.15 and price of ARP common units on December 31, 2014 of $10.70.
(2)	Represents options to purchase ATLS units.
(3)	Represents options to purchase ATLS units, which vest on 03/25/15–81,574.
(4)	Represents ATLS phantom units, which vest as follows: 03/25/15–65,259; 6/26/15–10,000, 6/26/16–10,000, 6/26/17–10,000, and 6/26/18–10,000.
(5)	Represents our phantom units, which vest as follows: 02/18/15–16,500; 04/26/15–25,000; 06/28/15–5,000; 07/10/15–12,500; 02/18/16–16,500; 04/26/16–25,000; 06/28/16–5,000; 07/10/16–12,500; 02/18/17–17,000; 06/28/17–5,000; 07/10/17–12,500; and 06/28/18–5,000;.
(6)	Represents options to purchase ATLS units, which vest on 03/25/15–8,157.
(7)	Represents ATLS phantom units, which vest as follows: 03/25/15–8,157; 06/26/15–7,500; 07/16/16–2,500; 06/26/16–7,500; 06/26/17–7,500; 07/16/17–7,500; and 06/26/18–7,500.
(8)	Represents our phantom units, which vest as follows: 02/18/15–4,950; 04/26/15–5,000; 06/28/15–5,000; 07/10/15–5,000; 11/04/15–10,000; 02/18/16–4,950; 04/26/16–5,000; 06/28/16–5,000; 07/10/16–5,000; 02/18/17–5,100; 06/28/17–5,000; 07/10/17–5,000; and 06/28/18–5,000.
(9)	Represents options to purchase ATLS units, which vest as follows: 03/25/15–571,017.
(10)	Represents ATLS phantom units, which vest as follows: 02/04/15–15,760; 02/18/15–54,794; 03/25/15–244,722; 06/26/2015–60,000; 02/04/16–15,761; 02/18/16–54,795; 06/26/2016–60,000; 06/26/2017–60,000; and 06/26/2018–60,000.
(11)	Represents options to purchase ARP units.
(12)	Represents options to purchase ARP units, which vest as follows: 05/15/15–87,500 and 05/15/16–87,500.
(13)	Represents ARP phantom units, which vest as follows: 05/15/15–37,500 and 05/15/16–37,500.
(14)	Represents options to purchase ATLS units, which vest on 03/25/15–407,869.
(15)	Represents ATLS phantom units, which vest as follows: 02/04/15–14,009; 02/18/15–49,087; 03/25/15–203,934; 06/26/15–60,000; 02/04/16–14,009; 02/18/16–49,087; 06/26/16–60,000; 06/26/17–60,000; and 06/26/18–60,000.
(16)	Represents ATLS phantom units, which vest as follows: 06/26/15–7,500; 07/20/15–5,000; 06/26/16–7,500; 07/16/16–5,000; 07/20/16–15,000; 06/26/17–7,500; 07/16/17–15,000; and 06/26/18–7,500.
(17)	Represents our phantom units, which vest as follows: 02/18/15–6,600; 06/28/15–5,000; 07/16/15–7,500; 07/20/15–17,500; 02/18/16–6,600; 06/28/16–5,000; 07/16/16–7,500; 07/20/16–17,500; 02/18/17–6,800; 06/28/17–5,000; 07/16/17–7,500; and 06/28/18–5,000.

2014 OPTION EXERCISES AND STOCK VESTED TABLE

	Unit Awards
Name	Number of Units Acquired on Vesting		Value Realized on Vesting ($)(1)
Eugene N. Dubay	37,500	(2)	$1,209,500
	21,753	(3)	945,385
Robert W. Karlovich, III	20,000	(2)	677,400
	2,719	(3)	118,168
Edward E. Cohen	37,500	(2)	1,209,500
	97,333	(3)	4,276,899
	37,500	(4)	727,125
Jonathan Z. Cohen	37,500	(2)	1,209,500
	81,987	(3)	3,604,762
	37,500	(4)	727,125
Patrick J. McDonie	25,000	(2)	871,675

(1)	Value realized on vesting is based upon market price on date of vesting.
(2)	Represents our common units.
(3)	Represents ATLS’s common units.
(4)	Represents ARP’s common units.

Effective July 1, 2011, ATLS established the ATLS Excess 401(k) Plan, an unfunded nonqualified deferred compensation plan for certain highly compensated employees. The ATLS Excess 401(k) Plan provides Messrs. E. and J. Cohen, the plan’s current participants, with the opportunity to defer, annually, the receipt of a portion of their compensation, and to permit them to designate investment indices for the purpose of crediting earnings and losses on any amounts deferred under the Plan. Messrs. E. and J. Cohen may defer up to 10% of their total annual cash compensation (which means base salary and non-performance-based bonus) and up to 100% of all performance-based bonuses, and we are obligated to match such deferrals on a dollar-for-dollar basis (i.e., 100% of the deferral) up to a total of 50% of their base salary for any calendar year. The account is invested in a mutual fund and cash balances are invested daily in a money market account. ATLS established a “rabbi” trust to serve as the funding vehicle for the ATLS Excess 401(k) Plan and it will, not later than the last day of the first month of each calendar quarter, make contributions to the trust in the amount of the compensation deferred, along with the corresponding match, during the preceding calendar quarter. Notwithstanding the establishment of the rabbi trust, ATLS’s obligation to pay the amounts due under the ATLS Excess 401(k) Plan constitutes a general, unsecured obligation, payable out of its general assets, and Messrs. E. and J. Cohen do not have any rights to any specific asset of the company.

The ATLS Excess 401(k) Plan has the following additional provisions:

•	At the time the participant makes his deferral election with respect to any year, he must specify the date or dates (but not more than two) on which distributions will start, which date may be upon termination of employment or a date that is at least three years after the year in which the amount deferred would otherwise have been earned. A participant may subsequently defer a specified payment date for a minimum of an additional five years from the previously elected payment date. If the participant fails to make an election, all amounts will be distributable upon the termination of employment.

•	Distributions will be made earlier in the event of death, disability or a termination of employment due to a change of control.

•	If the participant elects to receive all or a portion of his distribution upon the termination of employment, it will be paid in a lump sum. Otherwise, the participant may elect to receive a lump sum payment or equal installments over not more than 10 years.

A participant may request a distribution of all or part of his account in the event of an unforeseen financial emergency. An unforeseen financial emergency is a severe financial hardship due to an unforeseeable emergency resulting from a sudden and unexpected illness or accident of the participant, or, a sudden and unexpected illness or accident of a dependent, or loss of the participant’s property due to casualty, or other similar and extraordinary unforeseeable circumstances arising as a result of events beyond the control of the participant. An unforeseen financial emergency is not deemed to exist to the extent it is or may be relieved through reimbursement or compensation by insurance or otherwise; by borrowing from commercial sources on reasonable commercial terms to the extent that this borrowing would not itself cause a severe financial hardship; by cessation of deferrals under the plan; or by liquidation of the participant’s other assets (including assets of the participant’s spouse and minor children that are reasonably available to the participant) to the extent that this liquidation would not itself cause severe financial hardship.

The table above reflects salary and matching contribution costs allocated to us.

Director Compensation

2014 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash		Stock Awards		All Other Compensation(1)	Total
Tony C. Banks	$125,000	(2)	$74,979	(3)	$13,124	$213,103
Curtis D. Clifford	105,000	(4)	74,987	(5)	12,029	192,016
Gayle P.W. Jackson	75,000		74,989	(6)	13,132	163,121
Martin Rudolph	122,500	(7)	74,970	(8)	13,165	210,635
Michael Staines	65,000		74,989	(9)	11,555	151,544

(1)	Represents payments on DERs for phantom units.
(2)	Includes $50,000 in cash paid for services Mr. Banks provided for acting as chair of the APL Special Conflicts Committee in connection with the Merger.
(3)	Represents 2,255 phantom units having a grant date fair value of $33.25 per unit, granted under our 2010 LTIP. The phantom units vest 25% on each anniversary of the date of grant as follows: 02/11/15–563; 02/11/16–563; 02/11/17–563; and 02/11/18–566.
(4)	Includes $30,000 in cash paid for services Mr. Clifford provided for the APL Special Conflicts Committee in connection with the Merger.
(5)	Represents 2,373 phantom units having a grant date fair value of $31.60 per unit, granted under our 2010 LTIP. The phantom units vest 25% on each anniversary of the date of grant as follows: 5/10/15–593; 5/10/16–593; 5/10/17–593 and 5/10/18–594.
(6)	Represents 2,419 phantom units having a grant date fair value of $31.00 per unit, granted under our 2010 LTIP. The phantom units vest 25% on each anniversary of the date of grant as follows: 2/18/15–604; 2/18/16–604; 02/18/17–604; and 2/18/18–607.
(7)	Includes $30,000 in cash paid for services Mr. Rudolph provided for the APL Special Conflicts Committee in connection with the Merger. Also includes a $2,500 cash payment Mr. Rudolph received in 2014 that related to an increase in compensation for his services as chair of the audit committee.
(8)	Represents 2,427 phantom units having a grant date fair value of $30.89 per unit, granted under our 2010 LTIP. The phantom units vest 25% on each anniversary of the date of grant as follows: 3/17/15–606; 3/17/16–606; 3/17/17–606 and 3/17/18–609.
(9)	Represents 2,153 phantom units having a grant date fair value of $34.83 per unit, granted under our 2010 LTIP. The phantom units vest 25% on each anniversary of the date of grant as follows: 7/01/15–538; 7/01/16–538; 7/01/17–538 and 7/01/18–539.

Our General Partner did not pay additional remuneration to officers or employees of ATLS who also served as managing board members. In February 2013, the ATLS nominating and governance committee approved, effective as of January 1, 2013, annual retainers for non-employee board members comprised of $65,000 in cash and an annual grant of phantom units with DERs issued under our Plans having a fair market value of $75,000. Chairpersons of the compensation committee, conflicts committee and environmental health and safety committee each receive an additional retainer of $10,000 and the chair of the audit committee receives an additional retainer of $25,000.

Our General Partner reimburses each non-employee managing board member for out-of-pocket expenses in connection with attending meetings of the board or committees. We reimburse our General Partner for these expenses and indemnify our General Partner’s managing board members for actions associated with serving as directors to the extent permitted under Delaware law.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon its review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for the year ended December 31, 2014.

This report has been provided by the compensation committee of the Board of Directors of Atlas Pipeline Partners GP, LLC.

Tony A. Banks, Chair

Curtis D. Clifford

Martin Rudolph

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth the number and percentage of shares of common stock owned, as of February 20, 2015 by (a) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common units, (b) each of the members of the managing board of our General Partner, (c) each of the executive officers named in the Summary Compensation Table in Item 11, and (d) all of the executive officers and board members as a group. This information is reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Unless otherwise indicated in footnotes to the table, each person listed has sole voting and dispositive power with respect to the securities owned by such person. The address of our General Partner, its executive officers and managing board members is Park Place Corporate Center One, 1000 Commerce Drive, 4th Floor, Pittsburgh, Pennsylvania 15275-1011.

	Common Unit Amounts and Nature of Beneficial Ownership		Percent of Class
Name of Beneficial Owner
Named Executive Officers and Members of the Managing Board
Eugene N. Dubay	132,418	(1)	*
Edward E. Cohen	173,575	(2)	*
Jonathan Z. Cohen	163,544	(3)	*
Patrick J. McDonie	32,982		*
Robert W. Karlovich, III	61,238	(4)	*
Tony C. Banks	6,869		*
Curtis D. Clifford	3,913		*
Gayle P. W. Jackson	5,163	(5)	*
Martin Rudolph	11,212	(6)	*
Michael L. Staines	13,353		*

Executive officers and Managing Board Members as a group (11 persons)	686,399		*

Other Owners of More than 5% of Outstanding Units
Leon G. Cooperman	7,457,578	(7)	7.5%

*	Less than 1%.
(1)	Includes 94,243 units held in trust for the benefit of Mr. Dubay and 37,175 units held in trust for the benefit of Mr. Dubay’s spouse.
(2)	Includes 80,100 units held by a partnership, of which Mr. E. Cohen and his spouse are the sole limited partners and the sole shareholders, officers and directors of the corporate general partner, and 10,000 units held in trust for the benefit of Mr. E. Cohen’s spouse.
(3)	Includes 105,667 units held jointly with Mr. J. Cohen’s spouse, 33,000 units held in trust for the benefit of Mr. J. Cohen’s children and 10,000 units held in trust for the benefit of Mr. J. Cohen.
(4)	Includes 250 units held in trust for the benefit of Mr. Karlovich’s children.
(5)	All units held in trust for the benefit of Dr. Jackson.
(6)	Includes 1,984 phantom units granted pursuant to our 2004 and 2010 LTIPs, which will vest into common units within 60 days; and 4,832 units held jointly with Mr. Rudolph’s spouse.
(7)	This information is based upon a Schedule 13G/A, which was filed with the SEC on January 23, 2015. The address for Mr. Cooperman is 11431 W. Palmetto Park Road, Boca Raton, FL 33431.

Equity Compensation Plan Information

The following table contains information about our 2004 LTIP as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders – Phantom units	31,838	n/a

Equity compensation plans approved by security holders – Total	31,838		4,359

The following table contains information about our 2010 LTIP as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders – phantom units	1,652,451	n/a

Equity compensation plans approved by security holders – Total	1,652,451		134,859

The following table contains information about the ATLS 2006 Plan as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders – phantom units	781,182	n/a
Equity compensation plans approved by security holders – unit options	939,939	$20.94

Equity compensation plans approved by security holders – Total	1,721,121		133,951

The following table contains information about the ATLS 2010 Plan as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders – phantom units	2,496,664	n/a
Equity compensation plans approved by security holders – unit options	2,414,545	$20.53

Equity compensation plans approved by security holders – Total	4,911,209		283,650

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not directly employ any persons to manage or operate our business. These functions are provided by our General Partner and employees of ATLS. Our General Partner does not receive a management fee in connection with its management of our operations, but we reimburse our General Partner and its affiliates for compensation and benefits related to ATLS employees who perform services for us, based upon an estimate of the time spent by such persons on our activities. Other indirect costs, such as rent for offices, are allocated to us by ATLS based on the number of its employees who devote substantially all of their time to our activities. Our partnership agreement provides that our General Partner will determine the costs and expenses that are allocable to us in any reasonable manner determined at its sole discretion. We reimbursed our General Partner and its affiliates $5.1 million for the year ended December 31, 2014 for compensation and benefits related to their employees. Our General Partner believes the method utilized in allocating costs to us is reasonable.

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

The managing board of our General Partner has determined that Messrs. Curtis Clifford, Tony Banks, Martin Rudolph and Michael Staines and Dr. Gayle Jackson each satisfy the requirement for independence set out in Section 303A.02 of the rules of the NYSE, including those set forth in Rule 10A-3(b)(1) of the Securities Exchange Act, and meet the definition of an independent member set forth in our Partnership Governance Guidelines. In making these determinations, the managing board reviewed information from each of these non-management board members concerning all their respective relationships with us and analyzed the materiality of those relationships.

Relationship with Atlas Resource Partners

We compress and gather gas for Atlas Resource Partners, L.P. (NYSE: ARP) (“ARP”) on our gathering systems located in Tennessee. ARP’s general partner is wholly-owned by ATLS, and two members of our General Partner’s managing board are members of ARP’s board of directors. We entered into an agreement to provide these services, which extends for the life of ARP’s leases, in February 2008. We charged ARP approximately $0.3 million in compression and gathering fees for the year ended December 31, 2014.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees recognized by us during the years ended December 31, 2014 and 2013 by our principal accounting firm, Grant Thornton LLP, are set forth below:

	2014	2013
Audit fees (1)	$1,440,250	$1,531,750
Tax fees (2)	97,211	93,778
All other fees	—	—

Total aggregate fees billed	$1,537,461	$1,625,528

(1)	Represents the aggregate fees recognized in 2014 and 2013 for professional services rendered by Grant Thornton LLP for the audit of our annual financial statements, the review of financial statements included in Forms 10-Q and the review of registration statements and Forms 8-K.
(2)	Represents the fees recognized in each 2014 and 2013 for professional services rendered by Grant Thornton LLP for tax compliance, tax advice, and tax planning.

Audit Committee Pre-Approval Policies and Procedures

Pursuant to its charter, the audit committee of the managing board of our General Partner is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent auditors. All of such services and fees were pre-approved during 2014 and 2013.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Financial Statements

The financial statements required by this Item 15(a)(1) are set forth in Item 8.

(2) Financial Statement Schedules

No schedules are required to be presented.

(3) Exhibits:

Exhibit No.	Description

1.1	Equity Distribution Agreement, dated May 12, 2014, among Atlas Pipeline Partners, L.P. and Citigroup Global Markets Inc., Wells Fargo Securities, LLC and MLV & Co. LLC(38)

1.2	Underwriting Agreement, dated March 12, 2014, among Atlas Pipeline Partners, L.P. and the underwriters named therein (36)

2.1	Agreement and Plan of Merger, by and among Targa Resources Corp., Trident GP Merger Sub LLC, Atlas Energy, L.P. and Atlas Energy GP, LLC, dated October 13, 2014. The schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request(39)

2.2	Agreement and Plan of Merger, by and among Targa Resources Corp., Targa Resources Partners LP, Targa Resources GP LLC, Trident MLP Merger Sub LLC, Atlas Energy, L.P., Atlas Pipeline Partners, L.P. and Atlas Pipeline Partners GP, LLC, dated October 13, 2014. The schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request(39)

2.3	Letter Agreement, by and between Atlas Energy, L.P. and Atlas Pipeline Partners, L.P., dated October 13, 2014(39)

3.1(a)	Certificate of Limited Partnership(1)

3.1(b)	Amendment to Certificate of Limited Partnership(12)

3.2(a)	Second Amended and Restated Agreement of Limited Partnership(2)

3.2(b)	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership(3)

3.2(c)	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership(4)

3.2(d)	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership(5)

3.2(e)	Amendment No. 4 to Second Amended and Restated Agreement of Limited Partnership(6)

3.2(f)	Amendment No. 5 to Second Amended and Restated Agreement of Limited Partnership(8)

3.2(g)	Amendment No. 6 to Second Amended and Restated Agreement of Limited Partnership(9)

3.2(h)	Amendment No. 7 to Second Amended and Restated Agreement of Limited Partnership(14)

3.2(i)	Amendment No. 8 to Second Amended and Restated Agreement of Limited Partnership(15)

3.2(j)	Amendment No. 9 to Second Amended and Restated Agreement of Limited Partnership(12)

3.2(k)	Amendment No. 10 to Second Amended and Restated Agreement of Limited Partnership(30)

3.2(j)	Amendment No. 11 to Second Amended and Restated Agreement of Limited Partnership(36)

Exhibit No.	Description

4.1	Common unit certificate (attached as Exhibit A to the Second Amended and Restated Agreement of Limited Partnership) (2)

4.2(a)	6 5/8% Senior Notes Indenture dated September 28, 2012(26)

4.2(b)	Supplemental Indenture dated as of December 20, 2012(32)

4.3(a)	5 7/8% Senior Notes Indenture dated as of February 11, 2013(10)

4.3(b)	Supplemental Indenture dated as of February 11, 2013(10)

4.4	4 3/4% Senior Notes Indenture dated May 10, 2013(7)

4.5(a)	Certificate of Designation of Class D Convertible Preferred Units(30)

4.5(b)	Certificate of Amendment to Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and Qualifications, Limitations and Restrictions Thereof, dated as of March 12, 2014(36)

4.6	Registration Rights Agreement, dated May 16, 2012, between Atlas Pipeline Partners, L.P., Wells Fargo Bank, National Association and the lenders named in the Credit Agreement dated May 16, 2012 by and among Atlas Energy, L.P. and the lenders named therein(25)

4.7	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional, and Other Special Rights of Preferred Units and Qualifications, Limitations and Restrictions Thereof, dated as of March 17, 2014 (attached as Exhibit A to Amendment No. 11 to Second Amended and Restated Agreement of Limited Partnership)

10.1(a)	Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Operating Partnership, L.P. (1)

10.1(b)	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Operating Partnership, L.P.(14)

10.1(c)	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Operating Partnership, L.P.(12)

10.1(d)	Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Atlas Pipeline Operating Partnership, L.P.(36)

10.2	Second Amended and Restated Limited Liability Company Agreement of Atlas Pipeline Partners GP, LLC.(19)

10.3(a)	Amended and Restated Credit Agreement dated July 27, 2007, amended and restated as of December 22, 2010, by and among Atlas Pipeline Partners, L.P., Wells Fargo Bank, National Association and the several guarantors and lenders hereto(16)

10.3(b)	Amendment No. 1 to the Amended and Restated Credit Agreement dated as of April 19, 2011(22)

10.3(c)	Incremental Joinder Agreement to the Amended and Restated Credit Agreement dated as of July 8, 2011(23)

10.3(d)	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of May 31, 2012(27)

10.3(e)	Amendment No. 3 to the Amended and Restated Credit Agreement(31)

10.3(f)	Amendment No. 4 to the Amended and Restated Credit Agreement(34)

10.3(g)	Amendment No. 5 to the Amended and Restated Credit Agreement(40)

10.3(h)	Amendment No. 6 to the Amended and Restated Credit Agreement(37)

10.3(i)	Second Amended and Restated Credit Agreement, dated as of August 28, 2014(33)

10.4	Long-Term Incentive Plan(35)

10.5	Amended and Restated 2010 Long-Term Incentive Plan(22)

10.6	Form of Grant of Phantom Units in Exchange for Bonus Units(17)

10.7	Form of 2010 Long-Term Incentive Plan Phantom Unit Grant Letter(18)

10.8	Form of 2004 Long-Term Incentive Plan Phantom Unit Grant Letter(28)

10.9	Form of Grant of Phantom Units to Non-Employee Managers(11)

Exhibit No.	Description

10.10	Letter Agreement, by and between Atlas Pipeline Partners, L.P. and Atlas Pipeline Holdings, L.P., dated November 8, 2010(13)

10.11	Non-Competition and Non-Solicitation Agreement, by and between Chevron Corporation and Edward E. Cohen, dated as of November 8, 2010(20)

10.12	Non-Competition and Non-Solicitation Agreement, by and between Chevron Corporation and Jonathan Z. Cohen, dated as of November 8, 2010(20)

10.13	Employment Agreement between Atlas Energy, L.P. and Edward E. Cohen dated as of May 13, 2011(24)

10.14	Employment Agreement between Atlas Energy, L.P. and Jonathan Z. Cohen dated as of May 13, 2011(24)

10.15	Employment Agreement between Atlas Energy, L.P. and Eugene N. Dubay dated as of November 4, 2011(21)

10.16	Employment Agreement between Atlas Energy, L.P., Atlas Pipeline Partners, L.P. and Patrick J. McDonie dated as of July 3, 2012(25)

10.17	Registration Rights Agreement, dated February 11, 2013, by and among Atlas Pipeline Partners, L.P., Atlas Pipeline Finance Corporation, the subsidiaries named therein, and the initial purchasers listed therein (10)

10.18	Registration Rights Agreement, dated May 7, 2013 by and among Atlas Pipeline Partners, L.P. and the purchasers named therein(30)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Atlas Pipeline Partners, L.P.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

99.1	Form of Voting and Support Agreement, by and between Atlas Energy, L.P. and the individual named on the signature page thereto(39)

99.2	Form of Voting and Support Agreement, by and between Targa Resources Corp. and the individual named on the signature page thereto(39)

99.3	Form of Voting and Support Agreement, by and between Targa Resources Partners LP and the individual named on the signature page thereto(39)

99.4	Confidentiality, Non-Competition and Non-Solicitation Agreement, by and among Targa Resources Corp., Targa Resources Partners LP and Edward E. Cohen, dated October 13, 2014(39)

99.5	Confidentiality, Non-Competition and Non-Solicitation Agreement, by and among Targa Resources Corp., Targa Resources Partners LP and Jonathan Z. Cohen, dated October 13, 2014(39)

99.6	Confidentiality, Non-Competition and Non-Solicitation Agreement, by and among Targa Resources Corp., Targa Resources Partners LP and Eugene N. Dubay, dated October 13, 2014(39)

101.INS	XBRL Instance Document(41)

101.SCH	XBRL Schema Document(41)

101.CAL	XBRL Calculation Linkbase Document(41)

101.LAB	XBRL Label Linkbase Document(41)

101.PRE	XBRL Presentation Linkbase Document(41)

101.DEF	XBRL Definition Linkbase Document(41)

(1)	Filed previously as an exhibit to registration statement on Form S-1 (Registration No. 333-85193).
(2)	Previously filed as an exhibit to registration statement on Form S-3 on April 2, 2004.
(3)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended June 30, 2007.
(4)	Previously filed as an exhibit to current report on Form 8-K on July 30, 2007.
(5)	Previously filed as an exhibit to current report on Form 8-K on January 8, 2008.
(6)	Previously filed as an exhibit to current report on Form 8-K on June 16, 2008.

(7)	Previously filed as an exhibit to current report on Form 8-K on May 13, 2013.
(8)	Previously filed as an exhibit to current report on Form 8-K on January 6, 2009.
(9)	Previously filed as an exhibit to current report on Form 8-K on April 3, 2009.
(10)	Previously filed as an exhibit to current report on Form 8-K filed on February 12, 2013.
(11)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended September 30, 2010.
(12)	Previously filed as an exhibit to current report on Form 8-K on December 13, 2011.
(13)	Previously filed as an exhibit to current report on Form 8-K on November 12, 2010.
(14)	Previously filed as an exhibit to current report on Form 8-K on April 2, 2010.
(15)	Previously filed as an exhibit to current report on Form 8-K on July 7, 2010.
(16)	Previously filed as an exhibit to current report on Form 8-K on December 23, 2010.
(17)	Previously filed as an exhibit to current report on Form 8-K filed on June 17, 2010.
(18)	Previously filed as an exhibit to current report on Form 8-K filed on June 23, 2010.
(19)	Previously filed as an exhibit to current report on Form 8-K on October 29, 2013.
(20)	Previously filed as an exhibit to Atlas Energy, Inc.’s current report on Form 8-K filed on November 12, 2010.
(21)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended September 30, 2011.
(22)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(23)	Previously filed as an exhibit to current report on Form 8-K filed on July 11, 2011.
(24)	Previously filed as an exhibit to Atlas Energy, L.P.’s quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(25)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended June 30, 2012.
(26)	Previously filed as an exhibit to current report on Form 8-K filed on January 30, 2013.
(27)	Previously filed as an exhibit to current report on Form 8-K filed on May 31, 2012.
(28)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended September 30, 2012.
(29)	Previously filed as an exhibit to current report on Form 8-K filed on November 6, 2012.
(30)	Previously filed as an exhibit to current report on Form 8-K filed on May 8, 2013.
(31)	Previously filed as an exhibit to current report on Form 8-K filed on December 13, 2012.
(32)	Previously filed as an exhibit to current report on Form 8-K filed on December 26, 2012.
(33)	Previously filed as an exhibit to current report on Form 8-K filed on August 29, 2014.
(34)	Previously filed as an exhibit to current report on Form 8-K filed on April 23, 2013.
(35)	Previously filed as an exhibit to annual report on Form 10-K filed for the year ended December 31, 2009.
(36)	Previously filed as an exhibit to current report on Form 8-K filed on March 17, 2014.
(37)	Previously filed as an exhibit to current report on Form 8-K filed on March 11, 2014.
(38)	Previously filed as an exhibit to current report on Form 8-K filed on May 13, 2014.
(39)	Previously filed as an exhibit to current report on Form 8-K filed on October 16, 2014.
(40)	Previously filed as an exhibit to quarterly report on Form 10-Q for the quarter ended June 30, 2014.
(41)	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS PIPELINE PARTNERS, L.P.
	By:	Atlas Pipeline Partners GP, LLC,
its General Partner

February 27, 2015	By:	/s/ EUGENE N. DUBAY
Chief Executive Officer and Managing
Board Member of the General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 27, 2015.

/s/ EDWARD E. COHEN	Chairman of the Managing Board of the General Partner
Edward E. Cohen

/s/ JONATHAN Z. COHEN	Vice Chairman of the Managing Board
Jonathan Z. Cohen	of the General Partner

/s/ EUGENE N. DUBAY	Chief Executive Officer and Managing Board
Eugene N. Dubay	Member of the General Partner

/s/ ROBERT W. KARLOVICH III	Chief Financial Officer and Chief Accounting Officer
Robert W. Karlovich III	of the General Partner

/s/ TONY C. BANKS	Managing Board Member of the General Partner
Tony C. Banks

/s/ CURTIS D. CLIFFORD	Managing Board Member of the General Partner
Curtis D. Clifford

/s/ GAYLE P.W. JACKSON	Managing Board Member of the General Partner
Gayle P.W. Jackson

/s/ MARTIN RUDOLPH	Managing Board Member of the General Partner
Martin Rudolph

/s/ MICHAEL L. STAINES	Managing Board Member of the General Partner
Michael L. Staines